Form 10-K
period 1996-03-31
SPORT CHALET INC
filed 1996-06-27
CIK 892907

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996
- ----------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                to
                               -----------------------------     --------------
                         Commission file number: 0-20736
                                                 -------
                               Sport Chalet, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    95-4390071
  (State or other jurisdiction           (I.R.S. employer identification number)
of incorporation or organization)

920 Foothill Boulevard, La Canada, California                           91011
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:      (818) 790-2717
                                                    ---------------------
Securities registered pursuant to section 12(b) of the Act:  N/A

         Title of each class          Name of each exchange on which registered
None
- ----------------------------------    -----------------------------------------
Securities registered pursuant to section 12(g) of the Act:

       Common Stock, $0.01 par value
- --------------------------------------------------------------
             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229, 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 7, 1996 was $4.1 million. The number of shares of the registrant's common stock outstanding as of June 7, 1996 was 6,500,000.

                       Documents Incorporated by Reference

(1) Portions of the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's last fiscal year, as to Part III.

CONTAINS 107 SEQUENTIALLY NUMBERED PAGES.

                                     PART I

ITEM 1.  BUSINESS

     A. GENERAL

     Sport Chalet, Inc. is a leading operator of full service, specialty sporting goods superstores in Southern California. The Company currently has 18 stores, eight located in Los Angeles County, four in Orange County, three in San Diego County, two in San Bernardino County and one in Ventura County. These stores average 35,000 square feet in size, and the last eleven superstores opened by the Company range from 34,000 to 50,000 square feet. The Company's executive offices are located at 920 Foothill Boulevard, La Canada, California 91011, and its telephone number is (818) 790-2717.

     The Company began operations in 1959. During the mid-1980's, the Company embarked on an expansion program that resulted in the opening of one store in fiscal 1987, two stores in each of fiscal 1988, 1990 and 1991, one store in fiscal 1992, another two stores in each of fiscal 1993, 1994 and the opening of one store and relocation and expansion of another store in both 1995 and 1996. During fiscal 1995, the Board of Directors began an evaluation of the Company's strategic policies, operations and management (the "Board Review"). As a result, the expansion program has been scaled down. For fiscal 1997 only a relocation and expansion of an existing store is planned. No other store openings are contemplated at this time.

     The previously mentioned Board Review culminated with the recent implementation of several programs aimed at improving the Company's competitive position and overall profitability. The Company has embarked on and will continue to implement a series of cost-cutting actions and productivity improvements which include downsizing the Company's labor force, streamlining management by reducing the number of executives and outsourcing certain management functions, developing more advanced inventory and procurement systems, and creating a new loss prevention department. To improve sales, the Company has renewed its focus on customer service through an expansion of and emphasis on its in-store training of personnel and the Company-wide adoption of an incentive program to reward store personnel for sales productivity. The Company also may be implementing additional programs in the future to stimulate sales.

     Management believes that the adoption and implementation of programs developed in response to the Board Review eventually will have an overall favorable impact on the Company's performance, but to some extent may restrain short-run profits. Many programs require significant investment in up-front costs, while the principal benefits derived from implementation are not expected to be fully realized until future periods.

     The Company's stores feature a number of distinct, specialty sporting goods shops under one roof, each offering a large assortment of quality brand name merchandise at competitive prices. The specialty shops include traditional sporting goods merchandise and nontraditional merchandise such as downhill skiing, mountaineering, SCUBA, mountain bicycling, in-line skating and roller hockey. The merchandise within each shop appeals to both experts and beginners. Each shop is staffed by sales associates with expertise in the use of the merchandise they sell, permitting the Company to offer its customers a high level of knowledgeable service. A combination of superstore selection supported by specialty store service has distinguished the Company from its competitors and has resulted in average sales per store of $7.4 million for fiscal 1996. Furthermore, this strategy has resulted in higher than average gross margins and higher than average sales per transaction compared to the industry. Historically, the Company's average transaction was approximately $60. The majority of the sales dollars came from transactions ranging from $50 to $300.

     The Company had its own manufacturing operations (the "Manufacturing Operations"), which produced a wide range of soft goods such as duffle bags and aerobic clothing, accounting for approximately 2% of the Company's sales in fiscal 1995. In June 1995, the Company, Director Eric S. Olberz, and Camp 7, a California corporation under the control of Eric S. Olberz, entered into agreements pursuant to which the Company sold the Manufacturing Operations to Camp 7 under the terms and conditions described more fully in the Registrant's Proxy Statement with respect to its 1996 Annual Meeting of Shareholders. The Company now purchases its soft goods products from additional competitive sources as well as Camp 7 and is able to apply the sales proceeds towards reducing outstanding debt, and improving working capital balances rather than tying up capital to finance manufacturing inventories and manufacturing operations.

     The Company's business is highly seasonal in nature. Historically, its highest sales levels and operating profitability occur predominantly during the winter months of November, December and January, which overlap the third and fourth fiscal quarters ended December 31 and March 31. Similar to the business of other retailers, the Company's business is heavily affected by sales of merchandise during the Christmas season. In addition, the Company's product mix emphasizes cold weather sporting goods merchandise, particularly ski-related products, thus boosting sales levels during the winter months and increasing the seasonality of the Company's business. In fiscal 1994, 1995 and 1996, sales of ski apparel and equipment accounted for 26%, 25% and 20%, respectively, of the Company's total sales for those fiscal years. In each of fiscal 1994, 1995 and 1996, 37%, 36% and 33%, respectively, of the Company's sales and traditionally all its net income were attributable to the months of November, December and January. Management anticipates that this seasonal trend in sales and net income will continue. No assurance can be provided that any substantial decrease in sales for the winter months, which could be influenced by the amount and timing of snowfall at the ski areas frequented by those living in Southern California, will not have a material adverse effect on the Company's profitability. However, in order to be less dependent upon winter business, Management has emphasized, and plans to continue to emphasize, a broadened product mix that offers merchandise with higher sales in the spring, summer and fall seasons.

     The retail sporting goods industry is dependent on the general strength of the economic environment and level of consumer spending. The economy in Southern California, where all the Company's stores are located, had experienced an economic downturn which began in 1990. Management believes that stagnant economic conditions and a weak and exceedingly price-competitive retail environment has adversely affected price margins, same store sales levels and sales growth in new stores, thereby negatively impacting the Company's overall financial performance.

     Compliance with Federal, State and local environmental laws and regulations has not had, and is not expected to have, a material effect on the capital expenditures, earnings and competitive position of the Company.

     The Company uses the "Sport Chalet" name as a service mark in connection with its business operations. The Company has registered "Sport Chalet" as a service mark with the State of California, and has obtained federal registration for certain purposes. The Company also retains common law rights to the name, which it has used for 36 years, and the lack of federal registration for certain purposes, might only pose a problem if the Company were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights. It has also licensed trademarks for certain labels under which it merchandises soft goods.

     B. INDUSTRY AND COMPETITION

     The National Sporting Goods Association (NSGA), in its 1996 annual consumer study, reported that the amount of national sales in 1995 for athletic equipment, footwear and apparel was $36.2 billion and forecasted to be $37.6 billion in 1996. Many retailers strive to compete in this large market, resulting in a highly fragmented and competitive marketplace and certain of the Company's competitors are affiliated with large national or regional chains and have substantially greater resources than the Company. Competitive retailers are generally classified into four basic categories: mass merchandisers, traditional sporting goods stores, specialty sporting goods stores and sporting goods superstores, as described below:

     (i) MASS MERCHANDISERS. This category includes discount retailers such as Wal-Mart and Kmart, and department stores like JC Penney and Sears. These stores sell large quantities of sporting goods and are usually very price competitive. However, their sporting goods assortments are limited, with fewer specialty items and fewer high quality name brands than offered by other sporting goods retailers.

     (ii) Traditional Sporting Goods Stores. This category consists of the traditional sporting goods chains that started 20 to 30 plus years ago. Among those that directly compete with the Company in Southern California are Oshman's Sporting Goods and Big 5 Sporting Goods. These companies have numerous small stores throughout the area, typically ranging in size from 5,000 to 20,000 square feet, frequently located in malls and strip centers. With the large number of store fronts, customers tend to view them as convenient neighborhood stores. However, their limited floor space severely restricts the breadth and depth of merchandise assortments and the number of specialty items they can carry. Also, they are promotion driven, with frequent sales advertised in the local newspapers. With their limited assortments and promotional sales, they offer fewer high quality name brands. Management believes that this category has not grown as much as the superstore category over the last decade and that the relative market share of businesses in this category has eroded.

     (iii) Specialty Sporting Goods Stores. This category consists of two groups. The first group includes athletic footwear specialty stores, which are typically 2,000 to 10,000 square feet in size and are located in shopping malls. Examples are Foot Locker, Lady Foot Locker, Champs, and The Athlete's Foot. These retailers are highly focused, with most of their sales coming from athletic footwear and team licensed apparel. The second group consists of stores specializing in a particular sport or recreation. This group includes Recreational Equipment Incorporated (REI) and Adventure 16 (A16), both specializing in backpacking and mountaineering, as well as retailers specializing in SCUBA products. Many of these SCUBA retailers are one-to-three store operations specializing only in dive equipment and certification lessons, and offer excellent customer service but lack sufficient capital and floor space to carry a broad assortment of products. Typically, prices at specialty stores tend to be higher than prices at the sporting goods superstores and traditional sporting goods stores.

     (iv) Sporting Goods Superstores. Stores in this category typically are larger than 30,000 square feet and tend to be free-standing locations. In Southern California, the most established sporting goods superstore retailer besides Sport Chalet is Sportmart, with 15 stores. In addition, Oshman's has one superstore in San Diego County, and the Sport Authority has three in San Diego County and one in Orange County. Several superstore retailers have publicly announced plans to expand in or enter into the Southern California region; however, during fiscal 1996, only three new superstores were opened, while two were closed, in the Southern California area by the Company's competitors. Most superstores emphasize low prices and high volume sales with frequent sales promotions and a large number of stock-keeping-units. Unlike the Company, they generally avoid marketing high-end specialty items which require significant service.

     The Company's position is that broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by its well-trained sales associates, distinguish it from mass merchandisers, traditional and specialty sporting goods stores and other superstore operations. Management believes the Company's format takes advantage of several significant trends and conditions in the sporting goods industry. These trends include the size of the industry, fragmented competition, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and a growing importance of delivering value through selection, quality, service and price.

     C.  EMPLOYEES

     In connection with the Board Review, the labor force was downsized during fiscal 1996 resulting in a 13% reduction in the number of total employees since March 31, 1995, notwithstanding the opening of an additional store in November 1995. As of March 31, 1996, the Company had a total of 1303 full and part-time employees, 1128 of whom were employed in the Company's stores and 175 of whom were employed in warehouse and delivery operations or executive office positions. None of the employees are unionized. A typical store has approximately 60 employees, of whom 15 to 30 are in the store at any time on a normal operating basis. Each store employs a store manager, two assistant managers, and six to eight area managers who supervise the sales associates. Additional part-time employees typically are hired during the holiday season.

ITEM 2.  PROPERTIES

At March 31, 1996, the Company had eighteen store locations. The following table summarizes the key information on the Company's retail properties:

                                                                           GROSS
                                                                          SQUARE
         LOCATION                            OPENING DATE                FOOTAGE
         --------                            ------------                -------
         La Canada(1) (2)                    July 1975                    35,000
         Huntington Beach(3)(6)              June 1981                    50,000
         La Jolla(1)(4)                      June 1983                    15,000
         Mission Viejo                       August 1986                  30,000
         Point Loma(3)                       November1987                 31,000
         Santa Clarita                       November 1987                30,000
         Marina Del Rey                      November 1989                42,000
         Beverly Hills                       November 1989                35,000
         Brea(3)                             April 1990                   34,000
         Oxnard(3)                           June 1990                    36,000
         West Hills(3)                       June 1991                    44,000
         Burbank                             August 1992                  45,000
         Montclair(5)                        November 1992                20,000
         Torrance                            November 1993                40,000
         Glendora                            November 1993                40,000
         Rancho Cucamonga(3)                 June 1994                    36,000
         El Cajon                            November 1994                38,000
         Irvine(3)                           November 1995                35,000

- -------------------
     (1)  Consists of two nearby facilities.

     (2)  The original facility at this location opened June 1960.
     (3)  Includes swimming pool facility for SCUBA and kayaking instruction.

     (4) The La Jolla store was originally opened in a different location in the shopping mall and has been relocated.

     (5) Store opened within the distribution center building in order to utilize excess space.

     (6) Relocated to a newly constructed facility on the same property in August 1995.

     All retail facilities are located on leased property. The initial terms of the retail leases expire in 1998 through 2015. Leases for two stores expire without options to renew in 1999 and 2004. The remaining leases are subject to options that extend their terms through 2009 to 2027. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some cases, base rental amounts increase as the lease term progresses, but in most cases, the Company expects that percentage rent will more than offset the base rental amounts. Certain leases permit the lessor and, in some cases, the Company, to terminate the leases if the gross sales from the store are below specified levels.

     The Company leases from Norbert J. Olberz, the Chairman of the Board and the Company's Principal Shareholder (the "Principal Shareholder"), its corporate office space in La Canada, its warehouse and distribution facility in Montclair, and its stores in La Canada and Huntington Beach. The Company has incurred rental expense to the Principal Shareholder of $1.4 million, $1.6 million, and $1.7 million in fiscal 1996, 1995, and 1994, respectively. The Company believes that the occupancy costs to the Company under each lease are no higher than those which would be charged by an unrelated third party under similar circumstances.

     In August 1994, the Company's non-employee Directors approved a proposal to relocate the Huntington Beach store. In August 1995, the existing store lease was terminated and the store relocated to a facility developed by and leased from Huntington Beach Properties, Inc., a California corporation under the control of the Principal Shareholder. The new rental rate is the amount by which four percent times monthly Gross Sales exceeds the $41,667 monthly minimum rent. Management believes that the new facilities are more advantageous given certain logistical problems associated with the old store location and the reduction in rent which would be achieved at anticipated store sales levels. The occupancy costs under the new lease are believed to be no higher than those which would be charged by an unrelated third party under similar circumstances.

     A portion of the property in La Canada leased by the Company from the Principal Shareholder was, until the late 1970's, used as a gas station and contained underground storage tanks. In June 1991, petroleum hydrocarbon pollution at the site was detected in connection with the removal of the underground storage tanks. The Company has received regular approval of a site investigation work plan for the property. Site remediation costs cannot be accurately estimated until the site investigation work is completed. However, a visual inspection of the storage tanks conducted with the tanks removed showed no obvious leaks or damage. This suggests that site contamination may have been the result of spillage during filling of the tanks and is not extensive. Based on visual inspection, Management believes that the clean-up costs will not be material. The Principal Shareholder has agreed to indemnify the Company against all investigation and remediation costs relating to the property.

     Starting in January 1993, the Company's manufacturing operations had been located in a facility which is leased by the Company from Director Eric S. Olberz, the son of the Principal Shareholder, in Santa Ana, California and consists of a tilt-up concrete building of approximately 18,500 square feet. The monthly rental rate was $7,380, triple net. The Company believes that the occupancy costs under this lease were no higher than those which would be charged by an unrelated third party under similar circumstances. In connection with the sale of the Company's Manufacturing Operations to Eric S. Olberz and Camp 7, Inc., in June 1995, the lease was terminated.

     The Company maintains insurance coverage for its various facilities for fire and theft, but does not maintain earthquake insurance.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business or financial condition or results of operations of the Company, either due to the nature of the claims, or because Management believes that such claims should not exceed the limits of the Company's insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     (a) Market Price for Common Shares -

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "SPCH". The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter over the last two fiscal years;

Fiscal 1995                                 High                  Low
- --------------                              ------                ---
First Quarter                               $4-1/2                $3-3/4
Second Quarter                              $4-1/4                $3-3/4
Third Quarter                               $4-1/8                $3-3/4
Fourth Quarter                              $5-1/8                $3-1/2

Fiscal 1996                                 High                  Low
- --------------                              ------                ---
First Quarter                               $3-3/4                $2-1/2
Second Quarter                              $4-1/16               $2-3/8
Third Quarter                               $3-1/4                $1-5/8
Fourth Quarter                              $2-3/4                $1-3/4

     (b) Approximate Number of Holders of Common Shares -

     The approximate number of shareholders of the Company's Common Stock as of June 7, 1996 was 164 (excluding individual participants in nominee security position listings).

     (c) Frequency and Amount of Any Dividends Declared -

     The Company has not paid any dividends to shareholders since its initial public offering in November 1992. It is currently contemplated that no cash dividends will be declared or paid. That is, the Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     (d) Dividend Restriction -

     For information required by this section see the discussion in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial data as of and for the periods presented. This data should be read in conjunction with the Financial Statements and related Notes thereto and other financial information included herein.

                                                                         Year ended March 31
                                                 ---------------------------------------------------------------------
                                                   1996           1995           1994          1993             1992
                                                   ----           ----           ----          ----             ----
                                                (In thousands, except per share amounts and selected operating data)

Statements of Income Data:
Net sales                                        $133,741       $134,735        $122,241      $106,392         $94,785
Cost of goods sold(1)                              90,389         88,775          81,661        67,844          61,935
                                                 ---------------------------------------------------------------------
Gross profit                                       43,352         45,960          40,580        38,548          32,850
Selling, general and administrative expenses       44,368         44,520          39,832        33,854          29,418
                                                 ---------------------------------------------------------------------
(Loss) income from operations                      (1,016)         1,440             748         4,694           3,432
Interest expense                                    1,224            894             736         1,053           1,533
                                                 ---------------------------------------------------------------------
(Loss) income before taxes                        (2,240)            546              12         3,641           1,899
Income tax (benefit) provision (2)                  (880)            254              23         1,474             771
                                                 ---------------------------------------------------------------------
Net (loss) income (2)                             (1,360)            292            (11)      $  2,167        $  1,129
                                                 =====================================================================
(Loss) earnings per share (2)                    $  (.21)       $    .04        $    .00      $    .40        $    .23
                                                 =====================================================================
Selected Operating Data:
Stores open at end of period                          18              17              16            14              12
Comparable store sales increase (decrease)(3)       (4.1)%           1.4%            2.2%          4.7%            8.1%

Balance Sheet Data:
Working capital                                  $11,240        $ 14,916        $ 14,838      $ 16,286        $  4,364
Total assets                                      49,508          51,565          43,679        44,623          33,917
Total loans payable                               10,308           9,333           4,917         4,850          12,045
Total shareholders' equity                        24,404          25,764          25,472        25,483          10,617

(1) Includes the direct cost of merchandise and internal costs associated with merchandise procurement, storage, handling and distribution.

(2) Prior to November 19, 1992, the Company was an S Corporation and not subject to federal and some state income taxes. Fiscal 1993 and earlier periods are adjusted to reflect a proforma income tax provision as if the Company were subject to corporate income taxes.

(3) A store's sales are included in the comparable store sales calculation after its twelfth full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following should be read in conjunction with "Item 6. Selected Financial Data" and the Company's financial statements and related notes thereto.

Results of Operations

The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

                                               Year ended March 31                                Quarter ended March 31
                             --------------------------------------------------------       -------------------------------------
                                  1996                 1995                 1994                 1996                1995
                             ----------------     ----------------     ---------------      ----------------     ----------------
                             Amount   Percent     Amount   Percent     Amount  Percent      Amount   Percent     Amount   Percent
                             ------   -------     ------   -------     ------  -------      ------   -------     ------   -------

Net sales                   $133,741   100.0%    $134,735   100.0%    $122,241  100.0%     $36,156    100.0%     $35,713   100.0%
Gross profit                  43,352    32.4       45,960    34.1       40,580   33.2        9,360     25.9        9,424    26.4
Selling, general and
   administrative expenses    44,368    33.2       44,520    33.0       39,832   32.6       11,023     30.5       11,587    32.4
Income (loss) from operations (1,016)   (0.8)       1,440     1.1          748    0.6       (1,663)    (4.6)      (2,163)   (6.1)
Interest expense               1,224     0.9          894     0.7          736    0.6          260      0.7          263     0.7
Income (loss) before taxes    (2,240)   (1.7)         546     0.4           12    0.0       (1,923)    (5.3)      (2,426)   (6.8)
Net income (loss)             (1,360)   (1.0)         292     0.2          (11)   0.0       (1,143)    (3.2)      (1,482)   (4.2)
(Loss) earnings per share       (.21)                 .04                  .00                (.18)                 (.24)


     Fiscal 1996 Compared to Fiscal 1995. Sales decreased from $134.7 million to $133.7 million, a 0.7% decrease. Although the Company relocated and expanded one store in August and opened one new store in each of November 1995 and 1994 which added to sales, these increases where offset by a comparable store sales decrease of 4.1%, because of warm and dry weather in California during the third quarter of fiscal 1996, when compared to the same period last year, which severely impacted the sales of winter-related merchandise. Specifically, sales of winter-related products decreased 31%. In addition, the slow Christmas sales experienced by retailers nationally, along with the impact of a sluggish economy in Southern California, also affected the Company's sales.

     Gross profit for the period decreased as a percent of sales from 34.1% to 32.4%, primarily as a result of increased inventory shrinkage, as well as, markdowns taken to stimulate the sales of winter-related merchandise.

     Selling, general and administrative expenses remained relatively constant as a percent of sales, 33.2% compared to 33.0% last year, even though sales decreased, which obscured the full impact of Management's implementation of cost reducing programs. The primary components of selling, general and administrative expenses are labor, rent and other occupancy costs and advertising.

     Interest expense increased to $1.2 million from $894,000 due to an increase in average debt outstanding.

     The effective tax rate as a percent of pretax loss is 39.3% for fiscal 1996 and 46.6% for fiscal 1995. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income, and for fiscal 1995, the relatively low level of pretax income.

     Net income decreased from $292,000 to a loss of $1.4 million primarily due to the previously discussed decrease in sales and gross profit margins. Earnings per share decreased from $.04 to a loss per share of $.21 due to decreased net income.

     Fourth Quarter 1996 Compared to Fourth Quarter 1995. Sales increased from $35.7 million to $36.2 million, a 1.4% increase. The Company relocated and expanded one store in August 1995 and opened one new store in November 1995 which added to sales; however, these increases where offset by a comparable store sales decrease of 3.4%, due to the adverse impact of unseasonably warm weather in California on the sales of winter-related merchandise.

     Gross profit for the period decreased as a percent of sales from 26.4% to 25.9%, primarily as a result of increased inventory shrinkage. Because less ski related merchandise was purchased during fiscal 1996 due to Management's focus on improving procurement practices, markdowns taken to stimulate sales of winter-related merchandise were high by historical measures, although equal to the prior year as a percent of sales.

     Selling, general and administrative expenses decreased as a percent of sales from 32.4% to 30.5% reflecting the impact of Management's recently implemented cost reduction program.

     Interest expense remained relatively constant, $260,000 compared to $263,000 for the same period last year. Lower interest rates were offset by larger average debt outstanding.

     The effective income tax rate as a percent of pretax loss for the fourth quarter 1996 is 40.6% compared to 38.9% for the same period of fiscal 1995.

     Net loss decreased from $1.5 million to $1.1 million and loss per share decreased from $.24 to $.18 despite lower gross profit margins due to relatively lower selling, general and administrative expenses.

     Fiscal 1995 Compared to Fiscal 1994. Sales increased from $122.2 million to $134.7 million, a 10.2% increase. The Company relocated and expanded one store in June and opened one new store in November 1994 which added to sales. In addition, comparable store sales increased 1.4%, a disappointing increase given that California returned to more typical winter weather patterns in fiscal 1995 after warm and dry weather in fiscal 1994 resulted in the lack of snowfall in ski areas frequented by Southern California residents, and the fact that five stores were temporarily closed in fiscal 1994 due to the January 17, 1994 Northridge earthquake. Christmas sales were slow, similar to the experience of retailers nationally, and ski clothing and equipment sales did not increase as expected despite improved skiing conditions, possibly due to stagnant economic conditions in Southern California.

     Gross profit for the period increased as a percent of sales from 33.2% to 34.1%, primarily because lower margin sales from promotional and off-site sales events during the third quarter of fiscal 1995 constituted a smaller portion of overall sales than during the third quarter of 1994. However, higher margins in the third quarter of fiscal 1995 were partially offset by reduced margins during the fourth quarter of fiscal 1995 as disappointing sales of winter related products prompted significant post-ski season markdowns in order to stimulate sales.

     Selling, general and administrative expenses remained relatively constant as a percent of sales, 33.0% compared to 32.6% last year. The primary components of selling, general and administrative expenses are labor, rent and other occupancy costs and advertising.

     Interest expense increased to $894,000 from $736,000 due to higher interest rates and an increase in average debt outstanding.

     The effective tax rate as a percent of pretax income for fiscal 1995 is 46.6%. In 1994, the provision for income taxes exceeded pretax income. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax basis income and the relatively low level of pretax income.

     Net income increased to $292,000 from a loss of $11,000 primarily due to the previously discussed increase in sales and gross profit margins. Earnings per share increased from $.00 to $.04 due to increased net income.

Liquidity and Capital Resources

     The Company's primary capital requirements are for inventory, expansion and remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements for the next 2 to 3 fiscal years.

     Net cash provided by operating activities was $3.2 million and $4.2 million for fiscal 1996 and 1994, respectively, while for fiscal 1995, net cash used in operating activities was $850,000. Net loss accounted for the use of $1.4 million and $11,000 cash in fiscal 1996 and 1994, respectively. Net income provided cash of $292,000 in fiscal 1995. Depreciation provided $2.7 million, $2.5 million and $2.3 million of cash for fiscal 1996, 1995, and 1994, respectively.

     During fiscal 1996 and 1994 inventories decreased $3.1 million and $3.6 million as a result of aggressive markdowns taken to stimulate sales of ski related products. In addition, the implementation of a perpetual inventory system helped reduce overall inventory during fiscal 1996. During fiscal 1995, inventories increased $6.2 million primarily due to slower than expected sales during the Christmas season and the fourth quarter.

     Accounts payable decreased $1.6 million for fiscal 1996 primarily due to reduced inventory. For fiscal 1995 accounts payable increased $1.9 million as a result of increased inventory. For fiscal 1994 the increase in accounts payable was due to changes in the timing of payments.

     There were no income taxes payable at either March 31, 1996 or 1995 due to the loss or low taxable income and overpayment of estimated taxes. For fiscal 1994, taxes payable decreased $1.7 million due to the payment of taxes accrued in fiscal 1993.

     Net cash used in investing activities was $3.8 million, $3.3 million and $4.3 million for fiscal 1996, 1995 and 1994, respectively. The Company used a substantial portion of this cash to open new stores. In each of fiscal 1996 and 1995, one store was relocated and one new store was opened. Two new stores were opened in fiscal 1994. In fiscal 1996, 1995 and 1994, ongoing capital expenditures for the Company's existing stores totalled $1.4 million, $1.8 million and $2.5 million, respectively.

     Historically, net cash used or provided by financing activities has resulted primarily from the advance or pay down of a revolving credit line. During fiscal 1994 through fiscal 1996, the Company maintained a revolving line of credit with Wells Fargo Bank, NA (the "Prior Lender"). During fiscal 1996, the Company was authorized to borrow from up to $17.0 million to up to $30.0 million, based on the Company's projected seasonal needs, at an interest rate of prime plus 1/8%. For fiscal 1996, and 1995 and 1994, peak borrowings on that credit line were $17.0 million, $12.6 million, $14.0 million, respectively. In addition, the Prior Lender provided an additional $2.5 million in the form of a term commitment for the purpose of financing the opening of future new stores, of which no money was borrowed during fiscal 1996. The balance, when drawn on this term commitment, was to be amortized over a 3-year period, beginning June 1, 1995. During the last two quarters of fiscal 1996, the Company violated certain financial covenants set forth in the loan agreement with the Prior Lender. These violations were either waived by the Prior Lender or were rendered moot because the Prior Lender's loan was paid off with the proceeds from the new credit facility described below.

     In May 1996, the Company obtained a two-year credit facility from BankAmerica Business Credit, Inc., an affiliate of Bank of America (the "New Lender"), which provides a new line of credit to borrow up to $20 million less the amount of any outstanding draws on a maximum of $2.5 million in authorized letters of credit and/or any applicable limitations on maximum borrowings. Maximum borrowings generally may not exceed 50% of the value of eligible inventory and may also be reduced, under certain circumstances, to reflect reserves or other adjustments. Interest shall accrue at prime plus 1/2% or at the election of the Company (and assuming certain conditions have been satisfied), at an annual rate equal to 2-3/4% over the New Lender's LIBOR rate. The initial proceeds of $13.0 million from the new financing were used to extinguish all of the Company's obligations under the credit facility with the Prior Lender on May 14, 1996.

     The Company's obligation to the New Lender is secured by a first priority lien on the Company's non-real estate assets, and the Company is subject to several restrictive covenants as set forth in the Loan and Security Agreement with the New Lender which is attached as an exhibit to this Form 10-K. The principal operating covenants require the Company to maintain minimum levels of net worth and cash flow coverage, restrict capital expenditures and lease payments, and limit the amount of dividend payments. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility. Management also believes that these operating covenants provide the Company with greater flexibility than did the operating covenants set forth in the agreement with the Prior Lender. However, unexpected conditions could cause the Company to alter its plans to avoid a breach of the agreement with the New Lender or could cause the Company to violate a restrictive covenant or otherwise breach that agreement. If a breach occurs, the new lender will have all rights customarily provided to a secured lender, including the right to foreclose on the secured collateral or to accelerate the maturity of the loan obligations.

     No cash dividends have been declared on common stock in fiscal 1996. The Company intends to retain earnings for use in the operation and limited expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the amount of dividend payment is restricted in the agreement with the New Lender.

Seasonality and Quarterly Fluctuations

     As noted previously, the months of November, December and January have historically accounted for the largest percentage of the Company's net sales and all its net income. As is typical with other sporting goods retailers, the Company's sales volume increases significantly during the Christmas holiday season and the peak ski season generally corresponds to this three-month period.

     The Company's operating results are also influenced by the amount and timing of snowfall at the ski areas frequented by those living in Southern California, particularly the Mammoth Mountain ski resort in the eastern Sierra Nevada mountains. The Company believes that snowfall at the Mammoth Mountain ski area generally is an indicator of the Company's likely sales of ski apparel and equipment. First, because of prevailing weather patterns, the Mammoth snowfall is generally similar to that of Southern California ski areas. Second, for more than twenty years, the Company has experienced better customer demand for skiing apparel and equipment when there were early snowfalls and excellent ski conditions at Mammoth. An early snowfall is more likely to influence sales because it extends the demand for ski apparel and equipment. A late snowfall may have the opposite effect.

     The snowfall at Mammoth Mountain over the past 28 years has ranged from 26 to 343 inches and has averaged 156 inches for the three months ended January 31. The following table sets forth the snowfall at Mammoth Mountain for the three-month period ended January 31 over the last five years:

                     Three months                         Snowfall
                   ended January 31                       in inches
                   ----------------                       ---------
                         1996 .........................      170
                         1995 .........................      315
                         1994 .........................       68
                         1993 .........................      343
                         1992 .........................      116

     Even though fiscal 1996 snowfall for the three months ended January 31 is above average, 60% of the snowfall occurred in the month of January and therefore did not produce the positive effect on sales that might have been expected by a more even distribution of snowfall over the three month period. In addition, the effect of significant early snowfall on Company sales was less than expected during fiscal 1995. Management believes this was possibly due in part to then stagnant economic conditions in Southern California. The effect of snowfall on the Company's results has been mitigated to some extent by Management's attempt to diversify the Company's product mix. Sales of ski apparel and equipment have decreased over the last five fiscal years from 28% to 20% of total sales revenue.

     Suppliers in the ski industry require that commitments must be made for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, the Company places its orders in the spring anticipating a good snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, as was the case in fiscal 1994 and 1996, or if sales do not meet projections as occurred in fiscal 1995, the Company may be required to mark down its ski merchandise. Generally, ski merchandise carries a higher margin than other sporting goods items.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required by this section are submitted as part of
Item 14 of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all directors and executive officers as of June 27, 1996, indicating all positions and offices presently held by each.

Name                   Age    Position
- ----                   ---    --------
Norbert J. Olberz      71     Chairman of the Board, Interim President
                                and Chief Executive Officer
Eric S. Olberz         33     Director
John R. Attwood        66     Director
Kenneth Olsen          78     Director
Dennis D. Trausch      46     Executive Vice President
Howard K. Kaminsky     38     Chief Financial Officer, Treasurer and Secretary
Robert W. Haueter      44     Vice President-Marketing

     Norbert J. Olberz is the Company's founder and has been its Principal Shareholder and Chairman of the Board since its formation. Mr. Olberz assumed the duties of Interim President and Chief Executive Officer on April 3, 1995. In connection with the Board Review, the Board of Directors will determine whether to commence search activities for a new President and/or Chief Operating Officer.

     Eric S. Olberz has been a Director since 1992. He previously worked for the Company from 1975 through July 1995. During that period, Mr. Olberz held several positions with the Company including Vice President from 1984 through October 1994, and Secretary and Vice Chairman from October 1992 and October 1994, respectively, through his resignation as an officer and employee in July 1995.

     John R. Attwood has been a Director since February 1993. Mr. Attwood is the President of Attwood Enterprises, a consulting business. He was the former Chairman of Coca-Cola Bottling of Los Angeles and Senior Vice President and a Group President at Beatrice Companies, Inc., the parent company of Coca-Cola Bottling of Los Angeles until his retirement in 1986. Mr. Attwood currently serves on the board of directors of WB Bottling Corp. and Verdugo Hills Hospital, a non-profit hospital organization.

     Kenneth Olsen has been a Director of the Company since June 1994. Mr. Olsen has also served as President and Chief Executive Officer of the Vons Company, Inc., a leading grocery store chain, from 1974 to 1983, at which time he retired from full time responsibilities after thirty-eight years with that Company. Mr. Olsen currently serves a director of several nonprofit organizations, and was a trustee of Loyola Marymount University.

     Dennis D. Trausch joined the Company in 1976 and has served in various positions within the Company. He assumed his present position in June 1988. He is responsible for all store operations and leasing.

     Howard K. Kaminsky joined the Company as Chief Financial Officer in 1985, Treasurer since October 1992 and Secretary since July 1995. Prior to joining the Company, he was employed in the auditing division of Ernst & Young. Mr. Kaminsky is a Certified Public Accountant and received his Bachelor of Science degree in Business Administration from California State University, Northridge.

     Robert W. Haueter joined the Company as Vice President-Marketing in 1989. He spent the previous ten years as a senior aide in the California Legislature. During this period, he coordinated marketing and strategy for a number of political campaigns.

     Norbert Olberz, the Principal Shareholder, owns approximately 72% of the Company's outstanding Common Stock at March 31, 1996. As a result, the Principal Shareholder has sufficient voting power to determine the outcome of any matters submitted to the Company's shareholders for approval.

     Other information responding to Item 10 was included in the Registrant's Proxy Statement with respect to its 1996 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

     Information responding to Item 11 was included in the Registrant's proxy statement with respect to its 1996 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responding to Item 12 was included in the Registrant's proxy statement with respect to its 1996 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responding to Item 13 was included in the Registrant's proxy statement with respect to its 1996 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report.

     (2)  Schedules - Not applicable.

     (3)  Exhibits - See Index on Page E-1 hereof.

(b)  Reports on Form 8-K

         None.

                               Sport Chalet, Inc.

                      Index to Audited Financial Statements

Report of Independent Auditors

Statements of Operations for each of the three years in the period ended March 31, 1996

Balance Sheets as of March 31, 1996 and 1995

Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1996

Statements of Cash Flows for each of the three years in the period ended March 31, 1996

Notes to Financial Statements

                        Report of Independent Auditors

The Shareholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG

Los Angeles, California
June 4, 1996

                               Sport Chalet, Inc.

                            Statements of Operations

                                                                      Year ended March 31
                                                         1996                1995               1994
                                                       ----------------------------------------------------
Net sales                                              $133,740,747        $134,734,540        $122,240,915
Cost of goods sold                                       90,389,348          88,774,812          81,661,114
                                                       ----------------------------------------------------
Gross profit                                             43,351,399          45,959,728          40,579,801
Selling, general and administrative expenses (Note 4)    44,367,566          44,520,185          39,832,195
                                                       ----------------------------------------------------
(Loss) income from operations                            (1,016,167)          1,439,543             747,606
Interest expense                                          1,223,656             893,962             735,733
                                                       ----------------------------------------------------
(Loss) income before taxes                               (2,239,823)            545,581              11,873
Income tax (benefit) provision (Note 5)                    (880,000)            254,000              23,000
                                                       ----------------------------------------------------
Net (loss) income                                      $ (1,359,823)       $    291,581        $    (11,127)
                                                       ====================================================
(Loss) earnings per share                              $       (.21)       $        .04        $        .00
                                                       ====================================================
Weighted average number of common shares
    outstanding                                           6,500,000           6,500,000           6,500,000
                                                       ====================================================


See accompanying notes.

                               Sport Chalet, Inc.

                                 Balance Sheets

                                                                                 March 31
ASSETS                                                                      1996           1995
                                                                        -------------------------
Current assets:
     Cash ...........................................................   $   768,562   $   492,303
     Accounts receivable, less allowance of $28,000 in 1996 and
          $13,000 in 1995 ...........................................       961,875       575,151
     Merchandise inventories (Note 3) ...............................    33,069,322    36,150,256
     Prepaid expenses and other current assets ......................       367,412       833,568
     Note receivable ................................................       212,710
     Deferred income taxes (Note 5) .................................       678,523       902,966
     Refundable income taxes ........................................       285,511       389,433
                                                                        -------------------------
Total current assets ................................................    36,343,915    39,343,677

Furniture, equipment and leasehold improvements:
     Furniture, fixtures and office equipment .......................    12,151,631    11,241,150
     Rental equipment ...............................................     2,379,805     2,530,320
     Vehicles .......................................................       617,822       688,403
     Leasehold improvements .........................................     8,649,990     7,813,904
                                                                        -------------------------
                                                                         23,799,248    22,273,777
     Less allowance for depreciation and amortization ...............    11,144,652    10,119,263
                                                                        -------------------------
                                                                         12,654,596    12,154,514
Deferred income taxes (Note 5) ......................................       442,381
Deposits ............................................................        66,730        66,730
                                                                        -------------------------
Total assets ........................................................   $49,507,622   $51,564,921
                                                                        =========================

Liabilities and shareholders' equity Current liabilities:
     Current portion of loans payable to bank (Note 3) ..............   $10,307,560   $ 8,360,596
     Accounts payable ...............................................     9,895,655    11,522,154
     Salaries and wages payable .....................................     1,850,789     2,154,195
     Other accrued expenses .........................................     2,999,617     2,323,205
     Amounts due to Principal Shareholder (Note 4) ..................        50,312        67,987
                                                                        -------------------------
Total current liabilities ...........................................    25,103,933    24,428,137
Deferred income taxes (Note 5) ......................................                     401,058
Loans payable to bank, less current portion (Note 3) ................                     972,214
Commitments and contingencies (Note 4)
Shareholders' equity (Note 2):
     Preferred stock, $.01 par value:
         Authorized shares - 2,000,000
         Issued and outstanding shares - none
     Common stock, $.01 par value:
         Authorized Shares - 15,000,000
         Issued and outstanding shares - 6,500,000 ..................        65,000        65,000
     Additional paid-in capital .....................................    19,900,052    19,900,052
     Retained earnings ..............................................     4,438,637     5,798,460
                                                                        -------------------------
Total shareholders' equity ..........................................    24,403,689    25,763,512
                                                                        -------------------------
Total liabilities and shareholders' equity ..........................   $49,507,622   $51,564,921
                                                                        =========================

See accompanying notes

                              Sport Chalet, Inc.

                       Statements of Shareholders' Equity

                                           Common Stock          Additional      Retained
                                        Shares       Amount   Paid-in Capital    Earnings         Total
                                       -------------------------------------------------------------------
Balance at March 31, 1993              6,500,000   $  65,000   $ 19,900,052    $ 5,518,006    $ 25,483,058
   Net loss for 1994 ...............                                               (11,127)        (11,127)
                                       -------------------------------------------------------------------
Balance at March 31, 1994              6,500,000      65,000     19,900,052      5,506,879      25,471,931
   Net income for 1995 .............                                               291,581         291,581
                                       -------------------------------------------------------------------
Balance at March 31, 1995              6,500,000      65,000     19,900,052      5,798,460      25,763,512
   Net loss for 1996 ...............                                            (1,359,823)     (1,359,823)
                                       -------------------------------------------------------------------
Balance at March 31, 1996 ..........   6,500,000     $65,000    $19,900,052    $ 4,438,637    $ 24,403,689
                                       ===================================================================


See accompanying notes.

                              Sport Chalet, Inc.

                            Statements of Cash Flows

                                                                            Year ended March 31
                                                           -----------------------------------------------
                                                                 1996              1995           1994
                                                           -----------------------------------------------
OPERATING ACTIVITIES
Net  (loss) income ......................................  $  (1,359,823)   $     291,581   $     (11,127)
Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities: .........
     Depreciation and amortization ......................      2,732,865        2,518,414       2,259,368
     Write-off of equipment .............................        627,783           38,133          22,588
     Deferred income taxes ..............................       (618,996)        (175,762)       (307,375)
     Deposits ...........................................                                          (6,638)
     Changes in operating assets and liabilities:
       Accounts receivable ..............................       (386,724)        (159,415)       (119,727)
       Merchandise inventories ..........................      3,080,934       (6,237,047)      3,641,942
       Prepaid expenses and other current assets ........        466,156           89,037        (167,388)
       Note receivable ..................................       (212,710)
       Refundable income taxes ..........................        103,922         (238,665)       (150,768)
       Accounts payable .................................     (1,626,499)       1,854,171         716,444
       Salaries and wages payable .......................       (303,406)         426,922        (351,800)
       Other accrued expenses ...........................        676,412          846,865         313,876
       Income taxes payable .............................                                      (1,712,015)
       Amounts due to Principal Shareholder .............        (17,675)        (104,294)         51,226
                                                           -----------------------------------------------
Net cash provided by (used in) operating activities .....      3,162,239         (850,060)      4,178,606

INVESTING ACTIVITIES
     Purchases of furniture, equipment and leasehold
         improvements ...................................     (3,860,730)      (3,313,934)     (4,278,516)
                                                           -----------------------------------------------
     Net cash used in investing activities ..............     (3,860,730)      (3,313,934)     (4,278,516)

FINANCING ACTIVITIES
     Proceeds from bank and other borrowings ............     47,435,883       39,001,374      15,453,000
     Repayments of bank and other borrowings ............    (46,461,133)     (34,585,230)    (15,386,334)
                                                           -----------------------------------------------
     Net cash provided by financing activities ..........        974,750        4,416,144          66,666
                                                           -----------------------------------------------
Increase (decrease) in cash .............................        276,259          252,150         (33,244)
Cash at beginning of year ...............................        492,303          240,153         273,397
                                                           -----------------------------------------------
Cash at end of year .....................................  $     768,562    $     492,303   $     240,153
                                                           ===============================================
Cash paid (refunded) during the year for:
     Income taxes .......................................  $    (369,190)   $     665,489   $   2,193,158
     Interest ...........................................      1,234,938          832,415         731,295


See accompanying notes.

                               Sport Chalet, Inc.

                          Notes to Financial Statements

1. Description of Business

Sport Chalet, Inc. (the Company) is an operator of full service, specialty sporting goods superstores in Southern California. As of March 31, 1996, the Company had 18 stores, eight of which are located in Los Angeles County, four in Orange County, three in San Diego County, two in San Bernardino County, and one in Ventura County.

The Chairman of the Board (Principal Shareholder) owned approximately 72% of the Company's outstanding common stock at March 31, 1996.

2. Summary of Significant Accounting Policies

Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market and consist principally of merchandise held for resale. The Company considers cost to include the direct cost of merchandise, plus internal costs associated with merchandise procurement, storage, handling and distribution.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment, and leasehold improvements are stated on the basis of cost. Depreciation of furniture and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the life of the asset. The estimated useful lives of the assets are as follows:

         Furniture, fixtures and office equipment             5-7 years
         Rental equipment                                       3 years
         Vehicles                                               5 years
         Leasehold improvements                                15 years

Pre-opening Costs

Non-capital expenditures incurred prior to the opening of a new store are charged to operations as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $2,790,643, $3,394,194 and $3,101,977 for the years ending March 31, 1996, 1995 and 1994, respectively.

                               Sport Chalet, Inc.

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company uses the liability method of accounting for income taxes.

Earnings Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Stock options are not included as they do not have a dilutive effect.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1997.

                               Sport Chalet, Inc.

3. Loans Payable to Bank

Loans payable to bank consist of the following:

                                                                                     March 31
                                                                               1996             1995
                                                                         -------------------------------
     Revolving line of credit, interest at prime plus 1/8%
       (8 3/8% at March 31, 1996), due June 1, 1996 .................    $   9,607,566    $    7,749,480
     Two term loans with interest at 1/2% above prime (9 1/2%
       at March 31, 1996), principal payments of $27,778 due
       monthly through December 1, 1996 and June 1, 1998 ............          699,994         1,583,330
                                                                         -------------------------------
                                                                            10,307,560         9,332,810
     Less current portion ...........................................       10,307,560         8,360,596
                                                                         -------------------------------
                                                                         $       -        $      972,214
                                                                         ===============================

The Company obtained a two year credit facility from BankAmerica Business Credit, Inc. on May 14, 1996, which provides for advances up to $20 million less the amount of any outstanding draws up to a maximum of $2.5 million in authorized letters of credit. Maximum borrowings generally may not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest shall accrue at prime plus 1/2% or at 2-3/4% over the Lender's LIBOR rate, at the Company's option. Proceeds from this loan were used to extinguish all obligations to the former lender, Wells Fargo Bank NA, for amounts outstanding under the revolving line of credit and two term loans discussed above. The primary covenants in the new agreement require the Company to maintain certain minimum levels of net worth and cash flow coverage, as well as restrict capital expenditures, calculated on a monthly, quarterly and annual basis, respectively. This loan is secured by all of the Company's non-real estate assets.

During fiscal 1996, the Company violated the financial covenants of its Wells Fargo Bank agreement. At December 31, 1995, the bank waived the violation and the new facility made it unnecessary to obtain a waiver at March 31, 1996. The Company's previous bank agreement provided for a revolving line of credit that permitted the Company to borrow from up to $17 million to $30 million based on the Company's projected seasonal needs at an interest rate of prime plus 1/8%. In addition, the agreement provided for term loans for the purpose of financing the opening of new stores. All term loans were paid off with the initial proceeds from the new facility described above.

At March 31, 1996, the Company has $137,147 of letters of credit outstanding. The new agreement provides for letters of credit up to $2,500,000.

The weighted average interest rates on short-term borrowings were 6.71%, 8.39% and 6.38% for the years ending March 31, 1996, 1995 and 1994, respectively.

                               Sport Chalet, Inc.

4. Leases

The Company leases all buildings (including four from the Company's Principal Shareholder) }nder certain noncancelable operating lease agreements. Rentals of the retail locations in most instances require the payment of contingent rentals based on a percentage of sales in excess of minimum rental payment requirements. Most leases contain renewal options of five years and certain leases provide for various rate increases over the lease term.

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 1996:

                  1997 .........................  $    7,047,840
                  1998 .........................       6,982,706
                  1999 .........................       6,964,913
                  2000 .........................       6,637,271
                  2001 .........................       4,947,456
                  Thereafter ...................      42,499,762
                                                     -----------
                                                     $75,079,948
                                                     ===========

Total rent expense amounted to $10,132,188, $9,668,068 and $8,459,896 for the years ended March 31, 1996, 1995 and 1994, respectively, of which, $1,413,120, $1,616,438 and $1,671,573, respectively, was paid on the leases with the Principal Shareholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $567,165, $981,420 and $975,211 for the years ended March 31, 1996, 1995 and 1994, respectively. Included in the accompanying balance sheets are amounts due to the Principal Shareholder for accrued rents of $50,312 at March 31, 1996 and $67,987 at March 31, 1995.

5. Income Taxes

The (benefit) provision for income taxes for the years ended March 31, 1996, 1995 and 1994, consists of the following:

                                     1996              1995              1994
                                  ----------------------------------------------
Federal:
Current ..................        $(200,000)        $ 232,000         $ 229,000
  Deferred ...............         (558,000)          (39,000)         (213,000)
                                  ----------------------------------------------
                                   (758,000)          193,000            16,000
State:

  Current ................                             69,000           101,300
  Deferred ...............         (122,000)           (8,000)          (94,300)
                                  ----------------------------------------------
                                   (122,000)           61,000             7,000
                                  ----------------------------------------------
                                  $(880,000)        $ 254,000         $  23,000
                                  ==============================================

                               Sport Chalet, Inc.

5. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1996 and 1995 are as follows:

                                                          1996                          1995
                                                 -------------------------------------------------------
                                                  Current     Non-current       Current      Non-current
                                                 -------------------------------------------------------
       Deferred tax liabilities:
          Tax over book depreciation ..........                $(268,502)       $             $(401,058)
       Other ..................................                  (42,774)
                                                 -------------------------------------------------------
       Total deferred tax liabilities .........                 (311,276)                      (401,058)
       Deferred tax assets:
          Uniform cost capitalization .........   151,694                        589,312
          Markdown reserve ....................   247,676
       Accrued vacation .......................   279,153                        265,301
          Tax effect of NOL carryforward ......                  486,787
          AMT carryforward ....................                  266,870
          Other ...............................                                   48,353
                                                 -------------------------------------------------------
       Total deferred tax assets ..............   678,523        753,657         902,966
                                                 -------------------------------------------------------
       Total deferred tax asset (liability) ...  $678,523       $442,381        $902,966      $(401,058)
                                                 =======================================================

As of March 31, 1996, the Company had approximately $1,200,000 available in operating loss carryforwards for federal income tax purposes which expire in 2011.

A reconciliation of the provision for income taxes for the years ended March 31, 1996, 1995 and 1994 with the amount computed using the federal statutory rate follows:

                                                                     1996           1995           1994
                                                                  ----------------------------------------
       Statutory rate 34% applied to (loss) income before taxes   $(762,000)    $    186,000    $    4,000
       State taxes, net of federal tax effect .................     (81,000)          40,000         5,000
       Other, net .............................................     (37,000)          28,000        14,000
                                                                  ----------------------------------------
                                                                  $(880,000)    $    254,000    $   23,000
                                                                  ========================================


6. Stock Option and Award Plans

Stock Option Plan

The Company has an Incentive Award Plan (the 1992 Plan) under which stock options to purchase up to 600,000 shares of the Company's common stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over a five year period and if not exercised, expire ten years from the date of grant.

At March 31, 1996, there were options outstanding to purchase 242,000 shares of the Company's common stock at a purchase price ranging from $2.375 to $7.75 per share.

The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards (PAs).

                               Sport Chalet, Inc.

6. Stock Option and Award Plans (continued)

Stock Appreciation Rights

In April 1990, the Company adopted a stock appreciation rights plan (the 1990
Plan) for key employees. The stock appreciation rights (SARs) entitle the holder on exercise to receive cash in an amount equal to .11% (.0011) of three times the increase in the aggregate book value of the Company from the grant date. The value of a right is 10% of the book value of one share of common stock of the Company as of the valuation date, based on 90 shares outstanding (the number of shares of common stock outstanding immediately prior to the reincorporation).

During the years ended March 31, 1991 and 1992, 14 and 8 SARs were granted with an aggregate value which was paid out during fiscal 1996 of $178,131 and $82,578, respectively. Pursuant to the terms of the 1992 Plan, the SARs granted under the 1990 Plan were converted into PAs with similar terms and conditions, and the 1990 Plan was terminated.

7. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

                                            First       Second        Third       Fourth
                                          Quarter      Quarter      Quarter      Quarter
                                         ------------------------------------------------
Fiscal 1996
Net sales                                $ 27,328    $ 30,913      $ 39,344     $ 36,156
Gross profit                                9,782       9,940        14,269        9,360
Income (loss) from operations                (455)     (1,000)        2,102       (1,663)
Net income (loss)                            (462)       (779)        1,024       (1,143)
Earnings (loss) per share                    (.07)       (.12)          .16         (.18)

                                            First       Second        Third       Fourth
                                          Quarter      Quarter      Quarter      Quarter
                                         ------------------------------------------------
Fiscal 1995
Net sales                                $ 25,386     $ 29,559     $ 44,077     $ 35,713
Gross profit                                9,133       10,564       16,839        9,424
Income (loss) from operations                (424)         288        3,739       (2,163)
Net income (loss)                            (343)          51        2,066       (1,482)
Earnings (loss) per share                    (.05)         .01          .32         (.24)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 28, 1996.

                               SPORT CHALET, INC.
                               (Registrant)

                               By: /s/ NORBERT J. OLBERZ
                                  ----------------------------------------------
                                  Norbert J. Olberz, Chairman, Interim President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature

PRINCIPAL EXECUTIVE OFFICER                       DIRECTORS

/s/ NORBERT J. OLBERZ                             /s/ ERIC S. OLBERZ
- ------------------------------                    ------------------------------
Norbert J. Olberz                                 Eric S. Olberz, Director
Chairman, Interim President
and Chief Executive Officer
                                                  /s/ JOHN R. ATTWOOD
                                                  ------------------------------
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER        John R. Attwood, Director

/S/ HOWARD K. KAMINSKY
- ------------------------------
Howard K. Kaminsky
Chief Financial Officer,                          /s/ KENNETH OLSEN
Treasurer and Secretary                           ------------------------------
                                                  Kenneth Olsen, Director

                                 EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER     DESCRIPTION                                                    NUMBER
- ------     -----------                                                    ------

3.1    Certificate of Incorporation of Sport Chalet, Inc.                   (1)

3.2    Bylaws of Sport Chalet, Inc.                                         (1)

4.1    Form of Certificate for the Common Stock                             (1)

10.1   Credit Agreement, dated August 1, 1992, between the Company and
       Wells Fargo Bank.                                                    (2)

10.2   Letter dated October 8, 1992 by Wells Fargo Bank.                    (2)

10.3   1992 Incentive Award Plan of the Company.                            (2)

10.4   Form of Nonemployee Director Stock Option Incentive Award
       Agreement.                                                           (2)

10.5   Form of Key Employee Stock Option Incentive Award Agreement.         (2)

10.6   Tax Indemnity Agreement, dated October 8, 1992, between the
       Company and Norbert J. Olberz                                        (2)

10.7   Form of Director and Officer Indemnification Agreement.              (2)

10.8   Form of Employee Stock Option Incentive Award Agreement.             (3)

10.9   Credit Agreement Between the Company and Wells Fargo Bank dated
       December 1, 1992.)                                                   (4)

10.10  Camp 7 Manufacturing Operations Lease dated March 1, 1993, between
       the Company and Eric Steven Olberz.                                  (5)

10.11  First through Fourth Amendment to Credit Agreement between the
       Company and Wells Fargo Bank dated December 1, 1992.                 (6)

10.12  Credit Agreement between the Company and Wells Fargo Bank dated
       June 1, 1994                                                         (7)

10.13  Huntington Beach store lease, dated August 25, 1994 between the
       Company and Huntington Beach Properties, Inc., a California
       Corporation.                                                         (8)

10.14  Letter Regarding Resignation of Samuel G. Allen                      (9)

10.15  Letter Regarding Resignation of Joseph H. Coulombe                   (10)

10.16  Severance and General Release Agreement with Samuel G. Allen         (10)

10.17  Employment Contract for Joseph H. Coulombe                           (10)

10.18  Employment Contract for Kim D. Robbins                               (10)

10.19  Agreement for sale of Sport Chalet Manufacturing, dated June 23,
       1995 by and among the Company, Eric S. Olberz and Camp 7, a
       California corporation.                                              (10)

10.20  Security Agreement [Debtor in Possession] dated June 23,1995 and executed by Camp 7, Inc., a California corporation, as Borrower,
       on behalf of the Company, as Secured Party.                          (10)

10.21  Continuing Guaranty dated June 23, 1995 executed by Eric S.
       Olberz, as Guarantor, on behalf of the Company, as lender.           (10)

10.22  Promissory Note dated June 23, 1995 executed by Camp 7, Inc., a
       California corporation, as Maker on behalf of the Company.           (10)

10.23  Agreement of Assignment and Assumption of Lease and Consent of
       Landlord, dated June 23, 1995, by and among the Company, as
       Assignor, Camp 7, Inc., a California corporation, as Assignee and
       Eric S. Olberz, as Landlord.                                                   (10)

10.24  Pledge Agreement dated June 23, 1995, by and between Eric S.
       Olberz, as Pledgor, and the Company, as Pledgee.                               (10)

10.25  Licensing Agreement dated June 23, 1995, by and between the
       Company as Licensee, and Camp 7, Inc., a California corporation,
       as Licensor                                                                    (10)

10.26  Indemnification Agreement dated June 23, 1995, by Eric S. Olberz, as Indemnitor, on behalf of the Company, as Indemnity [if
       required].                                                                     (10)

10.27  Severance and General Release Agreement with Eric S. Olberz.                   (10)

10.28  Pomona Warehouse lease, dated August 10, 1995, between the company
       and Montclair Warehouse, Inc., a California Corporation.                       (11)

10.29  Waiver of Loan Covenant by Bank dated February 13, 1996.                       (12)

10.30  Loan and Security Agreement dated as of May 14, 1996, between the
       Company and BankAmerica Business Credit, Inc., together with
       schedules thereto.                                                       E-3 - E-71

10.31  Letter of Credit Financing Agreement Supplement to Loan and
       Security Agreement dated as of May 14,1996 between the Company and
       BankAmerica Business Credit, Inc.                                       E-72 - E-74

10.32  Side Letter, dated as of May 14, 1996, between the Company and
       BankAmerica Business Credit, Inc., respecting the Aggregate Rent
       Reserve.                                                                E-75 - E-76

23     Consent of Independent Auditors                                                E-77

27     Article 5 - Financial Data Schedule

(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2) Incorporated by reference to Exhibits 10.17 through 10.23, inclusive, to the Company's Registration Statement on Form S-1 (Registration statement and No. 33-53120).

(3) Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration Statement No. 33-61612.)

(4) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending September 30, 1992.

(5) Incorporated by reference to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 1993.

(6) Incorporated by reference to Exhibit 10.1, 10.2, 10.3 and 10.4 to the Company's quarterly report, on Form 10-Q, for the quarter ending December 31, 1993.

(7) Incorporated by reference to the Company's Form 10-K filed with the Commission on June 28, 1994.

(8) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending September 30, 1994.

(9) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending December 31, 1994.

(10) Incorporated by reference to the Company's Form 10-K filed with the Commission on June 28, 1995.

(11) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending September 30, 1995.

(12) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending December 31, 1995.