Form 10-Q
period 1996-06-30
SPORT CHALET INC
filed 1996-08-08
CIK 892907

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act for 1934

For the quarterly period ended June 30, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act for 1934

For the Transition period from       to
                              -------  -------
Commission file number: 0-20736
                        -------

                              Sport Chalet, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  95-4390071
- --------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    920 Foothill Boulevard, La Canada             California  91011
- --------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip)

                                (818) 790-2717
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
(Former name former address and former fiscal year, if changes since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 1, 1996:

                                 6,500,000

                               SPORT CHALET, INC.
                               ------------------

                               Index to Form 10-Q

                                     Part I
                                     ------

1.   Item 1.   Condensed Financial Statements

2.   Item 2.   Management's Discussion and Analysis of Financial Condition and
                   the Results of Operations


                                    Part II
                                    -------

1.   Item 4.   Submission of Matters to a Vote of Security Holders

2.   Item 6.   Exhibits and Reports on Form 8-K

                               SPORT CHALET, INC.
                               ------------------


                                     PART I
                                     ------


       ITEM 1.    CONDENSED FINANCIAL STATEMENTS.
                  -------------------------------

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim period have been made.

       It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders filed with the Commission on June 27, 1996.

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three months ended June 30,
                                           ---------------------------
                                               1996           1995
                                           ------------    -----------
Net sales...............................    $29,250,426    $27,328,237
Cost of goods sold......................     18,450,823     17,546,317
                                            -----------    -----------
Gross profit............................     10,799,603      9,781,920
Selling, general and administrative
 expenses...............................     10,362,989     10,237,230
                                            -----------    -----------

Income (loss) from operations...........        436,614       (455,310)
Interest expense........................        282,292        318,624
                                            -----------    -----------
Income (loss) before taxes..............        154,322       (773,934)
Income tax provision (benefit)..........         63,000       (312,000)
                                            -----------    -----------

Net income (loss).......................         91,322       (461,934)
                                            ===========    ===========
 Earnings (loss) per share..............    $       .01    $      (.07)
                                            ===========    ===========
Weighted average number
 of common shares outstanding...........      6,500,000      6,500,000
                                            ===========    ===========

                             See accompanying note.

                               SPORT CHALET, INC.

                            CONDENSED BALANCE SHEETS

                                             June 30,        March 31,
                                               1996            1996
                                           ------------     -----------
                                           (Unaudited)
ASSETS
- ------
Current assets:
  Cash..................................... $   742,106     $   768,562
  Accounts receivable - net................     716,309         961,875
  Merchandise inventories..................  34,020,652      33,069,322
  Prepaid expenses and other current
    assets.................................     111,998         367,412
  Note receivable..........................                     212,710
  Deferred and refundable income taxes.....     872,939         964,034
                                            -----------     -----------
           Total current assets............  36,464,004      36,343,915
Furniture, equipment and leasehold
  improvements - net.......................  12,076,594      12,654,596
Deferred income taxes......................     379,381         442,381
Deposits...................................      66,730          66,730
                                            -----------     -----------
           Total assets.................... $48,986,709     $49,507,622
                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities
  Loans payable to bank.................... $ 9,004,023     $10,307,560
  Accounts payable.........................  10,821,817       9,895,655
  Salaries and wages payable...............   1,665,030       1,850,789
  Other accrued expenses...................   2,991,250       2,999,617
  Amounts due to Principal Shareholder.....       9,578          50,312
                                            -----------     -----------
           Total current liabilities.......  24,491,698      25,103,933

Shareholders' equity
  Preferred stock, $.01 par value:
    Authorized shares - 2,000,000
      Issued and outstanding shares - none
  Common stock, $.01 par value:
    Authorized shares - 15,000,000
      Issued and outstanding shares -
        6,500,000..........................      65,000          65,000
      Additional paid-in capital...........  19,900,052      19,900,052
  Retained earnings........................   4,529,959       4,438,637
                                            -----------     -----------
  Total shareholders' equity...............  24,495,011      24,403,689
                                            -----------     -----------
           Total liabilities and
             shareholders' equity.......... $48,986,709     $49,507,622
                                            ===========     ===========

                             See accompanying note.

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           Three months ended June 30,
                                           ---------------------------
                                               1996           1995
                                           ------------    -----------
OPERATING ACTIVITIES
Net income (loss)..........................$     91,322    $  (461,934)
Adjustments to reconcile net income
 (loss) to net cash provided
 by (used in) operating activities:
  Depreciation and amortization............     840,000        714,000
  Deferred income taxes....................     154,095        (52,000)
  Changes in operating assets and
   liabilities:
     Accounts receivable...................     245,566        (40,268)
     Merchandise inventories...............    (951,330)    (2,398,361)
     Prepaid expenses and other current
       assets..............................     255,414        596,166
     Note receivable.......................     212,710
     Accounts payable......................     926,162      1,922,006
     Salaries and wages expenses...........    (185,759)      (944,991)
     Other accrued expenses................      (8,367)      (164,489)
     Amounts due to Principal Shareholders.     (40,734)           577
                                           ------------    -----------
Net cash provided by (used in)
 operating activities......................   1,539,079       (829,294)

INVESTING ACTIVITIES
Purchase of furniture, equipment and
 leasehold improvements....................    (261,998)    (1,091,077)
                                           ------------    -----------
Net cash used in investing activities......    (261,998)    (1,091,077)

FINANCING ACTIVITIES
Proceeds from bank borrowings..............  16,496,215     10,050,031
Principal payments on bank loans........... (17,799,752)    (8,423,556)
                                           ------------    -----------
Net cash (used in) provided by
 financing activities......................  (1,303,537)     1,626,475

Decrease in cash...........................     (26,456)      (293,896)
Cash at beginning of period................     768,562        492,303
                                           ------------    -----------
Cash at end of period......................     742,106        198,407
                                           ============    ===========

Cash paid (refunded) during the year for:
  Income taxes.............................     (91,094)      (260,000)
  Interest.................................     349,081        303,231

                             See accompanying note.

                               SPORT CHALET, INC.

                         NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. For a summary of significant accounting policies and other information which relates to these interim statements, reference should be made to the notes to financial statements included in the Company's 1996 Annual Report to Shareholders.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE
          --------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

     The following should be read in conjunction with the Company's financial statements and related note thereto provided under Item 1 above.

     Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995. Sales increased from $27.3 million to $29.3 million, a 7.0% increase. The increase is due to the opening of one new store in November 1995 and a comparable store sales increase of 2.7%.

     Gross profit increased as a percent of sales, 36.9% compared to 35.8% for the same period last year, as a result of reduced markdowns, which is primarily related to enhancements made to the Company's inventory management system and increased sales volume, offset somewhat by an increase in the accrual for estimated inventory shrinkage.

     Selling, general and administrative expenses as a percent of sales decreased from 37.5% to 35.4%, reflecting reduced labor and other costs attributable to Management's cost reduction programs.

     Interest expense decreased from $319,000 to $282,000 due to a lower average loan balance outstanding partially offset by increased interest rates.

     The effective income tax rate is 40.8% compared to 40.3% for the same period last year.

     Net income increased to $91,000 from a loss of $462,000 last year or $.01 per share compared to $.07 loss per share, primarily as a result of increased sales and reduced markdowns and expenses.

     Because the Company's business is highly seasonal in nature and historically its highest sales level and operating profitability often occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, Management believes that the operating results for the first quarter may not necessarily be indicative of the Company's overall operating results for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for inventory and store remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings.

     Net cash provided by operating activities is $1.5 million for the three months ended June 30, 1996 compared to cash used of $829,000 for the same period ended June 30, 995. Net income provided $91,000 and a net loss used $462,000 for the three months ended June 30, 1996 and 1995, respectively. Depreciation also provided $840,000 and $714,000 of cash for same periods ended June 30, 1996 and 1995, respectively.

     Inventories increased by $951,000 and $2.4 million for the three months ended June 30, 1996 and 1995, respectively, due to the seasonal build-up of summer inventory. The 1996 increase is less than the 1995 increase because of Management's renewed focus on improving inventory procurement practices. Accounts payable increased $926,000 and $1.9 million in each of the same periods in response to changes in inventory levels.

     Net cash used in investing activities was $262,000 for the quarter ended June 30, 1996 primarily for the routine replacement of furniture, equipment and leasehold improvements at existing stores. For the quarter ended June 30, 1995, $1.1 million of cash was used for the routine replacement of furniture, equipment and leasehold improvements as well as for the remodel of one store completed in August 1995 and the prepayment of amounts due for another store which opened in November 1995.

     Net cash used in or provided by financing activities has primarily reflected advances or pay down of the Company's revolving credit line. Cash used was $1.3 million for the three months ended June 30, 1996 compared to $1.6 million provided by financing activities for the three months ended June 30, 1995. In May 1996, the Company obtained a two-year credit facility from Bank of America Business Credit, Inc. an affiliate of Bank of America, which provides a new line of credit to borrow up to $20 million. The prior credit facility with Wells Fargo Bank, NA, was paid off with the proceeds from the new credit facility. See the Company's 1996 Annual Report to Shareholders on Form 10-K for details.

                                    PART II

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               ----------------------------------------------------

     At the annual meeting of shareholders on August 1, 1996, the Class 1 Director, Eric S. Olberz was re-elected to the Company's Board of Directors. There were 6,280,250 votes for and 41,287 votes withheld for Eric S. Olberz . The Company's Class 2 Director, John R. Attwood, and Class 3 Directors, Norbert
J. Olberz and Kenneth Olsen, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire in fiscal year 2000, 1998 and 1999, respectively.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K.

               During the quarter for which this report on Form 10-Q is filed, no reports on Form 8-K were filed.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                    SPORT CHALET, INC.


                                    /s/ NORBERT J. OLBERZ
DATE:      August 8, 1996           --------------------------------------------
                                    Norbert J. Olberz
                                    Chairman of the Board, Interim President
                                    and Chief Executive Officer
                                    (Duly Authorized Officer)


DATE:      August 8, 1996           /s/ HOWARD K. KAMINSKY
                                    --------------------------------------------
                                    Howard K. Kaminsky
                                    Chief Financial Officer, Treasurer and
                                    Secretary (Principal Financial Officer)