Form 10-Q
period 1996-09-30
SPORT CHALET INC
filed 1996-11-05
CIK 892907

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the quarterly period ended September 30, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the Transition period from ______ to ______
Commission file number:         0-20736
                       -------------------------

     Sport Chalet, Inc.
-------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

   Delaware                                         95-4390071
-------------------------------------------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

 920 Foothill Boulevard,  La Canada                 California  91011
-------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip)

  (818) 790-2717
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    --       --

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

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three months ended                    Six months ended
                                            --------------------------            --------------------------
                                                 September 30,                         September 30,
                                            --------------------------            --------------------------

                                               1996              1995                1996           1995
                                            -----------    -----------            -----------    -----------

Net sales...............................    $32,517,240    $30,912,703            $61,767,035    $58,240,941
Cost of goods sold......................     21,040,335     20,972,705             39,491,158     38,519,022
                                            -----------    -----------            -----------    -----------
Gross profit............................     11,476,905      9,939,998             22,275,877     19,721,919
Selling, general and administrative
 expenses...............................     10,949,492     10,939,907             21,312,482     21,177,139
                                            -----------    -----------            -----------    -----------

Income (loss) from operations...........        527,413       (999,909)               963,395     (1,455,220)
Interest expense........................        193,665        283,434                475,957        602,058
                                            -----------    -----------            -----------    -----------
Income (loss) before taxes..............        333,748     (1,283,343)               487,438     (2,057,278)
Income tax provision (benefit)..........        137,000       (504,000)               200,000       (816,000)
                                            -----------    -----------            -----------    -----------

Net income (loss).......................    $   196,748    $  (779,343)           $   287,438    $(1,241,278)
                                            ===========    ============           ===========    ===========

 Earnings (loss) per share..............    $       .03     $     (.12)           $       .04    $      (.19)
                                            ===========    ===========            ===========    ===========

Weighted average number of common
        shares outstanding .............      6,500,000      6,500,000              6,500,000      6,500,000
                                            ===========    ===========            ===========    ===========

                             See accompanying note.

                               SPORT CHALET, INC.

                            CONDENSED BALANCE SHEETS

                                           September 30,      March 31,
                                                1996            1996
                                          ---------------  -------------
                                            (Unaudited)


ASSETS
------
Current assets:
  Cash....................................   $   425,453     $   768,562
  Accounts receivable - net...............       628,380         961,875
  Merchandise inventories.................    35,431,779      33,069,322
  Prepaid expenses and other current
   assets.................................        38,840         367,412
  Note receivable.........................                       212,710
  Deferred and refundable income taxes....       873,739         964,034
                                             -----------     -----------
                 Total current assets.....    37,398,191      36,343,915
Furniture, equipment and leasehold
 improvements - net.......................    12,474,901      12,654,596
Deferred income taxes.....................       242,381         442,381
Deposits..................................        66,730          66,730
                                             -----------     -----------
                 Total assets.............   $50,182,203     $49,507,622
                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Loans payable to bank...................   $ 5,990,780     $10,307,560
  Accounts payable........................    15,007,830       9,895,655
  Salaries and wages payable..............     1,779,923       1,850,789
  Other accrued expenses..................     2,702,515       2,999,617
  Amounts due to Principal Shareholder....        10,028          50,312
                                             -----------     -----------
                Total current liabilities.    25,491,076      25,103,933

Shareholders' equity
  Preferred stock, $.01 par value:
     Authorized shares - 2,000,000
        Issued and outstanding shares -
         none
  Common stock, $.01 par value:
    Authorized shares - 15,000,000
       Issued and outstanding shares -
        6,500,000.........................        65,000          65,000
  Additional paid-in capital..............    19,900,052      19,900,052
  Retained earnings.......................     4,726,075       4,438,637
                                             -----------     -----------
  Total shareholders' equity..............    24,691,127      24,403,689
                                             -----------     -----------
            Total liabilities and
             shareholders' equity.........   $50,182,203     $49,507,622
                                             ===========     ===========

                             SEE ACCOMPANYING NOTE.

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Six months ended September 30,
                                                             ------------------------------

                                                                 1996            1995
                                                             ------------    ------------
OPERATING ACTIVITIES
Net income (loss)........................................    $    287,438    $ (1,241,278)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
       Depreciation and amortization.....................       1,672,000       1,520,943
       Deferred income taxes.............................         290,295        (560,264)
       Changes in operating assets and liabilities:
           Accounts receivable...........................         333,495         (43,672)
           Merchandise inventories.......................      (2,362,457)     (7,331,063)
           Prepaid expenses and other current assets.....         328,572         419,681
           Accounts payable..............................       5,112,175       7,421,261
           Salaries and wages expenses...................         (70,866)       (576,717)
           Other accrued expenses........................        (297,102)        233,539
           Amounts due to Principal Shareholders.........         (40,284)        (14,788)
                                                             ------------    ------------
Net cash provided by (used in) operating activities......       5,253,266        (172,358)

INVESTING ACTIVITIES
Note receivable..........................................         212,710        (212,710)
Purchase of furniture, equipment and leasehold
  improvements...........................................      (1,492,305)     (2,012,745)
                                                             ------------    ------------
Net cash used in investing activities....................      (1,279,595)     (2,225,455)

FINANCING ACTIVITIES
Proceeds from bank borrowings............................      50,528,349      19,946,924
Principal payments on bank loans.........................     (54,845,129)    (17,613,723)
                                                             ------------    ------------
Net cash (used in) provided by financing activities......      (4,316,780)      2,333,201

Decrease in cash.........................................        (343,109)        (64,612)
Cash at beginning of period..............................         768,562         492,303
                                                             ------------    ------------
Cash at end of period....................................         425,453         427,691
                                                             ============    ============

Cash paid (refunded) during the year for:
       Income taxes......................................                        (260,000)
       Interest..........................................         542,746         543,204

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE
         -------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

          The following should be read in conjunction with the Company's financial statements and related note thereto provided under Item 1 above.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995. Sales increased from $30.9 million to $32.5 million, a 5.2% increase. The increase is due to the opening of one new store in November 1995 and a comparable store sales increase of 0.7%.

          Gross profit increased as a percent of sales, 35.3% compared to 32.2%, primarily due to reduced inventory shrinkage levels and the reduction in markdowns required to stimulate sales. Management believes that the recent improvement in inventory shrinkage levels resulted from the creation of a new loss prevention department and the Company's expanded efforts to curtail shrinkage as well as enhancements made to the inventory management system. System enhancements also led to more efficient inventory levels, thereby permitting the Company to reduce markdowns compared to the same period last year.

          Selling, general and administrative expenses as a percent of sales decreased from 35.4% to 33.7%, reflecting reduced labor and other costs attributable to Management's cost reduction and productivity programs.

          Interest expense decreased from $283,000 to $194,000 due to a lower average loan balance outstanding, partially offset by increased interest rates.

          The effective income tax rate is 41.0% compared to 39.3% for the same period last year.

          Net income increased to $197,000 from a $779,000 loss and earnings per share increased to $.03 per share from a $.12 loss per share, as a result of increased sales, improved inventory shrinkage levels, reduced markdowns and lower selling, general and administrative expenses.

          Because the Company's business is highly seasonal in nature and historically its highest sales level and operating profitability often occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, Management believes that the operating results for the second quarter may not necessarily be indicative of the Company's overall operating results for the fiscal year.

          SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995. Sales increased from $58.2 million to $61.8 million, a 6.2% increase. The increase is due to the opening of one new store in November 1995 and a comparable store sales increase of 1.6%.

          Gross profit increased as a percent of sales, 36.1% compared to 33.9%, primarily due to reduced inventory shrinkage levels and the reduction in markdowns required to stimulate sales. Management believes that the recent improvement in inventory shrinkage levels resulted from the creation of a new loss prevention department and the Company's expanded efforts to curtail shrinkage as well as enhancements made to the inventory management system. System enhancements also led to more efficient inventory levels, thereby permitting the Company to reduce markdowns compared to the same period last year.


          Selling, general and administrative expenses as a percent of sales decreased from 36.4% to 34.5%, reflecting reduced labor and other costs attributable to Management's cost reduction and productivity programs.

          Interest expense decreased from $602,000 to $476,000 due to a lower average loan balance outstanding, partially offset by increased interest rates.

          The effective income tax rate is 41.0% compared to 39.7% for the same period last year.

          Net income increased to $287,000 from a $1.2 million loss and earnings per share increased to $.04 per share from a $.19 loss per share, as a result of increased sales, improved inventory shrinkage levels, reduced markdowns and lower selling, general and administrative expenses.

          Because the Company's business is highly seasonal in nature and historically its highest sales level and operating profitability often occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, Management believes that the operating results for the first half of the fiscal year may not necessarily be indicative of the Company's overall operating results for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital requirements are for inventory and store remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings.

          Net cash provided by operating activities is $5.3 million for the six months ended September 30, 1996 compared to cash used of $172,000 for the same period ended September 30, 1995. Net income provided $287,000 and a net loss used $1.2 million for the six months ended September 30, 1996 and 1995, respectively. Depreciation also provided $1.7 million and $1.5 million of cash for the same periods ended September 30, 1996 and 1995, respectively.

          Inventories increased by $2.4 million and $7.3 million for the six months ended September 30, 1996 and 1995, respectively, due to the seasonal build-up of inventory. The 1996 increase is less than the 1995 increase reflecting reduced inventory purchase requirements resulting from Management's continuing focus on improving inventory procurement practices and inventory control systems. Accounts payable increased $5.1 million and $7.4 million in each of the same periods in response to changes in inventory levels and changes in the timing of payments to vendors.

          Cash of $1.5 million was used in investing activities for the six months ended September 30, 1996 primarily for the routine replacement of furniture, equipment and leasehold improvements at existing stores. For the six months ended September 30, 1995, $2.0 million of cash was used for the routine replacement of furniture, equipment and leasehold improvements as well as for the remodel of one store, and the prepayment of improvements to another store which opened in November 1995.

          Net cash used in or provided by financing activities has primarily reflected advances or pay downs of the Company's revolving credit line. Cash used was $4.3 million for the six months ended September 30, 1996 compared to $2.3 million provided by financing activities for the six months ended September 30, 1995. In May 1996, the Company obtained a two-year credit facility from Bank of America Business Credit, Inc., an affiliate of Bank of America, which provided a new line of credit to borrow up to $20 million. The significant increase in proceeds from bank borrowings and principal payments on bank loans from $19.9 million to $50.5 million and $17.6 million to $54.8 million, respectively, is because the new facility requires a daily pay down equal to all sales receipts deposited by the Company and the Company then borrows amounts required to fund disbursements. In contrast, the prior credit facility's activity was on a daily net basis which resulted in relatively smaller proceed and payment amounts. The prior credit facility with Wells Fargo Bank, NA, was paid off with the proceeds from the new credit facility. See the Company's 1996 Annual Report to Shareholders on Form 10-K for additional details.

                                    PART II

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                   ---------------------------------------------------

          At the annual meeting of shareholders on August 1, 1996, the Class 1 Director, Eric S. Olberz, was re-elected to the Company's Board of Directors with 6,280,250 votes for and 41,287 votes withheld. The Company's Class 2 Director, John R. Attwood, and Class 3 Directors, Norbert J. Olberz and Kenneth Olsen, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire in fiscal year 2000, 1998 and 1999, respectively.


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


                                       SPORT CHALET, INC.



DATE:    November 5, 1996              /s/ Norbert J. Olberz
                                       ------------------------------------
                                       Norbert J. Olberz
                                       Chairman of the Board, Interim President
                                       and Chief Executive Officer
                                       (Duly Authorized Officer)



DATE:    November 5, 1996              /s/ Howard K. Kaminsky
                                       ------------------------------------
                                       Howard K. Kaminsky
                                       Chief Financial Officer, Treasurer and
                                       Secretary (Principal Financial Officer)