Form 10-Q
period 1996-12-31
SPORT CHALET INC
filed 1997-02-07
CIK 892907

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ______ to ______
Commission file number:         0-20736
                       ----------------

     Sport Chalet, Inc.
--------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

   Delaware                            95-4390071
--------------------------------------------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

 920 Foothill Boulevard,  La Canada         California  91011
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip)


  (818) 790-2717
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 1, 1997:

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

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three months ended                     Nine months ended
                                           ---------------------------       -------------------------------
                                                  December 31,                          December 31,
                                           ---------------------------       -------------------------------
                                               1996          1995                       1996        1995
                                           ------------   ------------       -------------------------------
Net sales...............................    $41,881,030    $39,343,503           $103,648,065    $97,584,444
Cost of goods sold......................     26,188,211     25,074,127             65,679,369     63,593,150
                                            -----------    -----------           ------------    -----------
Gross profit............................     15,692,819     14,269,376             37,968,696     33,991,294
Selling, general and administrative
  expenses..............................     12,605,932     12,167,587             33,918,414     33,344,725
                                            -----------    -----------           ------------    -----------

Income from operations..................      3,086,887      2,101,789              4,050,282        646,569
Interest expense........................        262,346        361,169                738,303        963,227
                                            -----------    -----------           ------------    -----------
Income (loss) before taxes..............      2,824,541      1,740,620              3,311,979       (316,658)
Income tax provision (benefit)..........      1,156,000        717,000              1,356,000        (99,000)
                                            -----------    -----------           ------------    -----------

Net income (loss).......................    $ 1,668,541    $ 1,023,620           $  1,955,979    $  (217,658)
                                            ===========    ===========           ============    ===========

  Earnings (loss) per share.............    $       .26    $       .16           $        .30    $      (.03)
                                            ===========    ===========           ============    ===========

Weighted average number
  of common shares outstanding..........      6,500,000      6,500,000              6,500,000      6,500,000
                                            ===========    ===========           ============    ===========

                            SEE ACCOMPANYING NOTES.

                               SPORT CHALET, INC.

                            CONDENSED BALANCE SHEETS

                                                         December 31,      March 31,
                                                             1996            1996
                                                         ------------     ------------
                                                          (Unaudited)
ASSETS
------
Current assets:
   Cash...............................................   $   594,366     $   768,562
   Accounts receivable - net..........................       769,675         961,875
   Merchandise inventories............................    35,847,974      33,069,322
   Prepaid expenses and other current assets..........       122,804         367,412
   Note receivable-note 2.............................                       212,710
   Deferred and refundable income taxes...............       229,488         964,034
                                                         -----------     -----------
        Total current assets..........................    37,564,307      36,343,915
Furniture, equipment and leasehold
  improvements - net..................................    12,766,284      12,654,596
Deferred income taxes.................................                       442,381
Deposits..............................................        66,730          66,730
                                                         -----------     -----------
        Total assets..................................   $50,397,321     $49,507,622
                                                         ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Loans payable to bank...............................   $ 1,853,732     $10,307,560
  Accounts payable....................................    14,670,829       9,895,655
  Salaries and wages payable..........................     1,737,846       1,850,789
  Other accrued expenses..............................     5,447,059       2,999,617
  Amounts due to Principal Shareholder................        59,685          50,312
                                                         -----------     -----------
        Total current liabilities.....................    23,769,151      25,103,933
  Deferred income taxes...............................       268,502

Shareholders' equity
  Preferred stock, $.01 par value:
     Authorized shares - 2,000,000
        Issued and outstanding shares - none
  Common stock, $.01 par value:
     Authorized shares - 15,000,000
        Issued and outstanding shares - 6,500,000.....        65,000          65,000
  Additional paid-in capital..........................    19,900,052      19,900,052
  Retained earnings...................................     6,394,616       4,438,637
                                                         -----------     -----------
        Total shareholders' equity....................    26,359,668      24,403,689
                                                         -----------     -----------
        Total liabilities and shareholders'
        equity........................................   $50,397,321     $49,507,622
                                                         ===========     ===========

                            SEE ACCOMPANYING NOTES.

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Nine months ended December 31,
                                              -------------------------------
                                                    1996            1995
                                              ---------------   -------------
OPERATING ACTIVITIES
Net income (loss).........................      $  1,955,979    $   (217,658)
Adjustments to reconcile net income
 (loss) to net cash provided
     by operating activities:
   Depreciation and amortization..........         2,437,000       2,208,000
   Deferred income taxes..................         1,445,429         156,736
   Changes in operating assets and
    liabilities:
     Accounts receivable..................           192,200        (205,551)
     Merchandise inventories..............        (2,778,652)     (8,144,573)
     Prepaid expenses and other current
      assets..............................           244,608         690,400
     Accounts payable.....................         4,775,174       9,196,375
     Salaries and wages payable...........          (112,943)       (499,438)
     Other accrued expenses...............         2,447,442       1,921,025
     Amounts due to Principal Shareholder.             9,373         195,293
                                                ------------    ------------
Net cash provided by operating
 activities...............................        10,615,610       5,300,609

INVESTING ACTIVITIES
Note receivable-note 2....................           212,710        (212,710)
                                                ------------    ------------
Purchase of furniture, equipment and
 leasehold improvements...................        (2,548,688)     (2,540,578)
                                                ------------    ------------
Net cash used in investing activities.....        (2,335,978)     (2,753,288)

FINANCING ACTIVITIES
Proceeds from bank borrowings.............        91,366,427      31,175,307
Principal payments on bank loans..........       (99,820,255)    (33,762,264)
                                                ------------    ------------
Net cash used in financing activities.....        (8,453,828)     (2,586,957)

Decrease in cash..........................          (174,196)        (39,636)
Cash at beginning of period...............           768,562         492,303
                                                ------------    ------------
Cash at end of period.....................      $    594,366    $    452,667
                                                ============    ============

Cash paid (refunded) during the period
 for:
   Income taxes...........................      $    (89,429)   $   (260,000)
   Interest...............................      $    805,092    $    930,442

                            SEE ACCOMPANYING NOTES.

                               SPORT CHALET, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. For a summary of significant accounting policies and other information which relates to these interim statements, reference should be made to the notes to financial statements included in the Company's 1996 Annual Report to Shareholders.

2. Amounts represent the outstanding principal balance due from Camp 7, Inc., a California corporation controlled by Director Eric S. Olberz, on a Secured Promissory Note dated July 5, 1995. The note was delivered in connection with the purchase by Camp 7 of certain assets used in the Company's former Manufacturing Division, was secured by a first deed of trust and Security Agreement on the purchased assets and was personally guaranteed by Eric S. Olberz. The note, which was paid off on a timely basis, was due on July 6, 1996 and paid interest monthly at prime plus 1/8%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE
          --------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

  The following should be read in conjunction with the Company's financial statements and related notes thereto provided under Item 1 above.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995. Sales increased from $39.3 million to $41.9 million, a 6.6% increase. The increase is due to the opening of one new store in November 1995 and a comparable store sales increase of 3.5%. The increase in comparable store sales is primarily due to the increase in sales of winter-related products as California returned to more typical winter weather patterns during November and December 1996 after warm and dry weather for the same period in 1995.

  Gross profit increased as a percent of sales, 37.5% compared to 36.3%, as stronger sales and system enhancements led to more efficient inventory levels, permitting the Company to reduce markdowns compared to the same period last year.

  Selling, general and administrative expenses as a percent of sales decreased from 30.9% to 30.1%, reflecting in part, reduced labor and other costs attributable to Management's cost reduction and productivity programs.

  Interest expense decreased from $361,000 to $262,000 due to a lower average loan balance outstanding primarily as a result of increased net income and reduced inventory levels, partially offset by increased interest rates.

  The effective income tax rate is 40.9% compared to 41.2% for the same period last year.

  Net income increased to $1.7 million from $1.0 million for the same period last year and earnings per share increased to $.26 per share from $.16 per share for the comparable period as a result of increased sales, reduced markdowns and lower selling, general and administrative expenses.


  NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995. Sales increased from $97.6 million to $103.6 million, a 6.2% increase. The increase is due to the opening of one new store in November 1995 and a comparable store sales increase of 2.0%.

  Gross profit increased as a percent of sales, 36.6% compared to 34.8%, primarily due to reduced inventory shrinkage levels and the reduction in markdowns required to stimulate sales. Management believes that the improvement in inventory shrinkage levels resulted from the creation of a new loss prevention department and the Company's expanded efforts to curtail shrinkage as well as enhancements made to the inventory management system. System enhancements also led to more efficient inventory levels, thereby permitting the Company to reduce markdowns compared to the same period last year.

  Selling, general and administrative expenses as a percent of sales decreased from 34.2% to 32.7%, reflecting reduced labor and other costs attributable to Management's cost reduction and productivity programs.

  Interest expense decreased from $963,000 to $738,000 due to a lower average loan balance outstanding primarily as a result of increased net income and reduced inventory levels, partially offset by increased interest rates.

  The effective income tax rate is 40.9% compared to 31.2% for the same period last year. Last year's rate differs from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax basis income and the relatively small pretax loss.

  Net income increased to $2.0 million from a $218,000 loss for the same period last year and earnings per share increased to $.30 per share from a $.03 loss per share for the comparable period as a result of increased sales, improved inventory shrinkage levels, reduced markdowns and lower selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for inventory and store remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings.

  Net cash provided by operating activities is $10.6 million for the nine months ended December 31, 1996 compared to $5.3 million for the same period last year. Net income provided $2.0 million and a net loss used $218,000 for the nine months ended December 31, 1996 and 1995, respectively. Non-cash charges for depreciation and amortization also provided $2.4 million and $2.2 million of cash for the same periods ended December 31, 1996 and 1995, respectively.

  Inventories increased by $2.8 million and $8.1 million for the nine months ended December 31, 1996 and 1995, respectively, due to the seasonal build-up of inventory. The 1996 increase is less than the 1995 increase due to reduced inventory purchase requirements resulting from Management's continuing focus on improving inventory procurement practices and inventory control systems. Accounts payable increased $4.8 million and $9.2 million in each of the same periods in response to changes in inventory levels and changes in the timing of payments to vendors.

  Cash of $2.3 million and $2.8 million was used in investing activities for the nine months ended December 31, 1996 and 1995, respectively, primarily for the routine replacement of furniture, equipment and leasehold improvements at existing stores as well as the relocation and expansion of one store in November 1996, the rebuilding of one existing store in August 1995 and the opening of one new store in November 1995. In addition, a new computer system was purchased during the quarter ended December 31, 1996.

  Net cash used in financing activities generally has reflected advances or pay downs of the Company's revolving credit line. Cash used in financing activities was $8.5 million for the nine months ended December 31, 1996 compared to $2.6 million for the same period last year. In May 1996, the Company obtained a two-year credit facility from Bank of America Business Credit, Inc., an affiliate of Bank of America, which provided a new line of credit to borrow up to $20 million. The significant increase in proceeds from bank borrowings and principal payments on bank loans from $31.2 million to $91.4 million and $33.8 million to $99.8 million, for the nine months ended December 31, 1995 and 1996, respectively, is because the new facility requires a daily pay down equal to all sales receipts deposited by the Company and the Company then borrows amounts required to fund disbursements. In contrast, the prior credit facility's activity was on a daily net basis which resulted in relatively smaller proceed and payment amounts. The prior credit facility with Wells Fargo Bank, NA, was paid off with the proceeds from the new credit facility. See the Company's 1996 Annual Report to Shareholders on Form 10-K for additional details.

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


                              SPORT CHALET, INC.



DATE:     February 7, 1997    /s/ Norbert J. Olberz
                              ------------------------------
                              Norbert J. Olberz
                              Chairman of the Board, Interim President
                              and Chief Executive Officer
                              (Duly Authorized Officer)



DATE:     February 7, 1997    /s/ Howard K. Kaminsky
                              ------------------------------
                              Howard K. Kaminsky
                              V.P., Chief Financial Officer and
                              Secretary (Principal Financial Officer)