Form 10-K
period 1997-03-31
SPORT CHALET INC
filed 1997-06-30
CIK 892907

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1997
----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from                 to
                                ---------------   ---------------

             Commission file number:        0-20736
                                     ---------------------

                              Sport Chalet, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                                95-4390071
 ------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                           identification number)

  920 Foothill Boulevard, La Canada, California                  91011
 ------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (818) 790-2717
                                                   ----------------------

Securities registered pursuant to section 12(b) of the Act:  N/A

     Title of each class    Name of each exchange on which registered

     None
     -------------------    -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.01 par value
------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X]  Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229, 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 13, 1997 was $4.1 million. The number of shares of the registrant's common stock outstanding as of June 13, 1997 was 6,500,000.

                      Documents Incorporated by Reference

(1) Portions of the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's last fiscal year, as to Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

     A. GENERAL
     ----------

     Sport Chalet, Inc. is a leading operator of full service, specialty sporting goods superstores in Southern California. The Company currently has 18 stores, eight located in Los Angeles County, four in Orange County, three in San Diego County, two in San Bernardino County and one in Ventura County. These stores average 36,000 square feet in size, and the last thirteen superstores opened by the Company range from 34,000 to 50,000 square feet. The Company's executive offices are located at 920 Foothill Boulevard, La Canada, California 91011, and its telephone number is (818) 790-2717.

     The Company began operations in 1959. During the mid-1980Os, the Company embarked on an expansion program that resulted in the opening of one store in fiscal 1987, two stores in each of fiscal 1988, 1990 and 1991, one store in fiscal 1992, another two stores in each of fiscal 1993 and 1994 and the opening of one store and relocation and expansion of another store in both 1995 and 1996. During fiscal 1995, the Board of Directors began an evaluation of the Company's strategic policies, operations and management (the "Board Review"). As a result, the expansion program was scaled down. For fiscal 1997, the relocation and expansion of one existing store was completed. No additional store openings are contemplated at this time. The Company's business plan currently contemplates the opening of one new store per year during the next several fiscal years. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the Company's ability to provide and maintain high service levels and quality brand merchandising at competitive prices.

     The previously mentioned Board Review culminated with the implementation of several programs aimed at improving the Company's competitive position and overall profitability. The Company has implemented a series of cost-cutting actions and productivity improvements which include downsizing the Company's labor force, streamlining management by reducing the number of executives, developing more advanced inventory and procurement systems, and creating a new loss prevention department.

     The Company's stores feature a number of distinct, specialty sporting goods shops under one roof, each offering a large assortment of quality brand name merchandise at competitive prices. The specialty shops include traditional sporting goods merchandise (e.g., footwear, apparel, other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise within each shop appeals to both experts and beginners. Each shop is staffed by sales associates with expertise in the use of the merchandise they sell, permitting the Company to offer its customers a high level of knowledgeable service. The average sales transaction for fiscal 1997 was $46, down from a high of $60 in fiscal 1993, reflecting a product mix more heavily weighted towards lower-priced items and away from relatively higher-priced ski apparel and equipment. Average sales per store was $7.6 million for fiscal 1997.

     The Company's business is highly seasonal in nature. Its highest sales levels and operating profitability occur predominantly during the winter months of November, December and January, which overlap the third and fourth fiscal quarters ended December 31 and March 31. As with other retailers, the Company's business is heavily affected by sales of merchandise during the Christmas season. In addition, the Company's product mix historically has emphasized cold weather sporting goods merchandise, particularly ski-related products, thus boosting sales levels during the winter months and increasing the seasonality of the Company's business. In fiscal 1995, 1996 and 1997, sales of ski apparel and equipment accounted for 25%, 20% and 18%, respectively, of the Company's total sales for those fiscal years. In each of fiscal 1995, 1996 and 1997, 36%, 33% and 34%, respectively, of the Company's sales and most of its net income were attributable to the months of November, December and

January. Management anticipates that this seasonal trend in sales and net income will continue. No assurance can be provided that any substantial decrease in sales for the winter months, which could be influenced by the amount and timing of snowfall at the ski areas frequented by those living in Southern California, will not have a material adverse effect on the Company's profitability. However, in order to be less dependent upon winter business, Management has emphasized, and plans to continue to emphasize, a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons. Moreover, in spite of recent product innovations such as snowboarding and "shaped" skis, management believes that the winter-related product category may have matured with little or no expected growth relative to other specialty areas carried in the Company's stores, thereby further underscoring the need for greater product and seasonal diversification

     The retail sporting goods industry is dependent on the general strength of the economic environment and level of consumer spending. The economy in Southern California, where all the Company's stores are located, had, until very recently, experienced an economic downturn which began in 1990. Management believes that stagnant economic conditions and a weak and exceedingly price-competitive retail environment have adversely affected price margins, same store sales levels and sales growth in new stores, thereby negatively impacting the Company's overall financial performance. In order to stimulate sales, the Company is implementing new visual merchandising procedures, increasing emphasis on its in-store training in order to provide better customer service, and instituting a program to ensure that each store has the appropriate level of stock on hand by enhancing coordination of procurement with in-store merchandising.

     Compliance with Federal, State and local environmental laws and regulations has not had, and is not expected to have, a material effect on the capital expenditures, earnings and competitive position of the Company.

     The Company uses the "Sport Chalet" name as a service mark in connection with its business operations. The Company has registered "Sport Chalet" as a service mark with the State of California, and has obtained federal registration for certain purposes. The Company also retains common law rights to the name, which it has used for 37 years, and the lack of federal registration for certain purposes, might only pose a problem if the Company were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights. It has also licensed trademarks for certain labels under which it merchandises soft goods.


     B. INDUSTRY AND COMPETITION
     ---------------------------

     The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains (Sportmart, The Sports Authority, Oshmans, Big 5), specialty stores (REI, Turners), and discount and department stores (Wal-Mart, Kmart, Target, Sears). Industry literature mentions with increasing frequency the rising dominance of sporting good superstore retailers, full-line sporting goods chains with stores typically larger than 30,000 square feet often located in free-standing locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Historically, the Company has provided a broader selection of higher-end specialty items which require higher levels of customer service than other superstore retailers.

     In the last two years, several superstore retailers have entered or expanded their presence in Southern California, increasing competitive pressures on the Company and adversely affecting same store sales and sales growth in new stores. There can be no assurance that the Company will be able to maintain or increase its current level of pricing, sales or profitability in view of such competition, particularly as new competitors or superstores enter in the Company's market. Furthermore, there is substantial competition from superstore retailers for prime commercial locations and favorable lease terms that could adversely affect the Company's ability to expand.

     The Company's position is that broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by its well-trained sales associates, distinguish it from discount and department stores, traditional and specialty sporting goods stores and other superstore operations. Management believes the Company's format takes advantage of several significant trends and conditions in the sporting goods industry. These trends include the size of the industry, fragmented competition, superstore dominance, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and a growing importance of delivering value through selection, quality, service and price.

     C.  EMPLOYEES
     -------------

     As of March 31, 1997, the Company had a total of 1,334 full and part-time employees, 1,127 of whom were employed in the Company's stores and 207 of whom were employed in warehouse and delivery operations or executive office positions. None of the employees are unionized. A typical store has approximately 60 employees, of whom 15 to 30 are in the store at any time on a normal operating basis. Each store employs a store manager, two assistant managers, and six to eight area managers who supervise the sales associates. Additional part-time employees typically are hired during the holiday season.

ITEM 2.  PROPERTIES
-------------------

     At March 31, 1997, the Company had eighteen store locations. The following table summarizes the key information on the Company's retail properties:




                                                                              GROSS SQUARE
LOCATION                                      OPENING DATE                      FOOTAGE
--------                                      ------------                    ------------
La Canada(1) (2).............................   June 1960                         35,000
Huntington Beach(3)(6).......................   June 1981                         50,000
La Jolla(1)(4)...............................   June 1983                         15,000
Mission Viejo................................   August 1986                       30,000
Point Loma(3)................................   November 1987                     31,000
Marina Del Rey...............................   November 1989                     42,000
Beverly Hills................................   November 1989                     35,000
Brea(3)......................................   April 1990                        34,000
Oxnard(3)....................................   June 1990                         36,000
West Hills(3)................................   June 1991                         44,000
Burbank......................................   August 1992                       45,000
Montclair(5).................................   November 1992                     20,000
Torrance.....................................   November 1993                     40,000
Glendora.....................................   November 1993                     40,000
Rancho Cucamonga(3)..........................   June 1994                         36,000
El Cajon.....................................   November 1994                     38,000
Irvine(3)....................................   November 1995                     35,000
Valencia (3).................................   November 1996                     40,000

______________________

   (1) Consists of two nearby facilities.
   (2) Expanded to a second nearby facility in July 1975.
   (3) Includes swimming pool facility for SCUBA and kayaking instruction.
   (4) The La Jolla store was originally opened in a different location in the shopping mall and has been relocated.
   (5) Store opened within the distribution center building in order to utilize excess space.
   (6) Relocated to a newly constructed facility on the same property in August 1995.

     All retail facilities are located on leased property. The initial terms of the retail leases expire in 1999 through 2015. The El Cajon store lease was terminated by the landlord on March 31, 1997 and the Company is operating this store on a month to month basis. Management is evaluating whether to relocate the store. Leases for two stores expire without options to renew in 1999 and 2004. The remaining leases are subject to options that extend their terms through 2009 to 2027. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some cases, base rental amounts increase as the lease term progresses, but in most cases, the Company expects that percentage rent will more than offset the base rental amounts. Certain leases permit the lessor and, in some cases, the Company, to terminate the leases if the gross sales from the store are below specified levels.

     The Company leases from Norbert J. Olberz, the Chairman of the Board and the Company's Principal Shareholder (the "Principal Shareholder"), its corporate office space in La Canada, its warehouse and distribution facilities in Montclair and Pomona, and its stores in La Canada and Huntington Beach. The Company has incurred rental expense to the Principal Shareholder of $1.5 million, $1.4 million, and $1.6 million in fiscal 1997, 1996, and 1995, respectively. The Company believes that the occupancy costs to the Company under each lease are no higher than those which would be charged by an unrelated third party under similar circumstances.

     A portion of the property in La Canada leased by the Company from the Principal Shareholder was, until the late 1970's, used as a gas station and contained underground storage tanks. In June 1991, petroleum hydrocarbon pollution at the site was detected in connection with the removal of the underground storage tanks. The Company has received regular approval of a site investigation work plan for the property and in April, 1997 the Company was notified that no further action related to the underground storage tank release will be required at this time.

     The Company maintains insurance coverage for its various facilities for fire and theft, but does not maintain earthquake insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
---------------------------------------------------------------

     None.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------------------------------------------------------------------------------

     (a)  Market Price for Common Shares -
          --------------------------------

          The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "SPCH". The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter over the last two fiscal years;

Fiscal 1996                         High             Low
-----------                         ----             ---
First Quarter                      $3.750           $2.500
Second Quarter                     $4.063           $2.375
Third Quarter                      $3.250           $1.625
Fourth Quarter                     $2.750           $1.750

Fiscal 1997                         High             Low
-----------------                   ----             ---
First Quarter                      $ 2.875          $ 1.625
Second Quarter                     $ 3.375          $ 2.375
Third Quarter                      $ 3.625          $ 2.375
Fourth Quarter                     $ 3.625          $ 2.375

     (b)  Approximate Number of Holders of Common Shares -
          ------------------------------------------------

          The approximate number of shareholders of the Company's Common Stock as of June 13, 1997 was 165 (excluding individual participants in nominee security position listings) and as of that date, the Company estimates that there were approximately 2,000 beneficial owners holding stock in nominee or "street" name.

     (c) Frequency and Amount of Any Dividends Declared -
         ------------------------------------------------

         The Company has not paid any dividends to shareholders since its initial public offering in November 1992. It is currently contemplated that the Company will retain earnings for use in the operation and potential expansion of its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

     (d)  Dividend Restriction -
          ----------------------

          For information required by this section see the discussion in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following sets forth selected financial data as of and for the periods presented. This data should be read in conjunction with the Financial Statements and related Notes thereto and other financial information included herein.

                                                                           YEAR ENDED MARCH 31
                                                        --------------------------------------------------------
                                                           1997       1996        1995        1994        1993
                                                        ---------   ---------   ---------   ---------   ---------
                                                (In thousands, except per share amounts and selected operating data)
STATEMENTS OF INCOME DATA:
Net sales............................................   $137,705    $133,741    $134,735    $122,241    $106,392
Cost of goods sold(1)................................     87,786      90,389      88,775      81,661      67,844
                                                     -----------------------------------------------------------
Gross profit.........................................     49,919      43,352      45,960      40,580      38,548
Selling, general and administrative expenses.........     45,256      44,368      44,520      39,832      33,854
                                                     -----------------------------------------------------------
Net income (loss) from operations....................      4,663      (1,016)      1,440         748       4,694
Interest expense.....................................        805       1,224         894         736       1,053
                                                     -----------------------------------------------------------
Net income (loss) before taxes.......................      3,858      (2,240)        546          12       3,641
Income tax provision (benefit) (2)...................      1,555        (880)        254          23       1,474
                                                     -----------------------------------------------------------
Net income (loss) (2)................................      2,303      (1,360)        292         (11)      2,167
                                                     ===========================================================
Earnings (loss) per share (2)........................       $.35       $(.21)       $.04        $.00        $.40
                                                     ===========================================================

SELECTED OPERATING DATA:
Stores open at end of period.........................         18          18          17          16          14
Comparable store sales increase (decrease)(3)........        0.0%       (4.1)%       1.4%        2.2%        4.7%

BALANCE SHEET DATA:
Working capital......................................   $ 13,040    $ 11,240    $ 14,916    $ 14,838    $ 16,286
Total assets.........................................     44,436      49,508      51,565      43,679      44,623
Total loans payable..................................      1,352      10,308       9,333       4,917       4,850
Total shareholders' equity...........................     26,707      24,404      25,764      25,472      25,483

(1) Includes the direct cost of merchandise and internal costs associated with merchandise procurement, storage, handling and distribution.

(2) Prior to November 19, 1992, the Company was an S Corporation and not subject to federal and some state income taxes. Fiscal 1993 is adjusted to reflect a proforma income tax provision as if the Company were subject to corporate income taxes.

(3) A store's sales are included in the comparable store sales calculation after its twelfth full month of operation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATION
--------------------

          The following should be read in conjunction with "Item 6. Selected Financial Data" and the Company's financial statements and related notes thereto.

RESULTS OF OPERATIONS

The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

                                                       Year ended March 31                             Quarter ended March 31
                                      -------------------------------------------------------   ----------------------------------
                                            1997                1996               1995               1997             1996
                                      -----------------   ----------------    ---------------   ---------------   ----------------
                                      Amount    Percent   Amount   Percent    Amount  Percent   Amount   Percent  Amount   Percent
                                      ------    -------   ------   -------    ------  -------   ------   -------  ------   -------
Net sales.........................   $137,705    100.0%  133,741    100.0%  $134,735   100.0%  $34,057   100.0%  $36,156    100.0%
Gross profit......................     49,919     36.3    43,352     32.4     45,960    34.1    11,951    35.1     9,360     25.9
Selling, general and                   45,256     32.9    44,368     33.2     44,520    33.0    11,337    33.3    11,023     30.5
   administrative expenses........
Income (loss) from operations.....      4,663      3.4    (1,016)    (0.8)     1,440     1.1       614     1.8    (1,663)    (4.6)
Interest expense..................        805       .6     1,224      0.9        894     0.7        67      .2       260      0.7
Income (loss) before taxes........      3,858      2.8    (2,240)    (1.7)       546     0.4       547     1.6    (1,923)    (5.3)
Net income (loss).................      2,303      1.7    (1,360)    (1.0)       292     0.2       347     1.0    (1,143)    (3.2)
Earnings (loss) per share.........        .35               (.21)                .04               .05              (.18)


          FISCAL 1997 COMPARED TO FISCAL 1996. Sales increased from $133.7 million to $137.7 million, a 3.0% increase primarily as a result of opening one new store in November 1995. Comparable store sales were relatively flat as increasing sales during the first three quarters (as management continued its emphasis on broadening product mix towards merchandise with higher sales in the spring, summer and fall seasons) and improving economic conditions in Southern California were offset by a decrease in fourth quarter 1997 sales and increased competition.

          Gross profit for the period increased as a percent of sales from 32.4% to 36.3%. Improved inventory procurement practices together with the implementation of more advanced inventory and procurement systems led to reduced, more efficient inventory levels and less markdowns, while the new expanded loss prevention department resulted in a significant reduction in inventory shrinkage.

          Selling, general and administrative ("SG&A") expenses decreased slightly as a percent of sales, 32.9% compared to 33.2% last year. The fiscal 1997 decrease in SG&A expenses relative to sales reflects the impact of cost-cutting actions instituted in response to the previously discussed Board Review, partially offset by up-front costs related to implementing associated cost reduction and productivity improving programs. The primary components of selling, general and administrative expenses are labor, rent and other occupancy costs and advertising.

          Interest expense decreased to $805,000 from $1.2 million due to a significant decrease in average debt outstanding.

          The effective tax rate as a percent of pretax income is 40.3% for fiscal 1997 and 39.3% for fiscal 1996. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

          Net income increased to $2.3 million from a loss of $1.4 million in the prior year primarily due to increased sales and gross profit margins. Earnings per share increased to $.35 from a loss per share of $.21 due to increased net income.

          FOURTH QUARTER 1997 COMPARED TO FOURTH QUARTER 1996. Sales decreased from $36.2 million to $34.1 million, a 5.8% decrease primarily as a result of fewer promotional markdowns due to improved inventory management and less emphasis on sales from winter-related products.

          Gross profit for the period increased as a percent of sales from 25.9% to 35.1% Expanded inventory control efforts and the creation of a new loss prevention department resulted in significantly lower inventory shrinkage.
Based on the year-end physical inventory, the Company was able during the fourth quarter of 1997 to reduce its annual accrual for inventory shrinkage by approximately $984,000. In addition, improved inventory procurement practices and the development of more advanced inventory systems resulted in lower cost of sales.

          Selling, general and administrative expenses increased as a percent of sales from 30.5% to 33.3% as a result of reduced sales volume and increased loss prevention expenditures.

          Interest expense decreased from $260,000 to $67,000 due to considerably lower average debt outstanding.

          The effective income tax rate as a percent of pretax income for the fourth quarter 1997 is 36.6% compared to 40.6% of pretax loss for the same period of fiscal 1996. The decrease is due to the relatively low level of pretax income for the fourth quarter of 1997.

          Net income increased to $347,000 from a $1.1 million loss and earnings per share increased to $.05 from a $.18 loss primarily as a result of increased gross profit.

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


LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital requirements are for inventory, store relocation and remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements for the next 2 to 3 fiscal years.

          Net cash provided by operating activities was $12.7 million and $3.2 million for fiscal 1997 and 1996, respectively, while for fiscal 1995, net cash used in operating activities was $850,000. Net income provided cash of $2.3 million and $292,000 in fiscal 1997 and 1995, while net loss accounted for the use of $1.4 million in fiscal 1996. Depreciation provided $2.4 million, $2.7 million and $2.5 million of cash for fiscal 1997, 1996, and 1995, respectively.

          During fiscal 1997 and 1996, inventories decreased $5.0 million and $3.1 million as a result of the implementation of a perpetual inventory system and improved procurement practices. During fiscal 1995, inventories increased $6.2 million primarily due to slower than expected sales during the Christmas season and the fourth quarter.

          Accounts payable increased $691,000 during fiscal 1997 due to changes in the timing of payments partially offset by decreased inventory levels. For fiscal 1996, accounts payable decreased $1.6 million primarily due to reduced inventory. For fiscal 1995, accounts payable increased $1.9 million as a result of increased inventory.

          Net cash used in investing activities was $4.0 million, $3.6 million and $3.3 million for fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, one store was relocated and another was remodeled. Also a new computer system was installed. In both fiscal 1996 and 1995, one store was relocated and one new store was opened. In fiscal 1997, 1996 and 1995, ongoing capital expenditures for the Company's existing stores totalled $2.2 million, $1.4 million and $1.8 million, respectively.

          Historically, net cash used or provided by financing activities has resulted primarily from the advance or pay down of a revolving credit line.
For fiscal 1997, and 1996 and 1995, peak borrowings on that credit line were $14.2 million, $17.0 million, $12.6 million, respectively. Prior to fiscal 1995 and through May 1996, the Company maintained a revolving line of credit with Wells Fargo Bank, NA ("Wells"). The Wells credit line was paid off with the proceeds from the credit facility with BankAmerica Business Credit, Inc., an affiliate of Bank of America ("BABC"), described below.

          In May 1996, the Company obtained a credit facility from BABC, that provided a new line of credit to borrow up to $20 million less the amount of any outstanding draws on authorized letters of credit and/or any applicable limitations on maximum borrowings. Maximum borrowings generally could not exceed 50% of the value of eligible inventory and was also reduced to reflect reserves or other adjustments. Interest was at prime plus 1/2%. The initial $13.0 million proceeds from this financing were used to extinguish all of the Company's obligations under the credit facility with Wells.

          In March 1997, a new credit facility from Bank of America National Trust and Savings Association, Inc. (the "New Lender") was established which provides for advances up to $20 million less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. Maximum borrowings generally may not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest accrues at prime or may be fixed for a period of time at the then current rate established under one of several indices, all at the Company's option. This credit facility expires August 31, 1999. Proceeds from this loan were used to extinguish all obligations under the BABC credit facility.

          The Company's obligation to the New Lender is secured by a first priority lien on substantially all of the Company's non-real estate assets, and the Company is subject to several restrictive covenants as set forth in the Loan and Security Agreement with the New Lender which is attached as an exhibit to this Form 10-K. The principal operating covenants require the Company to maintain certain minimum cash flow coverage, and restrict the level of losses and capital expenditures, calculated on a quarterly basis. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility. However, unexpected conditions could cause the Company to alter its plans to avoid a breach of the agreement with the New Lender or could cause the Company to violate a restrictive covenant or otherwise breach that agreement. If a breach occurs, the New Lender will have all rights customarily provided to a secured lender, including the right to foreclose on the secured collateral or to accelerate the maturity of the loan obligations.

          No cash dividends have been declared on common stock in fiscal 1997. The Company intends to retain earnings for use in the operation and limited expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

          As noted previously, the months of November, December and January historically have accounted for the largest percentage of the Company's net sales and a significant portion of its net income. As is typical with other sporting goods retailers, the Company's sales volume increases significantly during the Christmas holiday season and the peak ski season generally corresponds to this three-month period.

          In the past, the Company's operating results were also influenced by the amount and timing of snowfall at the ski areas frequented by those living in Southern California, particularly the Mammoth Mountain ski resort in the eastern Sierra Nevada mountains. An early snowfall at Mammoth historically has influenced sales because it extends the demand for ski apparel and equipment while a late snowfall may have the opposite effect.

          However, during the third and fourth quarters of fiscal 1997, sales of winter-related products were relatively weak despite early and substantial snowfall at Mammoth. Management believes that this was the result of poor snow conditions at local Southern California ski resorts and the maturing nature of the winter-related products business. Management currently projects little or no growth in winter-related product sales relative to other specialty product areas of the Company's business. Accordingly, the effect of snow conditions on the Company's operating results have been and are being mitigated by Management's actions to diversify the Company's product mix. Sales of ski apparel and equipment have decreased over the last five fiscal years from 28% to 18% of total Company sales revenue.

          Suppliers in the ski industry require that commitments be made for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, the Company places its orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, the Company may be required to mark down its ski merchandise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          The statements which are not historical facts contained in this Annual Report on Form 10-K are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", 'intend," "may' or similar expressions used in this Annual Report as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Annual Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

              The Financial Statements required by this section are submitted as part of Item 14 of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

              None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          The following table sets forth the names and ages of all directors and executive officers as of June 30, 1997, indicating all positions and offices presently held by each.


Name                    Age   Position
----                    ---   --------
Norbert J. Olberz....    72   Chairman of the Board, Interim President and Chief Executive Officer
Eric S. Olberz.......    34   Director
John R. Attwood......    67   Director
Kenneth Olsen........    79   Director
Dennis D. Trausch....    47   Executive Vice President
Howard K. Kaminsky...    39   Senior Vice President - Finance, Chief Financial Officer and Secretary
Robert W. Haueter....    45   Senior Vice President-Sales, Marketing and Merchandising

          Norbert J. Olberz is the Company's founder and has been its Controlling Shareholder and Chairman of the Board since we founded it 1959. Interim President and Chief Executive Officer since April 1995.

          Eric S. Olberz has been a Director since 1992. Mr. Olberz currently is pursuing a Masters degree in Business Administration. He was President and owner of Camp 7, Inc., a soft goods manufacturing operation located in Santa Ana, California from July 1995 through October 1996 and Vice Chairman of the Company from October 1994 to July 1995. Vice President from 1984 through October 1994 and Secretary from October 1992 to July 1995. Mr. Olberz resigned as an officer and employee concurrently with Camp 7, Inc.'s acquisition of the Company's soft goods manufacturing operations in July 1995. Mr. Olberz is the son of Norbert J. Olberz, the Principal Shareholder.

          John R. Attwood has been a Director since February 1993. Mr. Attwood is the President of Attwood Enterprises, a consulting business. He was the former Chairman of Coca-Cola Bottling of Los Angeles and Senior Vice President and a Group President at Beatrice Companies, Inc., the parent company of Coca-Cola Bottling of Los Angeles until his retirement in 1986. Mr. Attwood currently serves on the board of directors of Verdugo Hills Hospital, a non-profit hospital organization.

          Kenneth Olsen has been a Director of the Company since June 1994. Mr. Olsen served as President and Chief Executive Officer of the Vons Company, Inc., a leading grocery store chain, from 1974 to 1983, at which time he retired from full time responsibilities after thirty-eight years with that Company. Mr. Olsen currently serves as a director of several nonprofit organizations.

          Dennis D. Trausch joined the Company in 1976 and has served in various positions within the Company. He assumed his present position in June 1988. He is responsible for all store operations and leasing.

          Howard K. Kaminsky, Chief Financial Officer since joining the Company in 1985, Senior Vice President - Finance since April 1997 and Secretary since July 1995. Mr. Kaminsky was also the Company's Vice-President - Finance from January through April 1997. Prior to joining the Company, Mr. Kaminsky was employed in the auditing division of Ernst & Young LLP. He is a Certified Public Accountant and received his Bachelor of Science degree in Business Administration from California State University, Northridge.

          Robert W. Haueter Senior Vice President - Sales, Marketing and Merchandising since January 1997. Previously, Mr. Haueter was the Company's Vice President-Marketing since joining the Company in 1989. Mr. Haueter spent the previous ten years as a senior aide in the California Legislature. During this period, he coordinated marketing and strategy for several political campaigns.

          Norbert J. Olberz, the Principal Shareholder, owns approximately 72% of the Company's outstanding Common Stock at March 31, 1997. As a result, the Principal Shareholder has sufficient voting power to determine the outcome of any matters submitted to the Company's shareholders for approval.

          Other information responding to Item 10 was included in the Registrant's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          Information responding to Item 11 was included in the Registrant's proxy statement with respect to its 1997 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

          Information responding to Item 12 was included in the Registrant's proxy statement with respect to its 1997 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          Information responding to Item 13 was included in the Registrant's proxy statement with respect to its 1997 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) (1) Financial Statements - The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report.

     (2)  Schedules - Not applicable.

     (3)  Exhibits - See Index on Page E-1 hereof.

(b)  Reports on Form 8-K

     None.

                               SPORT CHALET, INC.


                     INDEX TO AUDITED FINANCIAL STATEMENTS




Report of Independent Auditors

Statements of Operations for each of the three years in the period ended March 31, 1997

Balance Sheets as of March 31, 1997 and 1996

Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1997

Statements of Cash Flows for each of the three years in the period ended March 31, 1997

Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                       /s/ Ernst & Young  LLP
                                       -----------------------

Los Angeles, California
May 21, 1997

                               SPORT CHALET, INC.

                            STATEMENTS OF OPERATIONS


                                                                               YEAR ENDED MARCH 31
                                                                   1997               1996                1995
                                                          ----------------------------------------------------------
Net sales.................................................       $137,705,280       $133,740,747        $134,734,540
Cost of goods sold........................................         87,785,740         90,389,348          88,774,812
                                                          ----------------------------------------------------------
Gross profit..............................................         49,919,540         43,351,399          45,959,728
Selling, general and administrative expenses (Note 4).....         45,255,998         44,367,566          44,520,185
                                                          ----------------------------------------------------------
Income (loss) from operations.............................          4,663,542         (1,016,167)          1,439,543
Interest expense..........................................            805,284          1,223,656             893,962
                                                          ----------------------------------------------------------
Income (loss) before taxes................................          3,858,258         (2,239,823)            545,581

Income tax (benefit) provision (Note 5)...................          1,555,000           (880,000)            254,000
                                                          ----------------------------------------------------------
Net income (loss).........................................       $  2,303,258       $ (1,359,823)       $    291,581
                                                          ==========================================================

Earnings (loss) per share.................................               $.35              $(.21)               $.04
                                                          ==========================================================

Weighted average number of common shares outstanding......          6,500,000          6,500,000           6,500,000
                                                          ==========================================================

See accompanying notes.

                               SPORT CHALET, INC.

                                 BALANCE SHEETS

                                                                                       MARCH 31
ASSETS                                                                           1997            1996
------                                                                      -----------------------------
Current assets:
 Cash.................................................................       $   451,114      $   768,562
 Accounts receivable, less allowance of $28,000 in 1997 and 1996......           476,070          961,875
 Merchandise inventories (Note 3).....................................        28,093,635       33,069,322
 Prepaid expenses and other current assets............................           354,281          367,412
 Note receivable......................................................                            212,710
 Deferred income taxes (Note 5).......................................         1,090,149          678,523
 Refundable income tax................................................           304,158          285,511
                                                                             ----------------------------
Total current assets..................................................        30,769,407       36,343,915
Furniture, equipment and leasehold improvements:
 Furniture, fixtures and office equipment.............................        11,701,171       12,151,631
 Rental equipment.....................................................         2,253,071        2,379,805
 Vehicles.............................................................           762,039          617,822
 Leasehold improvements...............................................         9,423,154        8,649,990
                                                                             ----------------------------
                                                                              24,139,435       23,799,248
 Less allowance for depreciation and amortization.....................        10,838,101       11,144,652
                                                                             ----------------------------
                                                                              13,301,334       12,654,596
Deferred income taxes (Note 5)........................................           298,879          442,381
Deposits..............................................................            66,730           66,730
                                                                             ----------------------------
Total assets..........................................................       $44,436,350      $49,507,622
                                                                             ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Loans payable to bank (Note 3).......................................       $ 1,351,765      $10,307,560
 Accounts payable.....................................................        10,586,661        9,895,655
 Salaries and wages payable...........................................         2,200,895        1,850,789
 Other accrued expenses (Note 4)......................................         3,266,082        3,049,929
 Income tax payable...................................................           324,000
                                                                             ----------------------------
Total current liabilities.............................................        17,729,403       25,103,933

Commitments and contingencies (Note 4)

Shareholders' equity (Note 6):
 Preferred stock, $.01 par value:
   Authorized Shares - 2,000,000
   Issued and outstanding shares - none
 Common stock, $.01 par value:
  Authorized Shares - 15,000,000
  Issued and outstanding shares - 6,500,000...........................            65,000           65,000
 Additional paid-in capital...........................................        19,900,052       19,900,052
 Retained earnings....................................................         6,741,895        4,438,637
                                                                             ----------------------------
Total shareholders' equity............................................        26,706,947       24,403,689
                                                                             ----------------------------
Total liabilities and shareholders' equity............................       $44,436,350      $49,507,622
                                                                             ============================

See accompanying notes.

                               SPORT CHALET, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Common Stock              Additional          Retained
                                        Shares        Amount       Paid-in Capital        Earnings           Total
                                        -------------------------------------------------------------------------------

Balance at March 31, 1994..........     6,500,000    $65,000       $19,900,052           $ 5,506,879        $25,471,931
 Net income for 1995...............                                                          291,581            291,581
                                        -------------------------------------------------------------------------------
Balance at March 31, 1995..........     6,500,000     65,000        19,900,052             5,798,460         25,763,512
 Net loss for 1996.................                                                       (1,359,823)        (1,359,823)
                                        -------------------------------------------------------------------------------
Balance at March 31, 1996..........     6,500,000     65,000        19,900,052             4,438,637         24,403,689
 Net income for 1997...............                                                        2,303,258          2,303,258
                                        -------------------------------------------------------------------------------
Balance at March 31, 1997..........     6,500,000    $65,000       $19,900,052           $ 6,741,895        $26,706,947
                                        ===============================================================================

See accompanying notes.

                               SPORT CHALET, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED MARCH 31
                                                                     -----------------------------------------------------
                                                                        1997                1996                1995
                                                                     -----------------------------------------------------
OPERATING ACTIVITIES
--------------------

Net income (loss).............................................       $   2,303,258        $ (1,359,823)       $    291,581
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization...............................           2,445,356           2,732,865           2,518,414
  Write-off of equipment......................................             936,592             414,783              38,133
  Deferred income taxes.......................................            (268,124)           (618,996)           (175,762)
  Changes in operating assets and liabilities:
   Accounts receivable........................................             485,805            (386,724)           (159,415)
   Merchandise inventories....................................           4,975,687           3,080,934          (6,237,047)
   Prepaid expenses and other current assets..................              13,131             466,156              89,037
   Note receivable............................................             212,710            (212,710)
   Refundable income taxes....................................             (18,647)            103,922            (238,665)
   Accounts payable...........................................             691,006          (1,626,499)          1,854,171
   Salaries and wages payable.................................             350,106            (303,406)            426,922
   Other accrued expenses.....................................             216,153             658,737             742,571
   Income taxes payable.......................................             324,000
                                                                     -----------------------------------------------------
Net cash provided by (used in) operating activities                     12,667,033           2,949,239            (850,060)

INVESTING ACTIVITIES
--------------------

Purchases of furniture, equipment and leasehold improvements..          (4,145,686)         (3,860,730)         (3,313,934)
Proceeds from sale of assets..................................             117,000             213,000
                                                                     -----------------------------------------------------
Net cash used in investing activities.........................          (4,028,686)         (3,647,730)         (3,313,934)

FINANCING ACTIVITIES
--------------------
Proceeds from bank and other borrowings.......................         133,618,058          47,435,883          39,001,374
Repayments of bank and other borrowings.......................        (142,573,853)        (46,461,133)        (34,585,230)
                                                                     -----------------------------------------------------
Net cash (used in) provided by financing activities...........          (8,955,795)            974,750           4,416,144
                                                                     -----------------------------------------------------
Increase (decrease) in cash...................................            (317,448)            276,259             252,150
Cash at beginning of year.....................................             768,562             492,303             240,153
                                                                     -----------------------------------------------------
Cash at end of year...........................................       $     451,114        $    768,562        $    492,303
                                                                     =====================================================
Cash paid (refunded) during the year for:
 Income taxes.................................................       $   1,516,168        $   (369,190)       $    665,489
 Interest.....................................................             872,073           1,234,938             832,415


See accompanying notes.

                               SPORT CHALET, INC.

1. DESCRIPTION OF BUSINESS

Sport Chalet, Inc. (the Company) is an operator of full service, specialty sporting goods superstores in Southern California. As of March 31, 1997, the Company had 18 stores, eight of which are located in Los Angeles County, four in Orange County, three in San Diego County, two in San Bernardino County, and one in Ventura County.

The Chairman of the Board (Principal Shareholder) owned approximately 72% of the Company's outstanding common stock at March 31, 1997.

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

Advertising costs are expensed as incurred. Advertising expense amounted to $2,873,299, $2,790,643 and $3,394,194 for the years ending March 31, 1997, 1996 and 1995, respectively.

                               SPORT CHALET, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company uses the liability method of accounting for income taxes.

EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Stock options are not included as they are immaterial or do not have a dilutive effect.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock-Based Compensation" (SFAS No. 123). The statement is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, stock-based compensation expense is measured using either the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25 or the fair value method described in SFAS No. 123. The Company adopted the pro forma disclosure requirements of SFAS No. 123 in fiscal 1996. The pro forma impact on net income and net income per common share was not material.

RECLASSIFICATION

Certain amounts in March 31, 1996 financial statements have been reclassified to conform with the March 31, 1997 classification.

                               SPORT CHALET, INC.

3. LOANS PAYABLE TO BANK

Loans payable to bank consist of the following:

                                                                               MARCH 31
                                                                        1997              1996
                                                                ------------------------------------
Revolving credit facility.......................................     $1,351,765       $ 9,607,566
Two term loans..................................................                          699,994
                                                                ------------------------------------
                                                                     $1,351,765       $10,307,560
                                                                ====================================

The Company obtained a credit facility from Bank of America National Trust and Savings Association, Inc. on March 25, 1997 which provides for advances up to $20 million less the amount of any outstanding draws up to a maximum of $1.5 million in authorized letters of credit. Maximum borrowings generally may not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest shall accrue at prime (8.25% at March 31, 1997) or may be fixed for a period of time at the then current rate established under one of several indicies, all at the Company's option. This credit facility expires August 31, 1999. Proceeds from this loan were used to extinguish all obligations to the former lender, Bank America Business Credit, Inc. (BABC), for amounts outstanding under the revolving credit facility discussed below. The primary covenants in the new agreement require the Company to maintain certain minimum cash flow coverage, and restricts the total of losses and capital expenditures, calculated on a quarterly basis. This loan is secured by substantially all of the Company's non-real estate assets.

The Company previously obtained a two year credit facility from BABC on May 14, 1996, which provided for advances up to $20 million less the amount of any outstanding draws up to a maximum of $2.5 million in authorized letters of credit. Maximum borrowings generally could not exceed 50% of the value of eligible inventory, as defined, and were also reduced to reflect reserves or other adjustments. Interest accrued at prime plus 1/2%. Proceeds from this loan were used to extinguish all obligations to the former lender, Wells Fargo Bank, for amounts outstanding under the revolving line of credit and two term loans. The primary covenants in the BABC agreement required the Company to maintain certain minimum levels of net worth and cash flow coverage, as well as restricted capital expenditures, calculated on a monthly, quarterly and annual basis, respectively. This loan was secured by substantially all of the Company's non-real estate assets.

At March 31, 1997, the Company has no letters of credit outstanding.

The weighted average interest rates on short-term borrowings were 8.75%, 7.90% and 8.39% for the years ending March 31, 1997, 1996 and 1995, respectively.

                               SPORT CHALET, INC.

4. LEASES

The Company leases all buildings (including its corporate office space, two warehouses and distribution facilities and two stores from the Company's Principal Shareholder) under certain noncancelable operating lease agreements. Rentals of the retail locations in most instances require the payment of contingent rentals based on a percentage of sales in excess of minimum rental payment requirements. Most leases contain renewal options of five years and certain leases provide for various rate increases over the lease term.

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 1997:

1998.....................................................        $ 6,908,083
1999.....................................................          7,116,234
2000.....................................................          6,663,063
2001.....................................................          5,960,530
2002.....................................................          6,119,230
Thereafter...............................................         46,098,176
                                                                 -----------
                                                                 $78,865,316
                                                                 ===========

Total rent expense amounted to $10,451,676, $10,132,188 and $9,668,068 for the years ended March 31, 1997, 1996 and 1995, respectively, of which $1,498,092, $1,413,120 and $1,616,438, respectively, was paid on the leases with the Principal Shareholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $557,155, $567,165 and $981,420 for the years ended March 31, 1997, 1996 and 1995, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Shareholder of $81,367 at March 31, 1997 and amounts representing accrued rent due to the Principal Shareholder of $50,312 at March 31, 1996.

5. INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 1997, 1996 and 1995, consists of the following:

                                                       1997             1996             1995
                                              --------------------------------------------------
Federal:
 Current......................................      $1,560,000        $(200,000)        $232,000
 Deferred.....................................        (363,000)        (558,000)         (39,000)
                                              --------------------------------------------------
                                                     1,197,000         (758,000)         193,000
State:
 Current......................................         365,000                            69,000
 Deferred.....................................          (7,000)        (122,000)          (8,000)
                                              --------------------------------------------------
                                                       358,000         (122,000)          61,000
                                              --------------------------------------------------
                                                    $1,555,000        $(880,000)        $254,000
                                              ==================================================

                               SPORT CHALET, INC.

5. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 and 1996 are as follows:

                                                           1997                                1996
                                         --------------------------------------------------------------------------
                                                Current          Non-current         Current          Non-current
                                         --------------------------------------------------------------------------
Deferred tax liabilities:
 Tax over book depreciation..............     $                   $ (2,499)        $                   $(268,502)
 Other...................................                                                                (42,774)
                                         --------------------------------------------------------------------------
Total deferred tax liabilities...........                           (2,499)                             (311,276)
Deferred tax assets:
 Uniform cost capitalization.............        131,339                              151,694
 Markdown reserve........................        606,200                              247,676
 Accrued vacation........................        326,883                              279,153
 Tax effect of NOL carryforward..........                                                                486,787
 AMT carryforward........................                          266,870                               266,870
 Other...................................         25,727            34,508
                                         --------------------------------------------------------------------------
Total deferred tax assets................      1,090,149           301,378            678,523            753,657
                                         --------------------------------------------------------------------------
Total deferred tax asset.................     $1,090,149          $298,879           $678,523          $ 442,381
                                         ==========================================================================

A reconciliation of the provision (benefit) for income taxes for the years ended March 31, 1997, 1996 and 1995 with the amount computed using the federal statutory rate follows:

                                                                    1997            1996           1995
                                                             ----------------------------------------------
Statutory rate 34% applied to income (loss) before taxes.....      $1,312,000      $(762,000)      $186,000
State taxes, net of federal tax effect.......................         237,000        (81,000)        40,000
Other, net...................................................           6,000        (37,000)        28,000
                                                             ----------------------------------------------
                                                                   $1,555,000      $(880,000)      $254,000
                                                             ==============================================

                               Sport Chalet, Inc.

6. STOCK OPTION AND AWARD PLANS

STOCK OPTION PLAN

The Company has an Incentive Award Plan (the 1992 Plan) under which stock options to purchase up to 600,000 shares of the Company's common stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over a five-year period and if not exercised, expire ten years from the date of grant.

The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards (PAs).

Exercise prices for options outstanding as of March 31, 1997, ranged from $2.375 to $6.00. The weighted average remaining contractual life of those options is 9 years.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997 weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of .30; and a weighted average expected life of the option of 5 years. The impact on net income and earnings per share was not material.

A summary of the Company's stock option activity and related information follows:

                                                  March 31, 1997                  March 31, 1996
                                       ----------------------------------------------------------------
                                                             Weighted                       Weighted
                                             Options         Average         Options        Average
                                                          Exercise Price                 Exercise Price
                                       ----------------------------------------------------------------
Outstanding at beginning of year            242,000          $ 2.51            332,000         $8.62
 Granted..........................            3,000            3.125           318,000          2.40
 Exercised........................
 Canceled.........................           (5,000)           2.51           (408,000)         8.71
                                            -------                           --------
Outstanding at end of year........          240,000            2.52            242,000          2.51
                                            =======                           ========
Exercisable at end of year........           59,400            2.80              9,000          5.24
Weighted average fair value of
 options granted during the year                               0.88                             0.67

                               Sport Chalet, Inc.

7. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

                                                  FIRST          SECOND          THIRD          FOURTH
                                                 QUARTER         QUARTER        QUARTER       QUARTER (1)
                                           --------------------------------------------------------------
FISCAL 1997
Net sales.................................        $29,250         $32,517         $41,881        $34,057
Gross profit..............................         10,800          11,477          15,692         11,951
Income from operations....................            437             527           3,086            614
Net income................................             91             197           1,668            347
Earnings per share........................            .01             .03             .26            .05

                                                 FIRST           SECOND          THIRD          FOURTH
                                                QUARTER         QUARTER         QUARTER        QUARTER
                                          --------------------------------------------------------------
FISCAL 1996
Net sales.................................        $27,328         $30,913         $39,344        $36,156
Gross profit..............................          9,782           9,940          14,269          9,360
Income (loss) from operations.............           (455)         (1,000)          2,102         (1,663)
Net income (loss).........................           (462)           (779)          1,024         (1,143)
Earnings (loss) per share.................           (.07)           (.12)            .16           (.18)

  (1) THE fourth quarter 1997 provision for merchandise inventory shrinkage, based upon the year end physical inventory, was less by approximately $984,000 than the rate of accrual estimated during the prior three quarters.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 30, 1997.


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


Signature



PRINCIPAL EXECUTIVE OFFICER                      DIRECTORS



/s/ NORBERT J. OLBERZ                            /s/  ERIC S. OLBERZ
-----------------------------                    ------------------------------
Norbert J. Olberz                                Eric S. Olberz, Director
Chairman, Interim President
and Chief Executive Officer


                                                 /s/ JACK R. ATTWOOD
                                                 ------------------------------
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER       John R. Attwood, Director


/s/ HOWARD K. KAMINSKY
------------------------------
Howard K. Kaminsky
Senior Vice President - Finance,
Chief Financial Officer and Secretary           /s/ KENNETH OLSEN
                                                -------------------------------
                                                Kenneth Olsen, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
3.1         CERTIFICATE OF INCORPORATION OF SPORT CHALET, INC.                                                                (1)

3.2         BYLAWS OF SPORT CHALET, INC.                                                                                      (1)

4.1         FORM OF CERTIFICATE FOR THE COMMON STOCK.                                                                         (1)

10.1        CREDIT AGREEMENT, DATED AUGUST 1, 1992, BETWEEN THE COMPANY AND WELLS FARGO BANK                                  (2)

10.2        LETTER DATED OCTOBER 8, 1992 BY WELLS FARGO BANK.                                                                 (2)

10.3        1992 INCENTIVE AWARD PLAN OF THE COMPANY.                                                                         (2)

10.4        FORM OF NONEMPLOYEE DIRECTOR STOCK OPTION INCENTIVE AWARD AGREEMENT.                                              (2)

10.5        FORM OF KEY EMPLOYEE STOCK OPTION INCENTIVE AWARD AGREEMENT.                                                      (2)

10.6        TAX INDEMNITY AGREEMENT, DATED OCTOBER 8, 1992, BETWEEN THE COMPANY AND NORBERT J. OLBERZ.                        (2)

10.7        FORM OF DIRECTOR AND OFFICER INDEMNIFICATION AGREEMENT.                                                           (2)

10.8        FORM OF EMPLOYEE STOCK OPTION INCENTIVE AWARD AGREEMENT.                                                          (3)

10.9        CREDIT AGREEMENT BETWEEN THE COMPANY AND WELLS FARGO BANK DATED DECEMBER 1, 1992.                                 (4)

10.10       CAMP 7 MANUFACTURING OPERATIONS LEASE DATED MARCH 1, 1993, BETWEEN THE COMPANY AND ERIC STEVEN OLBERZ.            (5)

10.11       FIRST THROUGH FOURTH AMENDMENT TO CREDIT AGREEMENT BETWEEN THE COMPANY AND WELLS FARGO BANK DATED DECEMBER        (6)
            1, 1992.

10.12       CREDIT AGREEMENT BETWEEN THE COMPANY AND WELLS FARGO BANK DATED JUNE 1, 1994                                      (7)

10.13       HUNTINGTON BEACH STORE LEASE, DATED AUGUST 25, 1994 BETWEEN THE COMPANY AND HUNTINGTON BEACH PROPERTIES,          (8)
            INC., A CALIFORNIA CORPORATION.

10.14       LETTER REGARDING RESIGNATION OF SAMUEL G. ALLEN                                                                   (9)

10.15       LETTER REGARDING RESIGNATION OF JOSEPH H. COULOMBE                                                               (10)

10.16       SEVERANCE AND GENERAL RELEASE AGREEMENT WITH SAMUEL G. ALLEN                                                     (10)

10.17       EMPLOYMENT CONTRACT FOR JOSEPH H. COULOMBE                                                                       (10)

10.18       EMPLOYMENT CONTRACT FOR KIM D. ROBBINS                                                                           (10)

10.19       AGREEMENT FOR SALE OF SPORT CHALET MANUFACTURING, DATED JUNE 23, 1995 BY AND AMONG THE COMPANY, ERIC S.          (10)
            OLBERZ AND CAMP 7, A CALIFORNIA CORPORATION.

10.20       SECURITY AGREEMENT [DEBTOR IN POSSESSION] DATED JUNE 23,1995 AND EXECUTED BY CAMP 7, INC., A CALIFORNIA          (10)
            CORPORATION, AS BORROWER, ON BEHALF OF THE COMPANY, AS SECURED PARTY.

10.21       CONTINUING GUARANTY DATED JUNE 23, 1995 EXECUTED BY ERIC S. OLBERZ, AS GUARANTOR, ON BEHALF OF THE               (10)
            COMPANY, AS LENDER.

10.22       PROMISSORY NOTE DATED JUNE 23, 1995 EXECUTED BY CAMP 7, INC., A CALIFORNIA CORPORATION, AS MAKER ON BEHALF       (10)
            OF THE COMPANY.

10.23       AGREEMENT OF ASSIGNMENT AND ASSUMPTION OF LEASE AND CONSENT OF LANDLORD, DATED JUNE 23, 1995, BY AND AMONG       (10)
            THE COMPANY, AS ASSIGNOR, CAMP 7, INC., A CALIFORNIA CORPORATION, AS ASSIGNEE AND ERIC S. OLBERZ, AS
            LANDLORD.

10.24       PLEDGE AGREEMENT DATED JUNE 23, 1995, BY AND BETWEEN ERIC S. OLBERZ, AS PLEDGOR, AND THE COMPANY, AS             (10)
            PLEDGEE.

10.25       LICENSING AGREEMENT DATED JUNE 23, 1995, BY AND BETWEEN THE COMPANY AS LICENSEE, AND CAMP 7, INC., A             (10)
            CALIFORNIA CORPORATION, AS LICENSOR

10.26       INDEMNIFICATION AGREEMENT DATED JUNE 23, 1995, BY ERIC S. OLBERZ, AS INDEMNITOR, ON BEHALF OF THE COMPANY,       (10)
            AS INDEMNITY [IF REQUIRED].


10.27       SEVERANCE AND GENERAL RELEASE AGREEMENT WITH ERIC S. OLBERZ.                                                     (10)

10.28       POMONA WAREHOUSE LEASE, DATED AUGUST 10, 1995, BETWEEN THE COMPANY AND MONTCLAIR WAREHOUSE, INC., A              (11)
            CALIFORNIA CORPORATION.

10.29       WAIVER OF LOAN COVENANT BY BANK DATED FEBRUARY 13, 1996.                                                         (12)

10.30       LOAN AND SECURITY AGREEMENT DATED AS OF MAY 14, 1996, BETWEEN THE COMPANY AND BANKAMERICA BUSINESS CREDIT,       (13)
            INC., TOGETHER WITH SCHEDULES THERETO.

10.31       LETTER OF CREDIT FINANCING AGREEMENT SUPPLEMENT TO LOAN AND SECURITY AGREEMENT DATED AS OF MAY 14,1996           (13)
            BETWEEN THE COMPANY AND BANKAMERICA BUSINESS CREDIT, INC.

10.32       SIDE LETTER, DATED AS OF MAY 14, 1996, BETWEEN THE COMPANY AND BANKAMERICA BUSINESS CREDIT, INC.,                (13)
            RESPECTING THE AGGREGATE RENT RESERVE.

10.33       TERMINATION AGREEMENT AND MUTUAL GENERAL RELEASE DATED MARCH 25, 1997 AMONG THE COMPANY, BANKAMERICA
            BUSINESS CREDIT, INC. AND BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION.

10.34       BUSINESS LOAN AGREEMENT DATED AS OF MARCH 25, 1997 BETWEEN THE COMPANY AND BANK OF AMERICA NATIONAL TRUST
            AND SAVINGS ASSOCIATION, TOGETHER WITH RELATED EXHIBITS.

23          CONSENT OF INDEPENDENT AUDITORS

27          FINANCIAL DATA SCHEDULE

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

(9)         INCORPORATED BY REFERENCE TO EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY REPORT, ON FORM 10-Q, FOR THE QUARTER
            ENDING DECEMBER 31, 1994.

(10)        INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 10-K FILED WITH THE COMMISSION ON JUNE 28, 1995.

(11)        INCORPORATED BY REFERENCE TO EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY REPORT, ON FORM 10-Q, FOR THE QUARTER
            ENDING SEPTEMBER 30, 1995.

(12)        INCORPORATED BY REFERENCE TO EXHIBIT 10.1 TO THE COMPANY'S QUARTERLY REPORT, ON FORM 10-Q, FOR THE QUARTER
            ENDING DECEMBER 31, 1995.

(13)        INCORPORATED BY REFERENCE TO EXHIBIT 10.30, 10.31 AND 10.32 TO THE COMPANY'S FORM 10-K FILED WITH THE
            SECURITIES AND EXCHANGE COMMISSION ON JUNE 27, 1996.