Form 10-Q
period 1997-06-30
SPORT CHALET INC
filed 1997-08-08
CIK 892907

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securitie Exchange
    Act for 1934

For the quarterly period ended June 30,1997
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act for 1934

For the Transition period from ______ to ______
Commission file number: 0-20736
                        -------

                           Sport Chalet, Inc.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                  95-4390071
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 1, 1997:

                                   6,500,000

                              SPORT CHALET, INC.
                              ------------------

                              Index to Form 10-Q

                                    Part I
                                    ------

1   Item 1.    Condensed Financial Statements

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

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders filed with the Commission on June 30, 1997.

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Three months ended June 30,
                                             ----------------------------------
                                                 1997                   1996
                                             --------------        ------------
Net sales............................        $29,219,115           $29,250,426
Cost of goods sold...................         18,548,837            18,450,823
                                             -----------           -----------
Gross profit.........................         10,670,278            10,799,603
Selling, general and administrative
 expenses............................         10,172,046            10,362,989
                                             -----------           -----------
Income from operations...............            498,232               436,614
Interest expense.....................             75,506               282,292
                                             -----------           -----------
Income before taxes..................            422,726               154,322
Income tax provision.................            177,000                63,000
                                             -----------           -----------
Net income...........................            245,726                91,322
                                             ===========           ===========
 Earnings per share..................               $.04                  $.01
                                             ===========           ===========
Weighted average number
 of common shares outstanding........          6,500,000             6,500,000
                                             ===========           ===========


                            See accompanying note.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS


                                                  June 30,         March 31,
                                                   1997              1997
                                                ------------     -----------
                                                (Unaudited)
ASSETS
------
Current assets:
 Cash.........................................   $   522,343     $   451,114
 Accounts receivable - net....................       238,849         476,070
 Merchandise inventories......................    30,479,491      28,093,635
 Prepaid expenses and other current assets....       166,323         354,281
 Deferred and refundable income taxes.........     1,233,627       1,394,307
                                                 -----------     -----------
     Total current assets.....................    32,640,633      30,769,407
 Furniture, equipment and leasehold
  improvements - net..........................    12,889,650      13,301,334
 Deferred income taxes........................        34,508         298,879
 Deposits.....................................        66,730          66,730
                                                 -----------     -----------
     Total assets.............................   $45,631,521     $44,436,350
                                                 ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Loans payable to bank........................   $ 2,919,651     $ 1,351,765
 Accounts payable.............................    10,868,746      10,586,661
 Salaries and wages payable...................     1,538,607       2,200,895
 Other accrued expenses.......................     3,351,844       3,266,082
 Income tax payable...........................                       324,000
                                                 -----------     -----------
     Total current liabilities................    18,678,848      17,729,403

Shareholders' equity
 Preferred stock, $.01 par value:
   Authorized shares - 2,000,000
   Issued and outstanding shares - none
 Common stock, $.01 par value:
   Authorized shares - 15,000,000
   Issued and outstanding shares - 6,500,000..        65,000          65,000
   Additional paid-in capital.................    19,900,052      19,900,052
 Retained earnings............................     6,987,621       6,741,895
                                                 -----------     -----------
 Total shareholders' equity...................    26,952,673      26,706,947
                                                 -----------     -----------
Total liabilities and shareholders' equity       $45,631,521     $44,436,350
                                                 ===========     ===========

                             SEE ACCOMPANYING NOTE.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Three months ended June 30,
                                                   -----------------------------
                                                        1997           1996
                                                   --------------  -----------
OPERATING ACTIVITIES
Net income.................................        $   245,726     $     91,322
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization..........            679,500          840,000
    Deferred income taxes..................            414,271          154,095
    Changes in operating assets and
     liabilities:
      Accounts receivable..................            237,221          245,566
      Merchandise inventories..............         (2,385,856)        (951,330)
      Prepaid expenses and other current
       assets..............................            187,958          255,414
      Refundable income tax................             10,780
      Note receivable                                                   212,710
      Accounts payable.....................            282,085          926,162
      Salaries and wages expenses..........           (662,288)        (185,759)
      Other accrued expenses...............             85,762          (49,101)
      Income tax payable...................           (324,000)
                                                  ------------     ------------
Net cash (used in) provided by operating
 activities................................         (1,228,841)       1,539,079

INVESTING ACTIVITIES
Purchase of furniture, equipment and
 leasehold improvements....................           (267,816)        (261,998)
                                                  ------------     ------------
Net cash used in investing activities......           (267,816)        (261,998)

FINANCING ACTIVITIES
Proceeds from bank borrowings..............         22,676,252       16,496,215
Principal payments on bank loans...........        (21,108,366)     (17,799,752)
                                                  ------------     ------------
Net cash provided by (used in) financing
 activities................................          1,567,886       (1,303,537)
Increase (decrease) in cash................             71,229          (26,456)
Cash at beginning of period................            451,114          768,562
                                                  ------------     ------------
Cash at end of period......................       $    522,343     $    742,106
                                                  ============     =============

Cash paid (refunded) during the year for:
    Income taxes...........................       $     75,842     $    (91,094)
    Interest...............................             75,506          349,081


                            SEE ACCOMPANYING NOTE.

                              SPORT CHALET, INC.

                         NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. For a summary of significant accounting policies and other information which relates to these interim statements, reference should be made to the notes to financial statements included in the Company's 1997 Annual Report to Shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE
         -------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

         The following should be read in conjunction with the Company's financial statements and related note thereto provided under Item 1 above.

         THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996. Sales were essentially flat, $29.2 million compared to $29.3 million for the same quarter last year. Lackluster sales were attributable to reduced sales of in-line skates and excercise equipment.

         Gross profit as a percent of sales decreased slightly, 36.5% compared to 36.9% for the same period last year, as a result of increased markdowns, partially offset by a decrease in the accrual for estimated inventory shrinkage. The increased markdowns reflect clearance activity of slow moving inventory as well as greater markdowns on promotional events compared to the same quarter last year.

         Selling, general and administrative expenses as a percent of sales decreased from 35.4% to 34.8%, which management believes reflects continued savings from cost reduction programs.

         Interest expense decreased from $282,000 to $76,000 due to a significant decrease in average debt outstanding. The decrease in average debt outstanding is primarily due to reductions in inventory levels as a result of improved systems and controls.

         The effective income tax rate was 41.9% compared to 40.8% for the same period last year. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

         Net income increased from $91,000 or $.01 per share to $246,000 or $.04 per share, primarily as a result of reduced expenses. This is the Company's fifth consequtive profitable quarter.

         The Company's business is highly seasonal in nature and historically its highest sales level and operating profitability generally occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, and management therefore believes that the operating results for the first quarter may not necessarily be indicative of the Company's overall operating results for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for inventory and store remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings.

     Net cash used in operating activities is $1.2 million for the three months ended June 30, 1997 compared to cash provided of $1.5 million for the same period ended June 30, 1996. Net income provided $246,000 and $91,000 for the three months ended June 30, 1997 and 1996, respectively. Depreciation also provided $680,000 and $840,000 of cash for same periods ended June 30, 1997 and 1996, respectively.

     Inventories increased by $2.4 million and $951,000 for the three months ended June 30, 1997 and 1996, respectively, due to the seasonal build-up of summer inventory. The 1997 increase is more than the 1996 increase because of relatively lower inventory levels at the beginning of this fiscal year when compared to the previous year. The inventory at June 30, 1997 is $3.5 million less than at June 30, 1996.

     Net cash used in investing activities was $268,000 and $262,000 for the quarters ended June 30, 1997 and 1996, respectively, primarily for the routine replacement of furniture, equipment and leasehold improvements at existing stores.

     Net cash used in or provided by financing activities has primarily reflected advances or pay down of the Company's revolving credit line. Cash provided is $1.6 million for the three months ended June 30, 1997 compared to $1.3 million used by financing activities for the three months ended June 30, 1996. The increase in net advances during the 1997 quarter compared to the 1996 quarter is due to the relatively low level of borrowing at the beginning of this fiscal year when compared to the previous year. The loan payable to bank is $6.1 million less than at June 30, 1996.

DISCLOUSURE REGARDING FORWARD-LOOKING STATEMENTS

     The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may", or similar expressions used in this Quarterly Report as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Quarterly Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings.

                                    PART II

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

     At the annual meeting of shareholders on August 7, 1997, the Class 2 Director, John R. Attwood, was re-elected to the Company's Board of Directors. There were (6,426,942) votes for and (35,111) votes withheld for John R. Attwood. The Company's Class 1 Director, Eric S. Oberz, and Class 3 Directors, Norbert J. Olberz and Kenneth Olsen, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire in fiscal year 2000, 2001 and 1999, respectively.


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


                                       SPORT CHALET, INC.



DATE:    August 8, 1997                /S/ Norbert J. Oberz
                                       ----------------------------------------
                                       Norbert J. Olberz
                                       Chairman of the Board, Interim President
                                       and Chief Executive Officer
                                       (Duly Authorized Officer)



DATE:    August 8, 1997                /S/ Howard K. Kaminsky
                                       ----------------------------------------
                                       Howard K. Kaminsky
                                       Senior Vice President-Finance, Chief
                                       Financial Officer, and Secretary