Form 10-Q
period 1997-09-30
SPORT CHALET INC
filed 1997-11-06
CIK 892907

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the quarterly period ended September 30, 1997

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934


For the Transition period from ______ to ______
Commission file number:            0-20736
                         -----------------------




           Sport Chalet, Inc.
-----------------------------------------------
(Exact name of registrant as specified in its charter)


          Delaware                                    95-4390071
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 1, 1997:

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

2.  Item 5.   Other Information

3.  Item 6.   Exhibits and Reports on Form 8-K


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

                               SPORT CHALET, INC.


                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    Three months ended                    Six months ended
                                                      September 30,                         September 30,
                                           ---------------------------------     ----------------------------------

                                                1997              1996                1997                1996
                                           ---------------   ---------------     ---------------     --------------
Net sales...............................       $32,905,741       $32,517,240         $62,124,856        $61,767,035
Cost of goods sold......................        21,069,880        21,040,335          39,618,717         39,491,158
                                               -----------       -----------         -----------        -----------
Gross profit............................        11,835,861        11,476,905          22,506,139         22,275,877
Selling, general and administrative
         expenses.......................        11,018,682        10,949,492          21,190,728         21,312,482
                                               -----------       -----------         -----------        -----------
Income from operations..................           817,179           527,413           1,315,411            963,395
Interest expense........................            49,764           193,665             125,270            475,957
                                               -----------       -----------         -----------        -----------
Income before taxes.....................           767,415           333,748           1,190,141            487,438
Income tax provision....................           311,000           137,000             488,000            200,000
                                               -----------       -----------         -----------        -----------
Net income..............................       $   456,415       $   196,748         $   702,141        $   287,438
                                               ===========       ===========         ===========        ===========
              Earnings per share........       $       .07       $       .03         $       .11        $       .04
                                               ===========       ===========         ===========        ===========
Weighted average number
       of common shares outstanding.....         6,500,000         6,500,000           6,500,000          6,500,000
                                               ===========       ===========         ===========        ===========



                             See accompanying note.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS



                                                                     September 30,                March 31,
                                                                         1997                       1997
                                                                     ------------                -----------
                                                                      (Unaudited)
ASSETS
------
Current assets:
  Cash.........................................................       $   522,472                $   451,114
  Accounts receivable - net....................................           141,585                    476,070
  Merchandise inventories......................................        34,059,381                 28,093,635
  Prepaid expenses and other current assets....................            38,140                    354,281
  Deferred and refundable income taxes.........................           912,627                  1,394,307
                                                                      -----------                -----------
               Total current assets............................        35,674,205                 30,769,407
Furniture, equipment and leasehold improvements - net..........        13,506,640                 13,301,334
Deferred income taxes..........................................            44,508                    298,879
Deposits.......................................................            66,730                     66,730
                                                                      -----------                -----------
               Total assets....................................       $49,292,083                $44,436,350
                                                                      ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Loans payable to bank........................................       $ 1,088,000                $ 1,351,765
  Accounts payable.............................................        15,181,947                 10,586,661
  Salaries and wages payable...................................         1,887,633                  2,200,895
  Other accrued expenses.......................................         3,725,415                  3,266,082
  Income tax payable...........................................                                      324,000
                                                                      -----------                -----------
            Total current liabilities..........................        21,882,995                 17,729,403

Shareholders' equity
  Preferred stock, $.01 par value:
    Authorized shares - 2,000,000
      Issued and outstanding shares - none
  Common stock, $.01 par value:
    Authorized shares - 15,000,000
      Issued and outstanding shares - 6,500,000................            65,000                     65,000
      Additional paid-in capital...............................        19,900,052                 19,900,052
  Retained earnings............................................         7,444,036                  6,741,895
                                                                      -----------                -----------
  Total shareholders' equity...................................        27,409,088                 26,706,947
                                                                      -----------                -----------
               Total liabilities and shareholders' equity......       $49,292,083                $44,436,350
                                                                      ===========                ===========



                             See accompanying note.

                               SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                     Six months ended September 30,
                                                                 ---------------------------------------

                                                                        1997                  1996
                                                                 ----------------      -----------------
Operating activities
Net income...................................................        $    702,141           $    287,438
Adjustments to reconcile net income to net cash provided
  by operating activities:
       Depreciation and amortization.........................           1,359,001              1,672,000
       Deferred income taxes.................................             736,051                290,295
       Changes in operating assets and liabilities:
            Accounts receivable..............................             334,485                333,495
            Merchandise inventories..........................          (5,965,746)            (2,362,457)
            Prepaid expenses and other current assets........             316,141                328,572
            Accounts payable.................................           4,595,286              5,112,175
            Salaries and wages expenses......................            (313,262)               (70,866)
            Other accrued expenses...........................             459,333               (297,102)
            Income tax payable...............................            (324,000)               (40,284)
                                                                       ----------           ------------
Net cash provided by operating activities....................           1,899,430              5,253,266
Investing activities
Note receivable..............................................                                    212,710
Purchase of furniture, equipment and leasehold improvements..          (1,564,307)            (1,492,305)
                                                                      -----------           ------------
Net cash used in investing activities........................          (1,564,307)            (1,279,595)

Financing activities
Proceeds from bank borrowings................................          27,148,155             50,528,349
Principal payments on bank loans.............................         (27,411,920)           (54,845,129)
                                                                     ------------           ------------
Net cash used in financing activities........................            (263,765)            (4,316,780)

Increase (decrease) in cash..................................              71,358               (343,109)
Cash at beginning of period..................................             451,114                768,562
                                                                     ------------           ------------
Cash at end of period........................................        $    522,472           $    425,453
                                                                     ============           ============

Cash paid during the year for:
       Income taxes..........................................              75,842
        Interest.............................................             125,270                542,746




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


Results of Operations


          Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996. Sales were up 1.2%, $32.9 million compared to $32.5 million for the same quarter last year. Comparable store sales are up 1.8%. The increase in comparable store sales exceeded the increase in overall sales primarily due to Management's decision to close the under-performing El Cajon store in September 1997.

          Gross profit as a percent of sales increased to 36.0% from 35.3% for the same period last year primarily as a result of decreased inventory shrinkage.

          Selling, general and administrative expenses as a percent of sales decreased from 33.7% to 33.5%, which management believes reflects continued savings from productivity enhancing programs.

          Interest expense decreased from $194,000 to $50,000. This decrease is due primarily to lower bank borrowings from reductions in inventory related to systems and control improvements and the Company's higher credit rating.

          The effective income tax rate is 40.5% compared to 41.0% for the same period last year. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

          Net income increased from $197,000 or $.03 per share to $456,000 or $.07 per share, primarily as a result of improved gross profit. This is the Company's sixth consecutive profitable quarter.

          The Company's business is highly seasonal in nature and historically its highest sales level and operating profitability generally occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, and management therefore believes that the operating results for the second quarter may not necessarily be indicative of the Company's overall operating results for the fiscal year.


          Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996. Sales were relatively flat, $62.1 million compared to $61.8 million for the same period last year. Comparable store sales are up 1.0%. The increase in comparable store sales exceeded the increase in overall sales primarily due to Management's decision to close the under-performing El Cajon store in September 1997.

          Gross profit increased as a percent of sales, 36.2% compared to 36.1%, due to reduced inventory shrinkage levels partially offset by increased markdowns. The markdowns reflect clearance activity of slow moving inventory as well as greater markdowns on promotional events compared to the same period last year.

          Selling, general and administrative expenses as a percent of sales decreased from 34.5% to 34.1%, which management believes reflects continued savings from productivity enhancing programs.

          Interest expense decreased from $476,000 to $125,000. This decrease is due primarily to lower bank borrowings from reductions in inventory related to systems and control improvements and the Company's higher credit rating.

          The effective income tax rate remained the same, 41.0%. This rate differs from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

          Net income increased to $702,000 from a $287,000 and earnings per share increased to $.11 per share from a $.04 per share, as a result of improved gross profit and lower selling, general and administrative expenses.

          The Company's business is highly seasonal in nature and historically its highest sales level and operating profitability generally occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, and management therefore believes that the operating results for the first half of the fiscal year may not necessarily be indicative of the Company's overall operating results for the entire fiscal year.


Liquidity and Capital Resources


          The Company's primary capital requirements are for inventory and store remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings.

          Net cash provided by operating activities is $1.9 million for the six months ended September 30, 1997 compared to $5.3 million for the same period ended September 30, 1996. Net income provided $702,000 and $287,000 for the six months ended September 30, 1997 and 1996, respectively. Depreciation also provided $1.4 million and $1.7 million in cash for same period ended September 30, 1997 and 1996, respectively.

          Inventories increased by $6.0 million and $2.4 million for the six months ended September 30, 1997 and 1996, respectively, due to the seasonal build-up of summer inventory. The 1997 increase is more than for 1996 because of relatively lower inventory levels at the beginning of this fiscal year as compared to the previous year. The inventory at September 30, 1997 is $1.4 million less than at September 30, 1996.

          Net cash used in investing activities is $1.6 million and $1.3 million for the six months ended September 30, 1997 and 1996, respectively. These funds were primarily used for the routine replacement of furniture, equipment and leasehold improvements at existing stores.

          Net cash used in or provided by financing activities has primarily reflected advances or pay downs of the Company's revolving credit line. Cash used is $264,000 for the six months ended September 30, 1997 compared to $4.3 million used by financing activities for the six months ended September 30, 1996. The decrease in net borrowing during 1997 compared to the same 1996 period is due to reduced bank borrowing. Bank borrowing as of September 30, 1997 are $4.9 million less than at September 30, 1996.

Disclosure Regarding Forward-Looking Statements

          The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may", or similar expressions used in this Quarterly Report as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Quarterly Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Commission filings.

                                    Part II


     Item 4.  Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

     At the annual meeting of shareholders on August 7, 1997, the Class 2 Director, John R. Attwood, was re-elected to the Company's Board of Directors. There were (6,426,942) votes for and (35,111) votes withheld for John R. Attwood. The Company's Class 1 Director, Eric S. Olberz, and Class 3 Directors, Norbert J. Olberz and Kenneth Olsen, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire in fiscal year 2000, 2001 and 1999, respectively.


     Item 5.  Other Information.
              ------------------

     Effective November 3, 1997 the Company's Board of Directors appointed Craig
L. Levra as President and Chief Operating Officer. Norbert J. Olberz, the Company's founder and Principal Shareholder, shall retain the title of Chairman and Interim Chief Executive Officer.

     Mr. Levra brings to the Company an extensive background in sporting goods and superstore retailing. For the last five years, Mr. Levra has been employed by The Sports Authority, the nation's largest sporting goods mega-store chain. During that time, he served in a variety of capacities, most recently Vice-President of Store Operations. Prior to his association with The Sports Authority, Mr. Levra held management and/or merchandising positions with several retailers based in the Southern California area.

     The terms and conditions of Mr. Levra's employment with the Company are set forth in the Employment Agreement attached to this quarterly report as Exhibit 10.1.


     Item 6.  Exhibits and Reports on Form 8-K.
              ---------------------------------

              (a)  Exhibits

                   10.1 Employment Agreement for President and Chief Operating Officer
                   27.1  Financial Data Schedule

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



                                         SPORT CHALET, INC.



DATE:    November 6, 1997                /s/ Norbert J. Olberz
                                         --------------------------
                                         Norbert J. Olberz
                                         Chairman of the Board and
                                         Interim Chief Executive Officer
                                         (Duly Authorized Officer)



DATE:    November 6, 1997                /s/ Howard K. Kaminsky
                                         ---------------------------
                                         Howard K. Kaminsky
                                         Senior Vice President-Finance,
                                         Chief Financial Officer,
                                         and Secretary