Form 10-Q
period 1997-12-31
SPORT CHALET INC
filed 1998-02-04
CIK 892907

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the quarterly period ended December 31, 1997

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the Transition period from ______ to ______
Commission file number:   0-20736
                       ----------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 1, 1998:

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

1.   Item 5.   Other Information

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

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Three months ended                      Nine months ended
                                                     December 31,                            December 31,
                                            -------------------------               ----------------------------
                                               1997           1996                      1997           1996
                                            ----------     ----------               ------------   -------------
Net sales.................................   $43,797,953    $41,881,030              $105,922,809   $103,648,065
Cost of goods sold........................    26,723,863     26,188,211                66,342,580     65,679,369
                                             -----------    -----------              ------------   ------------
Gross profit..............................    17,074,090     15,692,819                39,580,229     37,968,696
Selling, general and
 administrative
     expenses.............................    13,185,557     12,605,932                34,376,285     33,918,414
                                             -----------    -----------              ------------   ------------

Income from operations....................     3,888,533      3,086,887                 5,203,944      4,050,282
Interest expense..........................        90,124        262,346                   215,394        738,303
                                             -----------    -----------              ------------   ------------
Income before taxes.......................     3,798,409      2,824,541                 4,988,550      3,311,979
Income tax provision......................     1,555,000      1,156,000                 2,043,000      1,356,000
                                             -----------    -----------              ------------   ------------

Net income................................   $ 2,243,409    $ 1,668,541              $  2,945,550   $  1,955,979
                                             ===========    ===========              ============   ============

     Basic earnings per share (note 2)....   $       .35    $       .26              $        .45   $        .30
                                             ===========    ===========              ============   ============

     Diluted earnings per share (note 2)..   $       .34    $       .26              $        .45   $        .30
                                             ===========    ===========              ============   ============

                            SEE ACCOMPANYING NOTES.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS

                                                           December 31,             March 31,
                                                              1997                     1997
                                                           --------------           -----------
                                                             (Unaudited)
ASSETS
------
Current assets:
Cash......................................................  $ 4,601,023              $   451,114
Accounts receivable - net.................................      248,791                  476,070
Merchandise inventories...................................   32,625,197               28,093,635
Prepaid expenses and other current assets.................      412,618                  354,281
Deferred and refundable income taxes......................      579,249                1,394,307
                                                            -----------              -----------
          Total current assets............................   38,466,878               30,769,407
Furniture, equipment and leasehold
improvements - net........................................   13,602,282               13,301,334
Deferred income taxes.....................................       39,508                  298,879
Deposits..................................................       66,730                   66,730
                                                            -----------              -----------
          Total assets....................................  $52,175,398              $44,436,350
                                                            ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Loans payable to bank....................................   $        -              $ 1,351,765
 Accounts payable.........................................   12,538,504               10,586,661
 Salaries and wages payable...............................    2,342,830                2,200,895
 Other accrued expenses...................................    6,424,945                3,266,082
 Income taxes payable.....................................    1,216,622                  324,000
                                                            -----------              -----------
          Total current liabilities.......................   22,522,901               17,729,403

Shareholders' equity
 Preferred stock, $.01 par value:
   Authorized shares - 2,000,000
     Issued and outstanding shares - none
 Common stock, $.01 par value:
   Authorized shares - 15,000,000
     Issued and outstanding shares - 6,500,000............       65,000                   65,000
     Additional paid-in capital...........................   19,900,052               19,900,052
 Retained earnings........................................    9,687,445                6,741,895
                                                            -----------              -----------
 Total shareholders' equity...............................   29,652,497               26,706,947
                                                            -----------              -----------
          Total liabilities and shareholders' equity......  $52,175,398              $44,436,350
                                                            ===========              ===========

                            SEE ACCOMPANYING NOTES.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine months ended December 31,
                                                                          1997              1996
                                                                     ------------        -----------
OPERATING ACTIVITIES
Net income........................................................    $  2,945,550        $  1,955,979
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization................................       2,042,500           2,437,000
     Deferred income taxes........................................       1,074,429           1,445,429
     Changes in operating assets and liabilities:
          Accounts receivable.....................................         227,279             192,200
          Merchandise inventories.................................      (4,531,562)         (2,778,652)
          Prepaid expenses and other current assets...............         (58,337)            244,608
          Accounts payable........................................       1,951,843           4,775,174
          Salaries and wages expenses.............................         141,935            (112,943)
          Other accrued expenses..................................       3,158,863           2,456,815
          Income taxes payable....................................         892,622
                                                                      ------------        ------------
Net cash provided by operating activities.........................       7,845,122          10,615,610

INVESTING ACTIVITIES
Note receivable...................................................                             212,710
Purchase of furniture, equipment and leasehold improvements.......      (2,343,448)         (2,548,688)
                                                                      ------------        ------------
Net cash used in investing activities.............................      (2,343,448)         (2,335,978)

FINANCING ACTIVITIES
Proceeds from bank borrowings.....................................      43,000,357          91,366,427
Principal payments on bank loans..................................     (44,352,122)        (99,820,255)
                                                                      ------------        ------------
Net cash used in financing activities.............................      (1,351,765)         (8,453,828)

Increase (decrease) in cash.......................................       4,149,909            (174,196)
Cash at beginning of period.......................................         451,114             768,562
                                                                      ------------        ------------
Cash at end of period.............................................    $  4,601,023        $    594,366
                                                                      ============        ============

Cash paid during the year for:
     Income taxes.................................................    $     75,842        $    (89,429)
     Interest.....................................................    $    215,394        $    805,092

                            SEE ACCOMPANYING NOTES.

                              SPORT CHALET, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. For a summary of significant accounting policies and other information which relates to these interim statements, reference should be made to the notes to financial statements included in the Company's 1997 Annual Report to Shareholders.

2. In February 1997, the Financial Accounting Standards Board (FASB) issued "Earning Per Share" (Statement No. 128) establishing standards for computing and presenting earnings per share for common stock or rights which can be converted to common stock. Statement No. 128 supercedes the standards for computing earnings per share previously found in APB Opinion No. 15 and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

                                                           Three months ended                 Nine months ended
                                                              December 31,                      December 31,
                                                      --------------------------         --------------------------
                                                          1997          1996                1997           1996
                                                      -----------    -----------         -----------    -----------
  Basic Earnings Per Share Computation
     Numerator......................................   $2,243,409     $1,668,541          $2,945,550     $1,955,979
                                                       ----------     ----------          ----------     ----------

     Denominator
          Weighted average common shares
           outstanding..............................    6,500,000      6,500,000           6,500,000      6,500,000
                                                       ----------     ----------          ----------     ----------

          Total Shares..............................    6,500,000      6,500,000           6,500,000      6,500,000
                                                       ----------     ----------          ----------     ----------

     Basic earnings per share.......................   $      .35     $      .26          $      .45     $      .30
                                                       ==========     ==========          ==========     ==========

Diluted Earnings Per Share Computation
     Numerator......................................   $2,243,409     $1,668,541          $2,945,550     $1,955,979
                                                       ----------     ----------          ----------     ----------

     Denominator
          Weighted average common shares
           outstanding..............................    6,500,000      6,500,000           6,500,000      6,500,000
                                                       ----------     ----------          ----------     ----------
          Incremental shares from assumed
           conversion of options....................      116,447                             65,559

          Total Shares..............................    6,616,447      6,500,000           6,565,559      6,500,000
                                                       ----------     ----------          ----------     ----------

     Diluted earnings per share.....................   $     0.34     $     0.26          $      .45     $     0.30
                                                       ==========     ==========          ==========     ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE
          -------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

     The following should be read in conjunction with the Company's financial statements and related note thereto provided under Item 1 above.

RESULTS OF OPERATIONS


     THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996. Sales are up 4.8%, $43.8 million compared to $41.8 million for the same quarter last year. Comparable store sales are up 4.2%. The under-performing El Cajon store was closed in September 1997 and a new store in Laguna Nigel was opened during November 1997. Increased demand for winter-related merchandise over the same period last year was due, in part, to a series of storms during late November and December 1997 and improving economic conditions in Southern California.

     Gross profit as a percent of sales increased to 39.0% from 37.5% for the same period last year primarily as a result of a decrease in the reserve for estimated inventory shrink.

     Selling, general and administrative expenses as a percent of sales remained at 30.1% for the quarter compared to the same quarter last year, even though the Company incurred additional costs associated with opening a new store.

     Interest expense decreased from $262,000 to $90,000, primarily due to lower bank borrowings due, in turn, to a reduction in total inventory and increased profitability.

     The effective income tax rate is 40.9% in both comparable periods. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $1.7 million or $.26 per share to $2.2 million or $.35 per share, primarily as a result of improved gross profit.

     NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 30, 1996. Sales are up 2.1%, $105.9 million compared to $103.7 million for the same period last year. Comparable store sales are up 2.3%. The increase in comparable store sales exceeded the increase in overall sales primarily due to Management's decision to close the under-performing El Cajon store in September 1997 and open a new store in Laguna Nigel during November 1997.

     Gross profit increased as a percent of sales, 37.4% compared to 36.6%, due to reduced inventory shrinkage levels partially offset by increased markdowns. The markdowns reflect the ongoing identification and clearance of slow moving inventory in connection with Management's productivity enhancing programs.

     Selling, general and administrative expenses as a percent of sales decreased from 32.7% to 32.5%, even though the Company incurred additional costs associated with closing one store and opening another

     Interest expense decreased from $738,000 to $215,000, primarily due to lower bank borrowings due, in turn, to a reduction in total inventory and increased profitability.

     The effective income tax rate remained the same, 40.9%. This rate differs from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $2.0 million or $.30 per share to $2.9 million or $.45 per share, primarily as a result of improved gross profit.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for inventory, store remodeling and expansion. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings.

     Net cash provided by operating activities is $7.8 million for the nine months ended December 31, 1997 compared to $10.6 million for the same period ended December 31, 1996. Net income provided $2.9 million and $2.0 million, respectively. Depreciation also provided $2.0 million and $2.4 million in cash for same period ended December 31, 1997 and 1996, respectively.

     Inventories increased by $4.5 million and $2.8 million for the nine months ended December 31, 1997 and 1996, respectively, due to the seasonal build-up of inventory. The 1997 increase is more than for 1996 because of relatively lower inventory levels at the beginning of this fiscal year as compared to the previous year. The inventory at December 31, 1997 is $3.2 million less than at December 31, 1996 due to improved sales and inventory controls. Accounts payable provided less cash in the nine month period ended December 31, 1997 than the same period of 1996 due to a change in the timing of payments for inventory.

     Net cash used in investing activities is $2.3 million in both nine-month periods ending December 31, 1997 and 1996, respectively. The primary purpose of these funds is for the routine replacement of furniture, equipment and leasehold improvements at existing stores, as well as the up grading of computer systems. In addition, approximately $400,000 was used to open the new store in November 1997.

     Net cash used in or provided by financing activities has primarily reflected advances or pay downs of the Company's revolving credit line. Cash used is $1.4 million for the nine months ended December 31, 1997 compared to $8.5 million used by financing activities for the nine months ended December 31, 1996. The decrease during 1997 compared to the same 1996 period is due to reduced bank borrowing. Bank borrowing as of December 31, 1997 are $1.9 million less than at December 31, 1996.

     Management anticipates that the current cash balance will be used for funding improvements in existing operations and future expansion. One new store currently is planned to open in the summer of 1998.

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

                                    PART II

     ITEM 5.   OTHER INFORMATION.
               ------------------

          On December 12, 1997 the Company obtained an amendment to its credit facility dated March 1997 reducing the applicable interest rates by 25 basis points. All other terms of the facility remain in place. See Exhibit 10.1 for details.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

          (a)  Exhibits

               10.1   Amendment No. 1 to Business Loan Agreement
               27.1   Financial Data Schedule

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


                                       SPORT CHALET, INC.



DATE:       February 4, 1998           /s/ Norbert J. Olberz
                                       -----------------------------------------
                                       Norbert J. Olberz
                                       Chairman of the Board and Interim Chief
                                       Executive Officer
                                       (Duly Authorized Officer)



DATE:       February 4, 1998           /s/ Howard K. Kaminsky
                                       -----------------------------------------
                                       Howard K. Kaminsky
                                       Senior Vice President-Finance, Chief
                                       Financial Officer, and Secretary