Form 10-K405
period 1998-03-31
SPORT CHALET INC
filed 1998-06-30
CIK 892907

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1998
----------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________to__________

                       Commission file number:   0-20736
                                              -------------

                              SPORT CHALET, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware                                                    95-4390071
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

  920 Foothill Boulevard, La Canada, California                            91011
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:   (818) 790-2717
                                                   -------------------

Securities registered pursuant to section 12(b) of the Act:  N/A

     Title of each class           Name of each exchange on which registered

None                               N/A
-------------------------          -------------------------

Securities registered pursuant to section 12(g) of the Act:

     Common Stock, $0.01 par value
----------------------------------------------------------------------
          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X]  Yes  [ ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 12, 1998 was $9.3 million. The number of shares of the registrant's common stock outstanding as of June 12, 1998 was 6,525,000.

                      Documents Incorporated by Reference

(1) Portions of the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's last fiscal year, as to Part III.

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------

     A.  GENERAL
     -----------

     Sport Chalet, Inc. is a leading operator of full service, specialty sporting goods superstores in Southern California. The Company currently has 19 stores, eight located in Los Angeles County, five in Orange County, three in San Diego County, two in San Bernardino County and one in Ventura County. These stores average 36,000 square feet in size. The Company's executive offices are located at 920 Foothill Boulevard, La Canada, California 91011, and its telephone number is (818) 790-2717.

     B.  OPERATING HISTORY AND GROWTH PLAN
     -------------------------------------

     The Company began operations in 1959. During the mid-1980's, the Company embarked on an expansion program that resulted in the opening of up to two stores per year. In addition several stores were either relocated and/or expanded. During fiscal 1995 the expansion program was scaled down in response to slumping sales and the Board of Director's desire to focus on improving existing operations. The Board of Directors subsequently completed an evaluation of the Company's strategic policies, operations and management and implemented specific programs aimed at improving the Company's competitive position and overall profitability.

     Management now believes that improved operating capabilities and a more robust local economy provide for an opportunity for the Company to expand its presence in Southern California by adopting a more aggressive policy towards opening, relocating and/or expanding store locations. Two new stores were opened in the last seven calendar months and the Company currently plans to relocate one store and open at least one new store during the next 18 months. The Company's business plan further contemplates opening new stores as suitable locations are found over the next several fiscal years. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the Company's ability to provide and maintain high service levels and quality brand merchandising at competitive prices.

     Store openings are expected to have a favorable impact on sales volume, but will restrain profits in the short run. New stores tend to have higher costs in the early years of operation, due primarily to extra labor used to open new stores, reduced sales on a per employee basis until the store matures and increased promotional costs. As the store matures, sales tend to level off and expenses decline as a percentage of sales. The Company's stores generally have taken three years to attract a stable, mature customer base. The Company estimates the cost of opening a new store to be approximately $1.7 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store.

     The Company's sales are dependent to some degree on the economic environment and level of consumer spending in Southern California. While optimistic business reports regarding the Southern California area suggest a retail environment conducive to the Company's expansion plans, this benefit may be partially offset by higher rental expenses for new stores if the real estate market for retail locations becomes more competitive as the economy improves.

     Beginning in fiscal 1995, the Company implemented a series of cost-cutting actions and productivity improvements, which include downsizing the Company's labor force, developing more advanced inventory procurement systems, and creating a loss prevention department. As a result, gross profit as a percentage of sales improved from a low in fiscal 1996 of 24.8% to 29.9% for fiscal 1998, while selling general and administrative expenses as a percentage of sales decreased from 25.6% to 24.9% over the same time period. In order to stimulate sales, the Company started in fiscal 1995 and continues to explore new visual merchandising enhancements, emphasizing its in-store training to provide better customer service, and refining programs to ensure that each store has the appropriate level of stock on hand by enhancing coordination of the procurement with in-store merchandising.

     C.  OPERATING STRATEGIES
     ------------------------

     The Company's stores feature a number of distinct, specialty sporting goods shops under one roof, each offering a large assortment of quality brand name merchandise at competitive prices. The specialty shops include traditional sporting goods merchandise (e.g., footwear, apparel, other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise within each shop appeals to both experts and beginners. Each shop is staffed by sales associates with expertise in the use of the merchandise they sell, permitting the Company to offer its customers a high level of knowledgeable service. The average sales transaction for fiscal 1998 was $47, down from a high of $60 in fiscal 1993, reflecting a diversification of product mix more heavily weighted towards lower-priced items and away from relatively higher-priced ski apparel and equipment. Average sales per store were $7.9 million for fiscal 1998.

     The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

                                                YEAR ENDED MARCH 31
                                           ----------------------------
                                             1998      1997      1996
                                             ----      ----      ----
     Hardlines..........................      54%       56%       57%
     Apparel............................      28%       25%       25%
     Footwear...........................      18%       19%       18%
                                             ------------------------
          Total.........................     100%      100%      100%
                                             ========================

     The Company's business is highly seasonal in nature. Its highest sales levels and operating profitability occur predominantly during the winter months of November, December and January, which overlap the third and fourth fiscal quarters ended December 31 and March 31. As with other retailers, the Company's business is heavily affected by sales of merchandise during the Christmas season. In addition, the Company's product mix historically has emphasized cold weather sporting goods merchandise, particularly ski-related products, thus boosting sales levels during the winter months and increasing the seasonality of the Company's business. In fiscal 1996, 1997 and 1998, sales of ski apparel and equipment accounted for 20%, 18% and 19%, respectively, of the Company's total sales for those fiscal years. In each of fiscal 1996, 1997 and 1998, 33%, 34% and 34%, respectively, of the Company's sales and most of its net income were attributable to the months of November, December and January. Management anticipates that this seasonal trend in sales and net income will continue. No assurance can be provided that any substantial decrease in sales for the winter months, which could be influenced by the amount and timing of snowfall at the ski areas frequented by those living in Southern California, will not have a material adverse effect on the Company's profitability. However, in order to be less dependent upon winter business, Management has emphasized, and plans to continue to emphasize, a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons. Moreover, in spite of recent product innovations such as snowboarding and "shaped" skis, as well as the recent favorable "El Nino" weather conditions, management believes that the winter-related product category may have matured with little or no expected growth relative to other specialty areas carried in the Company's stores, thereby further underscoring the need for greater product and seasonal diversification.

     Compliance with Federal, State and local environmental laws and regulations has not had, and is not expected to have, a material effect on the capital expenditures, earnings and competitive position of the Company.

     The Company uses the "Sport Chalet" name as a service mark in connection with its business operations. The Company has registered "Sport Chalet" as a service mark with the State of California, and has obtained federal registration for certain purposes. The Company also retains common law rights to the name, which it has used for 39 years, and the lack of federal registration for certain purposes, might only pose a problem if the Company were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights. It has also licensed trademarks for certain labels under which it merchandises soft goods.

     D.  INDUSTRY AND COMPETITION
     ----------------------------

     The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains (Gart Sports, The Sports Authority, Oshmans, Big 5), specialty stores (REI, Turners), and discount and department stores (Wal-Mart, Kmart, Target, Sears). Industry literature mentions with increasing frequency the rising dominance of sporting good superstore retailers, full-line sporting goods chains with stores typically larger than 30,000 square feet often located in free-standing locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Historically, the Company has provided a broader selection of higher-end specialty items which require higher levels of customer service and sales associate expertise than other superstore retailers in the Southern California area.

     In the last few years, several superstore retailers have entered or expanded their presence in Southern California, increasing competitive pressures on the Company and adversely affecting same store sales and sales growth in new stores. There can be no assurance that the Company will be able to maintain or increase its current level of pricing, sales or profitability in view of such competition, particularly as new competitors or superstores enter in the Company's market. Furthermore, there is substantial competition from superstore retailers for prime commercial locations and favorable lease terms that could adversely affect the Company's ability to expand in accordance with its current business plan.

     The Company's position is that broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by its well-trained sales associates, distinguish it from discount and department stores, traditional and specialty sporting goods stores and other superstore operations. Management believes the Company's format takes advantage of several significant trends and conditions in the sporting goods industry. These trends include the size of the industry, fragmented competition, superstore dominance, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.

     E.  EMPLOYEES
     -------------

     As of March 31, 1998, the Company had a total of 1,448 full and part-time employees, 1,231 of whom were employed in the Company's stores and 217 of whom were employed in warehouse and delivery operations or executive office positions. None of the employees are unionized. A typical store has approximately 60 employees, of whom 15 to 30 are in the store at any time on a normal operating basis. Each store employs a store manager, two assistant managers, and six to eight area managers who supervise the sales associates. Additional part-time employees typically are hired during the holiday season.

     F.  YEAR 2000
     -------------

     The Company has conducted a review to identify which computer and other business systems will be affected by the "Year 2000" problem and has developed a project plan and schedule designed to solve this issue. The Company is currently planning to implement substantially all of its Year 2000 conversion project by January 1999, and is primarily using internal staff for this effort. Based upon information currently known about its computer and other business systems, the Company estimates it will spend approximately $200,000 in this effort. The Company believes the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition. While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material adverse impact on the Company's operations. In addition, there can be no assurance that the systems of other companies with which the Company does business will also be converted in a timely manner or that failure to convert by other companies would not have a material impact on the Company's operations.

ITEM 2.  PROPERTIES
-------------------

     At March 31, 1998, the Company had eighteen store locations. The following table summarizes the key information on the Company's retail properties:

                                                                             GROSS
                                                                            SQUARE
LOCATION                                          OPENING DATE             FOOTAGE
--------                                          ------------             -------
La Canada(1) (2).............................     June 1960                 35,000
Huntington Beach(3)(6).......................     June 1981                 50,000
La Jolla (4).................................     June 1983                 15,000
Mission Viejo................................     August 1986               30,000
Point Loma(3)................................     November 1987             31,000
Marina Del Rey...............................     November 1989             42,000
Beverly Hills................................     November 1989             35,000
Brea(3)......................................     April 1990                34,000
Oxnard(3)....................................     June 1990                 36,000
West Hills(3)................................     June 1991                 44,000
Burbank......................................     August 1992               45,000
Montclair(5).................................     November 1992             20,000
Torrance.....................................     November 1993             40,000
Glendora.....................................     November 1993             40,000
Rancho Cucamonga(3)..........................     June 1994                 36,000
Irvine(3)....................................     November 1995             35,000
Valencia (3).................................     November 1996             40,000
Laguna Niguel................................     November 1997             40,000

_______________

     (1) Consists of two nearby facilities - see the discussion below regarding future expansion and relocation.
     (2)  Expanded to a second nearby facility in July 1975.
     (3)  Includes swimming pool facility for SCUBA and kayaking instruction.
     (4) Consists of two nearby facilities - the store was originally opened in a different location in the shopping mall and has been relocated.
     (5) Store opened within the distribution center building in order to utilize excess space.
     (6) Relocated to a newly constructed facility on the same property in August 1995.

     In addition, the Company opened a 47,000 gross square foot store in San Diego, California during June 1998. All retail facilities are located on leased property. The initial terms of the retail leases expire in 1999 through 2015. Leases for two stores expire without options to renew in 1999 and 2004. The remaining leases are subject to options that extend their terms through 2009 to 2027. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some cases, base rental amounts increase as the lease term progresses, but in most cases, the Company expects that percentage rent will more than offset the base rental amounts. Certain leases permit the lessor and, in some cases, the Company, to terminate the leases if the gross sales from the store are below specified levels.

     The Company leases from entities under the control of Norbert J. Olberz, the Chairman of the Board and the Company's Principal Shareholder (the "Principal Shareholder"), its corporate office space in La Canada, its warehouse and distribution facilities in Montclair, and its stores in La Canada and Huntington Beach. The Company has incurred rental expense to the Principal Shareholder of $1.5 million, $1.5 million, and $1.4 million in fiscal 1998, 1997, and 1996, respectively. The Company believes that the occupancy costs to the Company under each lease are no higher than those which would be charged by an unrelated third party under similar circumstances.

     The Company's non-employee Directors have approved a proposal to relocate and expand the La Canada store and corporate offices leased from La Canada Properties, Inc., a California Corporation under the control of the Principal Shareholder. The existing lease will be terminated and the store and office relocated to the "Sport Chalet Village," a shopping center in La Canada currently under development by La Canada Properties, Inc. The shopping center is expected to be completed by summer 1999. The new rental rate for the store will be the amount by which four percent times monthly gross sales exceeds the $54,250 monthly minimum rent and is expected to be less, on a per foot basis, than under the old lease. The new store will be 50,000 square feet compared to the old store's 35,000 square feet. The new office rental rate will be $10,850 per month compared to $4,500 under the old lease. The new office will be 20,000 square feet compared to the current 10,000 square feet. Management believes that the new facilities will result in improved operational efficiencies because the site will be larger and all functions can be housed under one roof. Management believes that the occupancy costs under the new lease would be no higher than those which would be charged by an unrelated third party under similar circumstances. Copies of these leases are attached as Exhibits to this Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

     None.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------------------------------------------------------------------------------

     (a)  Market Price for Common Shares -
          ------------------------------

     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "SPCH". The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter over the last two fiscal years:

Fiscal 1997                   High           Low
-----------                   -----          ---
First Quarter                 $2.875         $1.625
Second Quarter                $3.375         $2.375
Third Quarter                 $3.625         $2.375
Fourth Quarter                $3.625         $2.375

Fiscal 1998
-----------
First Quarter                 $3.125         $2.375
Second Quarter                $3.375         $2.750
Third Quarter                 $5.000         $3.375
Fourth Quarter                $5.375         $4.000

     (b)  Approximate Number of Holders of Common Shares -
          ----------------------------------------------

     The approximate number of shareholders of the Company's Common Stock as of June 12, 1998 was 156 (excluding individual participants in nominee security position listings) and as of that date, the Company estimates that there were approximately 2,000 beneficial owners holding stock in nominee or "street" name.

     (c)  Frequency and Amount of Any Dividends Declared -
          ----------------------------------------------

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

                                                                                 YEAR ENDED MARCH 31
                                                            ------------------------------------------------------------
                                                              1998         1997         1996         1995         1994
                                                              ----         ----         ----         ----         ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SELECTED OPERATING DATA)
STATEMENTS OF INCOME DATA:
Net sales............................................       $143,014     $137,705     $133,741     $134,735     $122,241
Cost of goods sold, buying and occupancy costs(1)....        100,239       98,237      100,522       98,443       90,121
                                                            ------------------------------------------------------------
Gross profit.........................................         42,775       39,468       33,219       36,292       32,120
Selling, general and administrative expenses.........         35,669       34,805       34,235       34,852       31,372
Stock award..........................................          1,468            -            -            -            -
                                                            ------------------------------------------------------------
Net income (loss) from operations....................          5,638        4,663       (1,016)       1,440          748
Interest expense.....................................            175          805        1,224          894          736
                                                            ------------------------------------------------------------
Net income (loss) before taxes.......................          5,463        3,858       (2,240)         546           12
Income tax provision (benefit).......................          2,236        1,555         (880)         254           23
                                                            ------------------------------------------------------------
Net income (loss)....................................          3,227        2,303       (1,360)         292          (11)
                                                            ============================================================
Earnings (loss) per share - basic....................       $    .50     $    .35     $   (.21)    $    .04     $    .00
                                                            ============================================================
Earnings (loss) per share - diluted..................       $    .49     $    .35     $   (.21)    $    .04     $    .00
                                                            ============================================================

SELECTED OPERATING DATA:
Stores open at end of period.........................             18           18           18           17           16
Comparable store sales increase (decrease)(2)........           3.8%         0.0%       (4.1)%         1.4%         2.2%

BALANCE SHEET DATA:
Working capital......................................       $ 18,201     $ 13,040     $ 11,240     $ 14,916     $ 14,838
Total assets.........................................         48,718       44,436       49,508       51,565       43,679
Total loans payable..................................              -        1,352       10,308        9,333        4,917
Total shareholders' equity...........................         31,521       26,707       24,404       25,764       25,472

(1) Includes the direct cost of merchandise, rent and internal costs associated with merchandise procurement, storage, handling and selling, general and administrative expenses to conform with distribution. Rent is reclassified from industry reporting practices in all periods presented.
(2) A store's sales are included in the comparable store sales calculation after its twelfth full month of operation.

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

                                                                YEAR ENDED MARCH 31
                                         -----------------------------------------------------------------
                                                1998                   1997                    1996
                                         ------------------     ------------------      ------------------
                                         Amount     Percent     Amount     Percent      Amount     Percent
                                         ------     -------     ------     -------      ------     -------
Net sales.........................      $143,014     100.0%    $137,705     100.0%     $133,741     100.0%
Gross profit......................        42,775      29.9       39,468      28.7        33,219      24.8
Selling, general and
  Administrative expenses.........        35,669      24.9       34,805      25.3        34,235      25.6
Stock award.......................         1,468       1.0            -         -             -         -
Income (loss) from operations.....         5,638       3.9        4,663       3.4        (1,016)     (0.8)
Interest expense..................           175       0.1          805        .6         1,224       0.9
Income (loss) before taxes........         5,463       3.8        3,858       2.8        (2,240)     (1.7)
Net income (loss).................         3,227       2.3        2,303       1.7        (1,360)     (1.0)
Earnings (loss) per share:
      Basic.......................           .50                    .35                    (.21)
      Diluted.....................           .49                    .35                    (.21)
                                                   QUARTER ENDED MARCH 31
                                          ------------------------------------------
                                                1997                    1996
                                          ------------------      ------------------
                                          Amount     Percent      Amount     Percent
                                          ------     -------      ------     -------
Net sales.........................       $37,091     100.0%      $34,057      100.0%
Gross profit......................        11,470      30.9         9,404       27.6
Selling, general and
  Administrative expenses.........         9,568      25.8         8,790       25.8
Stock award.......................         1,468       4.0             -          -
Income (loss) from operations.....           434       1.2           614        1.8
Interest expense..................           (40)     (0.1)           67         .2
Income (loss) before taxes........           474       1.3           547        1.6
Net income (loss).................           281       0.8           347        1.0
Earnings (loss) per share:
      Basic.......................           .04                     .05
      Diluted.....................           .04                     .05

     FISCAL 1998 COMPARED TO FISCAL 1997. Sales increased from $137.7 million to $143.0 million, a 3.9% increase primarily attributable to a 3.8% increase in comparable store sales. Improving economic conditions in Southern California during all four fiscal quarters, and "El Nino" driven weather conditions favorably impacted sales levels of winter-related merchandise in the third and fourth quarters.

     Gross profit for the period increased as a percent of sales from 28.7% to 29.9% reflecting continued improvements in inventory procurement systems and practices which led to more efficient inventory levels as well as further reductions in inventory shrinkage.

     Selling, general and administrative ("SG&A") expenses decreased slightly as a percent of sales, 24.9% in fiscal 1998 compared to 25.3% in the prior year. Increases in incentive based labor costs were offset by cost reductions in other areas as well as increased sales.

     The Stock Award by the Principal Shareholder and his spouse, through their Family Trust, of 293,625 unregistered shares to more than one hundred employees and certain Directors resulted in compensation expense and a decrease to net income of $1.5 million. As a consequence, earnings per share was reduced by $.13 on an after-tax basis.

     Interest expense decreased to $175,000 from $805,000 due to a significant decrease in average debt outstanding.

     The effective tax rate as a percent of pretax income is 40.9% for fiscal 1998 and 40.3% for fiscal 1997. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased to $3.2 million from $2.3 million in the prior year due to increased sales, improved gross profit margins, and relatively lower SG&A expenses and reduced interest costs partially offset by the Stock Award.
Diluted earnings per share increased to $.49 from $.35 due primarily to increased net income.

     FOURTH QUARTER 1998 COMPARED TO FOURTH QUARTER 1997. Sales increased from $34.1 million to $37.1 million, an 8.9% increase, primarily on strong sales of winter-related merchandise as "El Nino" weather conditions produced significant snowfall in the resort locations generally frequented by the Company's customers.

     Gross profit for the period increased as a percent of sales from 27.6% to 30.9% due to strong sales reducing the need for markdowns and loss prevention practices which resulted in further reductions in inventory shrinkage.

     Selling, general and administrative expenses remained constant at 25.8% percent of sales.

     The Stock Award by the Principal Shareholder and his spouse, through their Family Trust, of 293,625 unregistered shares to more than one hundred employees and certain Directors resulted in compensation expense and a decrease to net income of $1.5 million. As a consequence, earnings per share was reduced by $.13 on an after-tax basis.

     The Company recorded $40,000 in interest income during the fourth quarter of 1998, as opposed to $67,000 in interest expense in the prior year quarter due to cash reserves generated by increased earnings during fiscal 1998 versus having debt outstanding in the prior year quarter.

     The effective income tax rate as a percent of pretax income for the fourth quarter 1998 is 40.7% compared to 36.6% for the same period of fiscal 1997. The increase is due to the relatively low level of pretax income in the prior year quarter.

     Net income decreased to $281,000 from $347,000 and earnings per share decreased to $.04 from $.05 as increased sales and gross profit were more than offset by the stock award.

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

     Gross profit for the period increased as a percent of sales from 24.8% to 28.7%. Improved inventory procurement practices together with the implementation of more advanced inventory and procurement systems led to reduced, more efficient inventory levels and less markdowns, while the new expanded loss prevention department resulted in a significant reduction in inventory shrinkage.

     Selling, general and administrative ("SG&A") expenses decreased slightly as a percent of sales, 25.3% compared to 25.6% in the prior year. The fiscal 1997 decrease in SG&A expenses relative to sales reflects the impact of cost-cutting actions instituted in fiscal 1995 as discussed above, partially offset by up-front costs related to implementing associated cost reduction and productivity improving programs. The primary components of selling, general and administrative expenses are labor, rent and other occupancy costs and advertising.

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

     Net cash provided by operating activities was $9.2 million, $12.7 million and $2.9 million for fiscal 1998, 1997 and 1996, respectively. Net income provided cash of $3.2 million and $2.3 million in fiscal 1998 and 1997, while net loss accounted for the use of $1.4 million in fiscal 1996. Included in net income, depreciation provided $2.9 million, $2.9 million and $2.7 million of cash for fiscal 1998, 1997, and 1996, respectively. In fiscal 1998, stock awards provided an additional $1.6 million.

     During fiscal 1998, 1997 and 1996, inventories decreased $282,000, $5.0 million and $3.1 million as a result of the implementation of a perpetual inventory system and improved procurement practices.

     Accounts payable decreased $976,000 during fiscal 1998 in contrast to an increase of $691,000 during fiscal 1997 due to changes in the timing of payments. For fiscal 1996, accounts payable decreased $1.6 million primarily due to reduced inventory.

     Other accrued expenses increased $1.3 million during fiscal 1998 compared to $216,000 during fiscal 1997 primarily due to expenses related to the increased sales volume during the fourth quarter of fiscal 1998 as compared to the fourth quarter of the prior year.

     Net cash used in investing activities was $3.4 million, $4.0 million and $3.6 million for fiscal 1998, 1997 and 1996, respectively. In fiscal 1998 one store was relocated. In fiscal 1997, one store was relocated and another was remodeled and a new computer system was installed. In fiscal 1996 one store was relocated and one new store was opened. In fiscal 1998, 1997 and 1996, ongoing capital expenditures for the Company's existing stores totaled $2.6 million, $2.2 million and $1.4 million, respectively.

     Historically, net cash used in or provided by financing activities has resulted primarily from the advance or pay down of a revolving credit line. For fiscal 1998, and 1997 and 1996, peak borrowings on that credit line were $4.9 million, $14.2 million, $17.0 million, respectively.

     In March 1997, a credit facility from Bank of America National Trust and Savings Association, Inc. (the "Lender") was established which provides for advances up to $20 million less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. Maximum borrowings generally could not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest accrued at prime or could be fixed for a period of time at the then current rate established under one of several indices, all at the Company's option. This credit facility was to expire on August 31, 1999. Based on the Company's current cash forecast, this credit facility provided excessive availability on which the Company paid a standby fee and in June 1998 a new credit facility was negotiated with the Lender which supercedes the old agreement. The maximum amount available was reduced to $10 million less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. The term also was extended to August 31, 2000, the interest rate lowered to prime less 1/2% and the 50% inventory value limitation deleted.

     The Company's obligation to the Lender is presently secured by a first priority lien on substantially all of the Company's non-real estate assets, and the Company is subject to several restrictive covenants as set forth in the new Business Loan Agreement with the Lender which is attached as an exhibit to this Form 10-K. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restricts the level of losses and capital expenditures, calculated on a quarterly basis. In addition, the Company must reduce borrowings to $2 million or less for 30 consecutive days during each fiscal year. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures over the next 2 to 3 fiscal years and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could cause the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     No cash dividends have been declared on common stock in fiscal 1998. The Company intends to retain earnings for use in the operation and limited expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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

     The Company's operating results generally are influenced by the amount and timing of snowfall at the ski areas frequented by those living in Southern California, particularly the Mammoth Mountain ski resort in the eastern Sierra Nevada mountains. An early snowfall at Mammoth historically has influenced sales because it extends the demand for ski apparel and equipment while a late snowfall may have the opposite effect.

     Although the third and fourth quarters of fiscal 1998 experienced strong sales of winter-related products as a result of the "El Nino" weather conditions which provided unusually consistent snowfall throughout the period, Management currently projects little or no growth in winter-related product sales relative to other specialty product areas of the Company's business. Accordingly, the effect of snow conditions on the Company's operating results have been and are being mitigated by Management's actions to diversify the Company's product mix. Sales of ski apparel and equipment have decreased over the last five fiscal years from 26% in fiscal 1994 to 19% in fiscal 1998 (with a low of 18% in fiscal
1997) of total Company sales revenue.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The statements which are not historical facts contained in this Annual Report on Form 10-K are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Annual Report as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Annual Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The following table sets forth the names and ages of all directors and executive officers as of June 30, 1998, indicating all positions and offices presently held by each.

Name                     Age  Position
----                     ---  --------
Norbert J. Olberz        73   Chairman of the Board and Interim Chief Executive Officer
Eric S. Olberz           35   Director
John R. Attwood          68   Director
Kenneth Olsen            80   Director
Craig L. Levra           39   President and Chief Operating Officer
Dennis D. Trausch        48   Executive Vice President
Howard K. Kaminsky       40   Senior Vice President - Finance, Chief Financial Officer and Secretary
Robert W. Haueter        46   Senior Vice President - Sales, Marketing and Merchandising

     Norbert J. Olberz is the Company's founder and has been its Controlling Shareholder and Chairman of the Board since it was founded in 1959, Interim President from April 1995 through 1997 and Interim Chief Executive Officer since April 1995.

     Eric S. Olberz has been a Director since 1992. Mr. Olberz currently is pursuing a degree in Business Administration. He was President and owner of Camp 7, Inc., a soft goods manufacturing operation located in Santa Ana, California from July 1995 through October 1996 and Vice Chairman of the Company from October 1994 to July 1995, Vice President from 1984 through October 1994 and Secretary from October 1992 to July 1995. Mr. Olberz resigned as an officer and employee concurrently with Camp 7, Inc.'s acquisition of the Company's soft goods manufacturing operations in July 1995. Mr. Olberz is the son of Norbert
J. Olberz, the Principal Shareholder.

     John R. Attwood has been a Director of the Company and Chairman of the Board's Compensation Committee since February 1993. Mr. Attwood is the President of Attwood Enterprises, a consulting business. He was the former Chairman of Coca-Cola Bottling of Los Angeles and Senior Vice President and a Group President at Beatrice Companies, Inc., the parent company of Coca-Cola Bottling of Los Angeles until his retirement in 1986. Mr. Attwood currently serves on the board of directors of Verdugo Hills Hospital, a non-profit hospital organization.

     Kenneth Olsen has been a Director of the Company and Chairman of the Board's Audit Committee since June 1994. Mr. Olsen served as President and Chief Executive Officer of the Vons Company, Inc., a leading grocery store chain, from 1974 to 1983, at which time he retired from full time responsibilities after thirty-eight years with that Company. Mr. Olsen currently serves as a director of several nonprofit organizations and is a management consultant advising both national and international companies on marketing and merchandising consumer products.

     Craig L. Levra, President and Chief Operating Officer since November 3, 1997. During the preceding five years, Mr. Levra had been employed by The Sports Authority, the Nation's largest sporting goods retailer. During his tenure with that company, he held positions of increasing responsibility in merchandising and operations and was Vice President of Store Operations at the time of his departure. Mr. Levra has an extensive retail background having worked for several major retail chains including the HomeClub (the predecessor to HomeBase) and the All-American Sports Club. Mr. Levra received Bachelor and Masters of Business Administration degrees from the University of Kansas.

     Dennis D. Trausch, Executive Vice President sine June 1988. Since joining the Company in 1976, Mr. Trausch has served in various positions of increasing responsibility in store and Company operations. He oversees all store and distribution center operations, including human resources and customer service, as well as being responsible for site selection and leasing.

     Howard K. Kaminsky, Chief Financial Officer since joining the Company in 1985, Senior Vice President - Finance since April 1997 and Secretary since July 1995. Mr. Kaminsky was also the Company's Vice-President - Finance from January through April 1997 and Treasurer from October 1992 through January 1997. Prior to joining the Company, Mr. Kaminsky was employed in the auditing division of Ernst & Young LLP. He is a Certified Public Accountant and received his Bachelor of Science degree in Business Administration from California State University, Northridge. Mr. Kaminsky is a member of the California Society of Certified Public Accountants and the Retail Financial Executives Professional Association.

     Robert W. Haueter, Senior Vice President - Sales, Marketing and Merchandising since January 1997. Previously, Mr. Haueter was the Company's Vice President-Marketing since joining the Company in 1989. Mr. Haueter currently oversees the Company's purchasing function and directs its marketing and advertising activities. Prior to joining the Company, Mr. Haueter owned and managed The Carpet Store, a carpet and floor foods retailer. He has also held various positions with California Assembly and on political campaign staffs, where his responsibilities included marketing and strategy for political campaigns. Mr. Haueter has served on the Board of Directors of several charitable organizations.

     Norbert J. Olberz, the Principal Shareholder, owns approximately 67% of the Company's outstanding Common Stock at March 31, 1998. As a result, the Principal Shareholder has sufficient voting power to determine the outcome of any matters submitted to the Company's shareholders for approval. As of the record date, June 12, 1998, the Company's Stock Registrar's records reflect that Mr. Olberz owned approximately 72% of the outstanding shares of the Company's Common Stock. Due to certain technical issues, the Stock Registrar was unable to adjust its records to reflect that on March 31, 1998, Mr. Olberz agreed to award approximately 5% of the outstanding shares to various Directors and employees. As awards were effective prior to record date, arrangements have been made to provide recipients voting rights with respect to awarded shares.

     Other information responding to Item 10 was included in the Registrant's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information responding to Item 11 was included in the Registrant's proxy statement with respect to its 1998 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information responding to Item 12 was included in the Registrant's proxy statement with respect to its 1998 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information responding to Item 13 was included in the Registrant's proxy statement with respect to its 1998 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

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

     (2)  Schedules - Not applicable.

     (3)  Exhibits - See Index on Page E-1 hereof.

(b)  Reports on Form 8-K

     None.

                              SPORT CHALET, INC.

                     INDEX TO AUDITED FINANCIAL STATEMENTS



Report of Independent Auditors
Statements of Operations for each of the three years in the period ended March
 31, 1998
Balance Sheets as of March 31, 1998 and 1997
Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1998
Statements of Cash Flows for each of the three years in the period ended March
 31, 1998
Notes to Financial Statements

                        Report of Independent Auditors

The Shareholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


                               ERNST & YOUNG LLP


Los Angeles, California
May 22, 1998

                              SPORT CHALET, INC.

                           STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED MARCH 31
                                                                           1998             1997            1996
                                                                      -----------------------------------------------
Net sales...........................................................  $ 143,014,062    $ 137,705,280    $ 133,740,747
Cost of goods sold, buying and occupancy............................    100,239,085       98,237,416      100,521,536
                                                                      -----------------------------------------------
Gross profit........................................................     42,774,977       39,467,864       33,219,211
Selling, general and administrative expenses (Note 4)...............     35,668,411       34,804,322       34,235,378
Stock award (Note 6)................................................      1,468,125                -                -
                                                                      -----------------------------------------------
Income (loss) from operations.......................................      5,638,441        4,663,542       (1,016,167)
Interest expense....................................................        175,594          805,284        1,223,656
                                                                      -----------------------------------------------
Income (loss) before taxes..........................................      5,462,847        3,858,258       (2,239,823)

Income tax (benefit) provision (Note 5).............................      2,236,000        1,555,000         (880,000)
                                                                      -----------------------------------------------
Net income (loss)...................................................  $   3,226,847    $   2,303,258    $  (1,359,823)
                                                                      ===============================================

Earnings (loss) per share:
   Basic............................................................  $         .50    $         .35    $        (.21)
                                                                      ===============================================

   Diluted..........................................................  $         .49    $         .35    $        (.21)
                                                                      ===============================================

Weighted average number of common shares outstanding:
   Basic............................................................      6,504,000        6,500,000        6,500,000
   Diluted..........................................................      6,587,000        6,500,000        6,500,000

See accompanying notes.

                              SPORT CHALET, INC.


                                BALANCE SHEETS

                                                                                          MARCH 31
ASSETS                                                                              1998           1997
------                                                                          ---------------------------
Current assets:
  Cash........................................................................  $  4,970,335   $    451,114
  Accounts receivable, less allowance of $25,000 in 1998 and 1997.............       409,635        476,070
  Merchandise inventories (Note 2)............................................    27,812,058     28,093,635
  Prepaid expenses and other current assets...................................       205,297        354,281
  Deferred income taxes (Note 5)..............................................     1,134,400      1,090,149
  Refundable income tax.......................................................       675,521        304,158
                                                                                ------------   ------------
Total current assets..........................................................    35,207,246     30,769,407

Furniture, equipment and leasehold improvements:
  Furniture, fixtures and office equipment....................................    12,615,227     11,701,171
  Rental equipment............................................................     2,684,207      2,253,071
  Vehicles....................................................................       813,168        762,039
  Leasehold improvements......................................................    10,177,392      9,423,154
                                                                                ------------   ------------
                                                                                  26,289,994     24,139,435
  Less allowance for depreciation and amortization............................    12,846,057     10,838,101
                                                                                ------------   ------------
                                                                                  13,443,937     13,301,334
Deferred income taxes (Note 5)................................................             -        298,879
Deposits......................................................................        66,730         66,730
                                                                                ------------   ------------
Total assets..................................................................  $ 48,717,913   $ 44,436,350
                                                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Loans payable to bank (Note 3)..............................................  $          -   $  1,351,765
  Accounts payable............................................................     9,610,860     10,586,661
  Salaries and wages payable..................................................     2,842,807      2,200,895
  Other accrued expenses (Note 4).............................................     4,552,352      3,266,082
  Income tax payable..........................................................             -        324,000
                                                                                ------------   ------------
Total current liabilities.....................................................    17,006,019     17,729,403

Deferred income taxes (Note 5)................................................       191,225              -
Commitments and contingencies (Note 4)

Shareholders' equity (Note 6):
  Preferred stock, $.01 par value:
    Authorized shares - 2,000,000
    Issued and outstanding shares - none
  Common stock, $.01 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - 6,525,000 in 1998
      and 6,500,000 in 1997...................................................        65,250         65,000
  Additional paid-in capital..................................................    21,486,677     19,900,052
  Retained earnings...........................................................     9,968,742      6,741,895
                                                                                ------------   ------------
Total shareholders' equity....................................................    31,520,669     26,706,947
                                                                                ------------   ------------
Total liabilities and shareholders' equity....................................  $ 48,717,913   $ 44,436,350
                                                                                ============   ============

See accompanying notes.

                              SPORT CHALET, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                              COMMON STOCK              ADDITIONAL          RETAINED
                                          SHARES         AMOUNT       PAID-IN CAPITAL       EARNINGS               TOTAL
                                       ---------------------------------------------------------------------------------------

Balance at March 31, 1995............    6,500,000        $65,000        $19,900,052       $ 5,798,460         $25,763,512
Net loss for 1996....................            -              -                  -        (1,359,823)         (1,359,823)
                                       ---------------------------------------------------------------------------------------
Balance at March 31, 1996............    6,500,000         65,000         19,900,052         4,438,637          24,403,689
Net income for 1997..................            -              -                  -         2,303,258           2,303,258
                                       ---------------------------------------------------------------------------------------
Balance at March 31, 1997............    6,500,000         65,000         19,900,052         6,741,895          26,706,947
Shares granted to officer in 1998....       25,000            250            118,500                 -             118,750
Contribution by principal
  shareholder (Note 6)...............            -              -          1,468,125                 -           1,468,125
Net income for 1998..................            -              -                  -         3,226,847           3,226,847
                                       ---------------------------------------------------------------------------------------
Balance at March 31, 1998............    6,525,000        $65,250        $21,486,677       $ 9,968,742         $31,520,669
                                       =======================================================================================

See accompanying notes.

                              SPORT CHALET, INC.

                           STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED MARCH 31
                                                                   ----------------------------------------------------------
                                                                        1998                  1997                 1996
                                                                   ----------------------------------------------------------
OPERATING ACTIVITIES
--------------------
Net income (loss)...............................................     $  3,226,847         $   2,303,258        $ (1,359,823)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization................................        2,926,309             2,903,070           2,732,865
   Loss on disposal of equipment................................          287,025               478,878             414,783
   Stock compensation...........................................        1,586,875                     -                   -
   Deferred income taxes........................................          445,853              (268,124)           (618,996)
   Changes in operating assets and liabilities:
     Accounts receivable........................................           66,435               485,805            (386,724)
     Merchandise inventories....................................          281,577             4,975,687           3,080,934
     Prepaid expenses and other current assets..................          148,984                13,131             466,156
     Note receivable............................................                -               212,710            (212,710)
     Refundable income taxes....................................         (371,363)              (18,647)            103,922
     Accounts payable...........................................         (975,801)              691,006          (1,626,499)
     Salaries and wages payable.................................          641,912               350,106            (303,406)
     Other accrued expenses.....................................        1,286,270               216,153             658,737
     Income taxes payable.......................................         (324,000)              324,000                   -
                                                                   ----------------------------------------------------------
Net cash provided by operating activities.......................        9,226,923            12,667,033           2,949,239

INVESTING ACTIVITIES
--------------------
Purchases of furniture, equipment and leasehold
improvements....................................................        3,355,937)           (4,145,686)         (3,860,730)
Proceeds from sale of assets....................................                -               117,000             213,000
                                                                   ----------------------------------------------------------
Net cash used in investing activities...........................       (3,355,937)           (4,028,686)         (3,647,730)

FINANCING ACTIVITIES
--------------------
Proceeds from bank and other borrowings.........................       35,987,095           133,618,058          47,435,883
Repayments of bank and other borrowings.........................      (37,338,860)         (142,573,853)        (46,461,133)
                                                                   ----------------------------------------------------------
Net cash (used in) provided by financing activities.............       (1,351,765)           (8,955,795)            974,750
                                                                   ----------------------------------------------------------
Increase (decrease) in cash.....................................        4,519,221              (317,448)            276,259
Cash at beginning of year.......................................          451,114               768,562             492,303
                                                                   ----------------------------------------------------------
Cash at end of year.............................................     $  4,970,335         $     451,114        $    768,562
                                                                   ==========================================================
Cash paid (refunded) during the year for:
  Income taxes..................................................     $  2,575,842         $   1,516,168        $   (369,190)
  Interest......................................................          175,594               872,073           1,234,938

See accompanying notes.

                              SPORT CHALET, INC.

                         NOTES TO FINANCIAL STATEMENTS



1. DESCRIPTION OF BUSINESS

Sport Chalet, Inc. (the Company) is an operator of full service, specialty sporting goods superstores in Southern California. As of March 31, 1998, the Company had 18 stores, eight of which are located in Los Angeles County, five in Orange County, two in San Diego County, two in San Bernardino County, and one in Ventura County.

The Chairman of the Board (Principal Shareholder) owned approximately 67% of the Company's outstanding common stock at March 31, 1998.

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

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements are stated on the basis of cost. Depreciation of furniture and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the asset or the remaining lease term. The estimated useful lives of the assets are as follows:

          Furniture, fixtures and office equipment        5-7 years
          Rental equipment                                  3 years
          Vehicles                                          5 years
          Leasehold improvements                           15 years

LONG LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based upon the anticipated future income and cash flow from operations, in the opinion of Company management, there has been no impairment.

                              SPORT CHALET, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRE-OPENING COSTS

Non-capital expenditures incurred prior to the opening of a new store are charged to operations as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense amounted to $2,786,799, $2,873,299 and $2,790,643 for the years ended March 31, 1998, 1997 and 1996, respectively.

INCOME TAXES

The Company uses the liability method of accounting for income taxes.

EARNINGS PER SHARE

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS). This statement supersedes Accounting Principles Board Opinion No. 15 and replaces primary and fully diluted EPS with a dual presentation of basic and diluted EPS. Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                                                               MARCH 31
                                                                1998             1997             1996
                                                        ---------------------------------------------------
                                                                 (in thousands, except per share data)
Basic EPS computation:
 Numerator..........................................           $3,227           $2,303          $(1,360)

 Denominator:
   Weighted average common shares outstanding.......            6,504            6,500            6,500
                                                        ---------------------------------------------------
   Basic earnings (loss) per share..................           $  .50           $  .35          $  (.21)
                                                        ---------------------------------------------------

Diluted EPS computation:
 Numerator..........................................           $3,227           $2,303          $(1,360)

 Denominator:
   Weighted average common shares outstanding.......            6,504            6,500            6,500
   Incremental shares from assumed conversion
     of options.....................................               83                -                -
                                                         ---------------------------------------------------
   Total weighted average common shares - assuming
    dilution........................................            6,587            6,500            6,500
                                                         ---------------------------------------------------

   Diluted earnings (loss) per share................           $  .49           $  .35          $  (.21)
                                                        ---------------------------------------------------

                              SPORT CHALET, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock-Based Compensation" (SFAS No. 123). The statement is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, stock-based compensation expense is measured using either the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25 or the fair value method described in SFAS No. 123. The Company adopted the pro forma disclosure requirements of SFAS No. 123 in fiscal 1997.

RECLASSIFICATION

Certain amounts in March 31, 1996 and 1997 financial statements have been reclassified to conform with the March 31, 1998 classification.

3. LOANS PAYABLE TO BANK

The Company obtained a credit facility from Bank of America National Trust and Savings Association, Inc. (lender) on March 25, 1997 which provides for advances up to $20 million less the amount of any outstanding draws up to a maximum of $1.5 million in authorized letters of credit. Maximum borrowings generally may not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest shall accrue at prime less 1/4% (8.25% at March 31, 1998) or may be fixed for a period of time at the then current rate established under one of several indicies, all at the Company's option. This credit facility expires August 31, 1999. Proceeds from this loan were used to extinguish all obligations to the former lender, Bank America Business Credit, Inc. (BABC), an affiliate of the lender, for amounts outstanding under the revolving credit facility. The primary covenants in the credit facility with the lender require the Company to maintain certain minimum cash flow coverage, and restricts the total of losses and capital expenditures, calculated on a quarterly basis. This loan is secured by substantially all of the Company's non-real estate assets.

                              SPORT CHALET, INC.

3. LOANS PAYABLE TO BANK (CONTINUED)

At March 31, 1998, the Company had no letters of credit outstanding.

The weighted average interest rates on short-term borrowings were 8.43%, 8.75% and 7.90% for the years ended March 31, 1998, 1997 and 1996, respectively.

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

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 1998:

               1999........................................ $ 6,740,906
               2000........................................   6,515,686
               2001........................................   5,782,572
               2002........................................   5,809,899
               2003........................................   5,435,904
               Thereafter..................................  36,946,997
                                                            ------------
                                                            $67,231,964
                                                            ============

Total rent expense amounted to $11,015,404, $10,451,676 and $10,132,188 for the years ended March 31, 1998, 1997 and 1996, respectively, of which $1,524,389, $1,498,092 and $1,413,120, respectively, was paid on the leases with the Principal Shareholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $752,151, $557,155 and $567,165 for the years ended March 31, 1998, 1997 and 1996, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Shareholder of $76,267 at March 31, 1998 and $81,367 at March 31, 1997.

                              SPORT CHALET, INC.

5.   INCOME TAXES

The benefit (provision) for income taxes for the years ended March 31, 1998, 1997 and 1996, consists of the following:

                                                           1998               1997           1996
                                                       ----------------------------------------------
          Federal:
           Current..............................       $1,609,000          $1,560,000     $(200,000)
           Deferred.............................          109,000            (363,000)     (558,000)
                                                       ----------------------------------------------
                                                        1,718,000           1,197,000      (758,000)
          State:
           Current..............................          476,000             365,000             -
           Deferred.............................           42,000              (7,000)     (122,000)
                                                       ----------------------------------------------
                                                          518,000             358,000      (122,000)
                                                       ----------------------------------------------
                                                       $2,236,000          $1,555,000     $(880,000)
                                                       =============================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1998 and 1997 are as follows:

                                                              1998                               1997
                                                  -----------------------------------------------------------------
                                                     CURRENT       NON-CURRENT          CURRENT        NON-CURRENT
                                                  -----------------------------------------------------------------
     Deferred tax liabilities:
      Tax over book depreciation...............   $        -       $ (208,673)       $        -        $  (2,499)
                                                  ----------------------------------------------------------------
     Total deferred tax liabilities............            -         (208,673)                -           (2,499)

     Deferred tax assets:
      Uniform cost capitalization..............       94,628                -           131,339                -
      Markdown reserve.........................      562,900                -           606,200                -
      Accrued vacation.........................      345,282                -           326,883                -
      AMT carryforward.........................            -                -                 -          266,870
      Other....................................      131,590           17,448            25,727           34,508
                                                  ----------------------------------------------------------------
     Total deferred tax assets.................    1,134,400           17,448         1,090,149          301,378
                                                  ----------------------------------------------------------------
     Total deferred tax asset..................   $1,134,400        $(191,225)       $1,090,149        $ 298,879
                                                  ================================================================

                              SPORT CHALET, INC.

5.   INCOME TAXES (CONTINUED)

A reconciliation of the provision (benefit) for income taxes for the years ended March 31, 1998, 1997 and 1996 with the amount computed using the federal statutory rate follows:

                                                                              1998            1997             1996
                                                                           -------------------------------------------
     Statutory rate, 34% applied to income (loss) before taxes.........    $1,857,000      $1,312,000       $(762,000)
     State taxes, net of federal tax effect............................       342,000         237,000         (81,000)
     Other, net........................................................        37,000           6,000         (37,000)
                                                                           -------------------------------------------
                                                                           $2,236,000      $1,555,000       $(880,000)
                                                                           ===========================================

6.   AWARD PLANS AND STOCK AWARD

AWARD PLAN

The Company has an Incentive Award Plan (1992 Plan) under which stock options or other awards to purchase or receive up to 600,000 shares of the Company's common stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over a five-year period and if not exercised, expire ten years from the date of grant. The Board of Directors has approved, subject to shareholder approval, an amendment to the 1992 Plan which would increase the number of shares for which stock options and awards could be granted to 1,200,000 shares of the Company's common stock. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards
(PAs).

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and

                              SPORT CHALET, INC.

6.   AWARD PLANS AND STOCK AWARD (CONTINUED)

AWARD PLAN (CONTINUED)

1996: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of .47 for 1998 and .30 for 1997 and 1996; and a weighted average expected life of the option of five years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information follows:

                                                                                  MARCH 31
                                                                    1998            1997           1996
                                                                 ------------------------------------------
     Pro forma net income.....................................   $3,173,829     $2,273,954     $(1,364,718)

     Pro forma earnings (loss) per common share:
       Basic..................................................   $      .49     $      .35     $      (.21)
       Diluted................................................   $      .49     $      .35     $      (.21)

The effect of compensation expense from stock options on 1996 pro forma net income reflects only the vesting of 1996 awards. However, 1997 pro forma net income reflects the second year of vesting of the 1996 awards and the first year of vesting of 1997 awards. Not until 1998 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.

                              SPORT CHALET, INC.

6.   AWARD PLANS AND STOCK AWARD (CONTINUED)

AWARD PLAN (CONTINUED)

A summary of the Company's stock option activity and related information follows:

                                            MARCH 31, 1998            MARCH 31, 1997             MARCH 31, 1996
                                        ----------------------------------------------------------------------------
                                                   WEIGHTED                  WEIGHTED                   WEIGHTED
                                                    AVERAGE                   AVERAGE                    AVERAGE
                                        OPTIONS  EXERCISE PRICE  OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                        ----------------------------------------------------------------------------
Outstanding at beginning of year....    240,000      $  2.52     242,000       $ 2.51        332,000      $ 8.62
   Granted..........................    328,000         4.62       3,000         3.13        318,000        2.40
   Exercised........................          -            -           -            -              -           -
   Canceled.........................          -            -      (5,000)        2.51       (408,000)       8.71
                                        -------                  -------                     -------
Outstanding at end of year..........    568,000      $  3.73     240,000       $ 2.52        242,000      $ 2.51
                                        =======                  =======                     =======

Exercisable at end of year..........    106,800      $  2.63      59,400       $ 2.80          9,000      $ 5.24

Weighted average fair
   value of options granted
   during the year..................          -      $  2.23           -       $  .88              -      $  .67

Exercise prices for options outstanding as of March 31, 1998, ranged from $2.625 to $7.750. The weighted average remaining contractual life of those options is nine years.

STOCK AWARD

The Principal Shareholder and his spouse, through their Family Trust, awarded 293,625 unregistered shares to more than 100 employees and certain Directors. Award recipients were not required to pay consideration; however, the shares awarded are subject to certain restrictions including a prohibition against transfer for two years and potential forfeiture in the event certain employment conditions are not fulfilled. The fair market value of the shares awarded was treated as a capital contribution by the Principal Shareholder and expensed as compensation to recipients as of March 31, 1998.

7.   EMPLOYEE RETIREMENT PLANS

Beginning April 1, 1997, employees of the Company who meet certain requirements as to age and service are eligible to participate in the Sport Chalet Employee Retirement Savings Plan. The Company expense related to this plan for fiscal 1998 was $108,623.

                              SPORT CHALET, INC.

8. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

                                                  FIRST        SECOND       THIRD          FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER /(1)/
                                             ---------------------------------------------------------
FISCAL 1998
Net sales..............................          $29,219      $32,906      $43,798         $37,091
Gross profit...........................            8,049        9,095       14,161          11,470
Income from operations.................              498          817        3,889             434
Net income.............................              246          456        2,243             281
Basic earnings per share...............              .04          .07          .35             .04
Diluted earnings per share.............              .04          .07          .34             .04

                                                  FIRST        SECOND       THIRD          FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER /(2)/
                                             ---------------------------------------------------------
FISCAL 1997
Net sales..............................          $29,250      $32,517      $41,881         $34,057
Gross profit...........................            8,236        8,923       12,905           9,404
Income from operations.................              437          527        3,086             614
Net income.............................               91          197        1,668             347
Basic earnings per share...............              .01          .03          .26             .05
Diluted earnings per share.............              .01          .03          .26             .05

/(1)/ The stock award discussed in Note 6 amounted to a pretax charge of $1,468 in the fourth quarter 1998.

/(2)/ The fourth quarter 1997 provision for merchandise inventory shrinkage, based upon the year end physical inventory, was less by approximately $984 than the rate of accrual estimated during the prior three quarters.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 30, 1998.


                                   SPORT CHALET, INC.
                                   (REGISTRANT)


                                   By:        /s/ Norbert J. Olberz
                                      ------------------------------------------
                                        Norbert J. Olberz, Chairman and Interim
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.


Signature


PRINCIPAL EXECUTIVE OFFICER                  DIRECTORS


/s/ Norbert J. Olberz                        /s/ Eric S. Olberz
------------------------------               -----------------------------------
Norbert J. Olberz                            Eric S. Olberz, Director
Chairman and Interim Chief Executive Officer


                                             /s/ Jack R. Attwood
                                             -----------------------------------
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER   John R. Attwood, Director


/s/ Howard K. Kaminsky
------------------------------
Howard K. Kaminsky
Senior Vice President - Finance,
Chief Financial Officer and Secretary        /s/ Kenneth Olsen
                                             -----------------------------------
                                             Kenneth Olsen, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
3.1        Certificate of Incorporation of Sport Chalet, Inc.                                                               (1)

3.2        Bylaws of Sport Chalet, Inc.                                                                                     (1)

4.1        Form of Certificate for the Common Stock.                                                                        (1)

10.1       Credit Agreement, dated August 1, 1992, between the Company and Wells Fargo Bank                                 (2)

10.2       Letter dated October 8, 1992 by Wells Fargo Bank.                                                                (2)

10.3       1992 Incentive Award Plan of the Company.                                                                        (2)

10.4       Form of Nonemployee Director Stock Option Incentive Award Agreement.                                             (2)

10.5       Form of Key Employee Stock Option Incentive Award Agreement.                                                     (2)

10.6       Tax Indemnity Agreement, dated October 8, 1992, between the Company and Norbert J. Olberz.                       (2)

10.7       Form of Director and Officer Indemnification Agreement.                                                          (2)

10.8       Form of Employee Stock Option Incentive Award Agreement.                                                         (3)

10.9       Credit Agreement Between the Company and Wells Fargo Bank dated December 1, 1992.                                (4)

10.10      Camp 7 Manufacturing Operations Lease dated March 1, 1993, between the Company and Eric Steven Olberz.           (5)

10.11      First through Fourth Amendment to Credit Agreement between the Company and Wells Fargo Bank dated December       (6)
           1, 1992.

10.12      Credit Agreement between the Company and Wells Fargo Bank dated June 1, 1994                                     (7)

10.13      Huntington Beach store lease, dated August 25, 1994 between the Company and Huntington Beach Properties,         (8)
           Inc., a California Corporation.

10.14      Letter Regarding Resignation of Samuel G. Allen                                                                  (9)

10.15      Letter Regarding Resignation of Joseph H. Coulombe                                                              (10)

10.16      Severance and General Release Agreement with Samuel G. Allen                                                    (10)

10.17      Employment Contract for Joseph H. Coulombe                                                                      (10)

10.18      Employment Contract for Kim D. Robbins                                                                          (10)

10.19      Agreement for sale of Sport Chalet Manufacturing, dated June 23, 1995 by and among the Company, Eric S.         (10)
           Olberz and Camp 7, a California corporation.

10.20      Security Agreement [Debtor in Possession] dated June 23,1995 and executed by Camp 7, Inc., a California         (10)
           corporation, as Borrower, on behalf of the Company, as Secured Party.

10.21      Continuing Guaranty dated June 23, 1995 executed by Eric S. Olberz, as Guarantor, on behalf of the              (10)
           Company, as lender.

10.22      Promissory Note dated June 23, 1995 executed by Camp 7, Inc., a California corporation, as Maker on behalf      (10)
           of the Company.

10.23      Agreement of Assignment and Assumption of Lease and Consent of Landlord, dated June 23, 1995, by and among      (10)
           the Company, as Assignor, Camp 7, Inc., a California corporation, as Assignee and Eric S. Olberz, as
           Landlord.

10.24      Pledge Agreement dated June 23, 1995, by and between Eric S. Olberz, as Pledgor, and the Company, as            (10)
           Pledgee.

10.25      Licensing Agreement dated June 23, 1995, by and between the Company as Licensee, and Camp 7, Inc., a            (10)
           California corporation, as Licensor

10.26      Indemnification Agreement dated June 23, 1995, by Eric S. Olberz, as Indemnitor, on behalf of the Company,      (10)
           as Indemnity [if required].

10.27      Severance and General Release Agreement with Eric S. Olberz.                                                    (10)

10.28      Pomona Warehouse lease, dated August 10, 1995, between the company and Montclair Warehouse, Inc., a             (11)
           California Corporation.

10.29      Waiver of Loan Covenant by Bank dated February 13, 1996.                                                        (12)

10.30      Loan and Security Agreement dated as of May 14, 1996, between the Company and BankAmerica Business Credit,      (13)
           Inc., together with schedules thereto.

10.31      Letter of Credit Financing Agreement Supplement to Loan and Security Agreement dated as of May 14,1996          (13)
           between the Company and BankAmerica Business Credit, Inc.

10.32      Side Letter, dated as of May 14, 1996, between the Company and BankAmerica Business Credit, Inc.,               (13)
           respecting the Aggregate Rent Reserve.

10.33      Termination Agreement and Mutual General Release dated March 25, 1997 among the Company, BankAmerica            (14)
           Business Credit, Inc. and Bank of America National Trust and Savings Association.

10.34      Business Loan Agreement dated as of March 25, 1997 between the Company and Bank of America National Trust       (14)
           and Savings Association, together with related exhibits.

10.35      Employment Agreement for President and Chief Operating Officer                                                  (15)

10.36      Amendment No. 1 to Business Loan Agreement                                                                      (16)

10.37      Business Loan Agreement dated as of June 19, 1998 between the Company and Bank of America National Trust and Savings Association.

10.38      La Canada store lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a California
           Corporation.

10.39      La Canada office lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a
           California Corporation.

23         Consent of Independent Auditors

27.1       Financial Data Schedule

------------------
(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-53120).

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

(14) Incorporated by reference to Exhibit 10.33 and 10.34 to the Company's Form 10-K filed with the Securities and Exchange Commission on June 30, 1997.

(15) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending September 30, 1997.

(16) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending December 31, 1997.