Form 10-Q
period 1998-06-30
SPORT CHALET INC
filed 1998-08-10
CIK 892907

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act for 1934

For the quarterly period ended June 30, 1998
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act for 1934

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

920 Foothill Boulevard,  La Canada                California  91011
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip)

(818) 790-2717
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                         ----       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 1, 1998:

                                   6,525,000

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

2.  Item 2.  Management's Discussion and Analysis of Financial Condition and
             the Results of Operations



                                    Part II
                                    -------


1.  Item 4.  Submission of Matters to a Vote of Security Holders

2.  Item 6.  Exhibits and Reports on Form 8-K

                               SPORT CHALET, INC.
                               ------------------


                                     PART I
                                     ------



          ITEM 1.  CONDENSED FINANCIAL STATEMENTS.
                   ------------------------------

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

          It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders filed with the Commission on June 30, 1998.

                               SPORT CHALET, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                           Three months ended June 30,
                                                                      -------------------------------------
                                                                             1998                   1997
                                                                      --------------        ----------------
Net sales..........................................                       $32,097,240           $29,219,115
Cost of goods sold, buying and occupancy...........                        22,578,772            21,169,881
                                                                          -----------           -----------
Gross profit.......................................                         9,518,468             8,049,234
Selling, general and administrative expenses........                        8,580,405             7,551,002
                                                                          -----------           -----------
Income from operations.............................                           938,063               498,232
Interest (income) expense..........................                           (26,654)               75,506
                                                                          -----------           -----------
Income before taxes................................                           964,717               422,726
Income tax provision...............................                           394,000               177,000
                                                                          -----------           -----------
Net income.........................................                       $   570,717           $   245,726
                                                                          ===========           ===========
Earnings per share:
             Basic.................................                       $       .09           $       .04
                                                                          ===========           ===========
             Diluted...............................                       $       .09           $       .04
                                                                          ===========           ===========
Weighted average number
of common shares outstanding:
             Basic.................................                         6,525,000             6,500,000
                                                                          ===========           ===========
             Diluted...............................                         6,676,000             6,500,000
                                                                          ===========           ===========

                            SEE ACCOMPANYING NOTES.

                               SPORT CHALET, INC.

                            CONDENSED BALANCE SHEETS

                                                                               June 30,          March 31,
                                                                                1998               1998
                                                                             -----------        ----------
                                                                             (Unaudited)
ASSETS
------
Current assets:
  Cash............................................................            $3,096,273        $4,970,335
  Accounts receivable - net.......................................               162,575           409,635
  Merchandise inventories.........................................            30,616,969        27,812,058
  Prepaid expenses and other current assets.......................               146,474           205,297
  Deferred and refundable income taxes............................             1,415,921         1,809,921
                                                                             -----------       -----------
          Total current assets....................................            35,438,212        35,207,246
Furniture, equipment and leasehold improvements - net.............            13,966,219        13,443,937
Other assets (note 2).............................................               710,859            66,730
                                                                             ------------      -----------
          Total assets............................................           $50,115,290       $48,717,913
                                                                             ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable..................................................           $10,872,382       $9,610,860
Salaries and wages payable........................................             1,680,242        2,842,807
Other accrued expenses............................................             5,280,055        4,552,352
                                                                             -----------      -----------
          Total current liabilities...............................            17,832,679       17,006,019
Deferred income taxes.............................................               191,225          191,225
Shareholders' equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares - none
Common stock, $.01 par value:
Authorized shares - 15,000,000
Issued and outstanding shares - 6,525,000......................                   65,250           65,250
Additional paid-in capital.....................................               21,486,677       21,486,677
Retained earnings..............................................               10,539,459        9,968,742
                                                                             -----------      -----------
Total shareholders' equity.....................................               32,091,386       31,520,669
                                                                             -----------      -----------
Total liabilities and shareholders' equity                                   $50,115,290      $48,717,913
                                                                             ===========      ===========

                            SEE ACCOMPANYING NOTES.

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                           Three months ended June 30,
                                                                                        -------------------------------
                                                                                           1998                 1997
                                                                                        ---------             ---------
OPERATING ACTIVITIES
Net income............................................................                  $570,717               $245,726
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
      Depreciation and amortization...................................                   777,000                679,500

      Deferred income taxes...........................................                   394,000                425,051
      Changes in operating assets and liabilities:
           Accounts receivable........................................                   247,060                237,221
           Merchandise inventories....................................                (2,804,911)            (2,385,856)
           Prepaid expenses and other current assets..................                    58,823                187,958
           Accounts payable...........................................                 1,261,522                282,085
           Salaries and wages expenses................................                (1,162,565)              (662,288)
           Other accrued expenses.....................................                   727,703                 85,762
           Income tax payable.........................................                        --               (324,000)
                                                                                     -----------            -----------
Net cash provided by (used in) operating activities...................                    69,349             (1,228,841)

INVESTING ACTIVITIES
Other assets..........................................................                  (644,129)                    --
Purchase of furniture, equipment and leasehold improvements...........                (1,299,282)              (267,816)
                                                                                     -----------            -----------
Net cash used in investing activities.................................                (1,943,411)              (267,816)

FINANCING ACTIVITIES
Proceeds from bank borrowings.........................................                        --             22,676,252
Principal payments on bank loans......................................                        --            (21,108,366)
                                                                                     -----------            -----------
Net cash provided by financing activities.............................                        --              1,567,886

Increase (decrease) in cash...........................................                (1,874,062)                71,229
Cash at beginning of period...........................................                 4,970,335                451,114
                                                                                     -----------            -----------
Cash at end of period.................................................               $ 3,096,273            $   522,343
                                                                                     ===========            ===========
Cash paid during the year for:
     Income taxes.....................................................                 $      --                $75,842
     Interest.........................................................                        --                 75,506

                            SEE ACCOMPANYING NOTES.

                               SPORT CHALET, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. For a summary of significant accounting policies and other information which relates to these interim statements, reference should be made to the notes to financial statements included in the Company's 1998 Annual Report to Shareholders.


2. On March 31, 1998, the Principal Shareholder and his spouse, through their Family Trust, awarded 293,625 unregistered shares of common stock to certain employees and Directors. In conjunction with this award, loans were granted to Company employees to pay income taxes. These loans bear interest at 6% and are payable over four years and secured by the awarded shares.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE
           --------------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

     The following should be read in conjunction with the Company's financial statements and related note thereto provided under Item 1 above.

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE
30, 1997. Sales are up 9.9%, $32.1 million compared to $29.2 million for the same quarter last year. Comparable store sales are up 6.8%, primarily due to unseasonably cool weather resulting in increased demand for winter-related merchandise during April 1998 over the same month last year. In addition, one new store was opened in San Diego during June 1998 and one in Laguna Niguel during November 1997, while the under-performing El Cajon store was closed in September 1997.

     Gross profit as a percent of sales increased to 29.7% compared to 27.6% for the same period last year, as a result of reduced cost of sales as well as reductions in inventory shrink accruals.

     Selling, general and administrative expenses as a percent of sales increased from 25.8% to 26.7%, primarily the result of new store opening expenses.

     The Company recorded interest income of $27,000 this quarter as opposed to $76,000 interest expense during the same quarter last year because no money was borrowed during the three months ended June 30, 1998.

     The effective income tax rate was 40.8% compared to 41.9% for the same period last year. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $246,000 or $.04 per diluted share to $571,000 or $.09 per diluted share, primarily as a result of increased sales and gross profit, partially offset by new store opening expenses.

     The Company's business is highly seasonal in nature and historically its highest sales level and operating profitability occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, and Management therefore believes that the operating results for the first quarter may not necessarily be indicative of the Company's overall operating results for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary capital requirements are for inventory and store openings, relocations and remodeling. Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements for the next 2 to 3 fiscal years.

          Net cash provided by operating activities is $69,000 for the three months ended June 30, 1998 compared to net cash used of $1.2 million for the same period ended June 30, 1997. Net income provided $571,000 and $246,000 for the three months ended June 30, 1998 and 1997, respectively. Depreciation also provided $777,000 and $680,000 of cash for the same periods.

          Inventories increased by $2.8 million and $2.4 million for the three months ended June 30, 1998 and 1997, respectively, due to the seasonal build-up of summer inventory. Accounts payable increased by $1.2 million and $282,000 for the respective quarters due primarily to inventory build-up and the timing of payments to vendors.

          Net cash used in investing activities increased to $1.9 million from $268,000 for the quarters ended June 30, 1998 and 1997, respectively, primarily due to the opening of one new store during June 1998 and loans made to certain employees pursuant to the March 31, 1998 stock award described in Note 2 to the Condensed Financial Statements set forth in Item 1.

          Net cash provided by financing activities has primarily reflected advances or pay down of the Company's revolving credit line. There were no borrowings during the quarter ended June 30, 1998, while $1.6 million of cash was borrowed during the three months ended June 30, 1997.

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

                                    PART II


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

     At the annual meeting of shareholders on August 6, 1998, the two Class
3 Directors, Norbert J. Olberz and Kenneth Olsen, were re-elected to the Company's Board of Directors. There were 6,155,445 votes for and 288,585 votes withheld for Norbert J. Olberz and 6,161,845 votes for and 282,185 votes withheld for Kenneth Olsen. The Company's Class 1 Director, Eric S. Olberz, and Class 2 Director, John R. Attwood, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire in fiscal year 2000, 2001 and 2002, respectively.

     The shareholders also voted to ratify the amendment of the 1992 Incentive Award Plan to increase (i) the number of available shares and the number of automatic option grants to non-employee Directors which will be automatically granted upon being elected or reelected to the Board of Directors and (ii) the maximum number of option shares such non-employee Directors may receive and
(iii) to extend the term of said Plan to October 31, 2012. The vote was 5,722,208 for, 308,974 against and 4,452 abstained.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
              ---------------------------------

         (a)  Exhibits

              10.1  Employment Contract for Ronald G. Mann
              27.1  Financial Data Schedule

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


                                          SPORT CHALET, INC.



DATE:    August 7, 1998                   /s/ Norbert J. Olberz
                                          ------------------------------------
                                          Norbert J. Olberz
                                          Chairman of the Board and
                                          Interim Chief Executive Officer
                                          (Duly Authorized Officer)



DATE:    August 7, 1998                   /s/ Howard K. Kaminsky
                                          -------------------------------------
                                          Howard K. Kaminsky
                                          Senior Vice President-Finance, Chief
                                          Financial Officer, and Secretary
               (Principal Financial and Accounting Officer)