Form 10-Q
period 1998-09-30
SPORT CHALET INC
filed 1998-11-06
CIK 892907

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act for 1934

For the quarterly period ended September 30, 1998
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act for 1934

For the Transition period from ______   to ______
Commission file number:  0-20736
                       --------------------------------------

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


  (818) 790-2717
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name former address and former fiscal year, if changes since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    --               --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 1, 1998:

                                 6,532,000

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

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three months ended              Six months ended
                                                  -----------------------------   -----------------------------
                                                          September 30,                  September 30,
                                                  -----------------------------   -----------------------------
                                                      1998            1997            1998            1997
                                                  -------------   -------------   -------------   -------------
Net sales.......................................  $ 36,191,622    $ 32,905,741    $ 68,288,862     $ 62,124,856
Cost of goods sold, buying and occupancy........    25,293,955      23,810,766      47,872,727       44,980,648
                                                  ------------    ------------    ------------     ------------
Gross profit....................................    10,897,667       9,094,975      20,416,135       17,144,208
Selling, general and administrative
         expenses...............................     9,343,529       8,277,796      17,923,934       15,828,797
                                                  ------------    ------------    ------------     ------------

Income from operations..........................     1,554,138         817,179       2,492,201        1,315,411
Interest (income) expense.......................       (50,269)         49,764         (76,923)         125,270
                                                  ------------    ------------    ------------     ------------
Income before taxes.............................     1,604,407         767,415       2,569,124        1,190,141
Income tax provision............................       655,000         311,000       1,049,000          488,000
                                                  ------------    ------------    ------------     ------------
Net income......................................  $    949,407    $    456,415    $  1,520,124     $    702,141
                                                  ============    ============    ============     ============

Earnings per share:
         Basic..................................  $        .15    $        .07    $        .23     $        .11
                                                  ============    ============    ============     ============
         Diluted................................  $        .14    $        .07    $        .23     $        .11
                                                  ============    ============    ============     ============

Weighted average number
         of common shares outstanding:
         Basic..................................     6,529,667       6,500,000       6,527,333        6,500,000
                                                  ============    ============    ============     ============
         Diluted................................     6,680,617       6,500,000       6,694,752        6,500,000
                                                  ============    ============    ============     ============

                            SEE ACCOMPANYING NOTES.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS

                                                               September 30,
                                                                   1998             March 31,
                                                                (Unaudited)           1998
                                                               -------------       -----------
ASSETS
------
Current assets:
  Cash.......................................................   $ 3,846,170        $ 4,970,335
  Accounts receivable - net..................................       183,298            409,635
  Merchandise inventories....................................    37,931,747         27,812,058
  Prepaid expenses and other current assets..................        52,538            205,297
  Deferred and refundable income taxes.......................       687,653          1,809,921
                                                                -----------        -----------
                Total current assets.........................    42,701,406         35,207,246
Furniture, equipment and leasehold improvements - net........    13,994,909         13,443,937
Other assets (note 2)........................................       693,861             66,730
                                                                -----------        -----------
                Total assets.................................   $57,390,176        $48,717,913
                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable...........................................   $17,211,274        $ 9,610,860
  Salaries and wages payable.................................     2,174,220          2,842,807
  Other accrued expenses.....................................     4,800,432          4,552,352
                                                                -----------        -----------
                Total current liabilities....................    24,185,926         17,006,019
Deferred income taxes........................................       117,957            191,225

Shareholders' equity
  Preferred stock, $.01 par value:
    Authorized shares - 2,000,000
        Issued and outstanding shares - none
  Common stock, $.01 par value:
    Authorized shares - 15,000,000
        Issued and outstanding shares - 6,532,000............        65,320             65,250
        Additional paid-in capital...........................    21,532,107         21,486,677
  Retained earnings..........................................    11,488,866          9,968,742
                                                                -----------        -----------
  Total shareholders' equity.................................    33,086,293         31,520,669
                                                                -----------        -----------
                Total liabilities and shareholders' equity...   $57,390,176        $48,717,913
                                                                ===========        ===========

                            SEE ACCOMPANYING NOTES.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six months ended September 30,
                                                                          --------------------------------
                                                                              1998                1997
                                                                          ------------         -----------
OPERATING ACTIVITIES
Net income...........................................................     $  1,520,124         $   702,141
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
       Depreciation and amortization.................................        1,567,001           1,359,001
       Stock compensation............................................           45,500                   -
       Deferred income taxes.........................................        1,049,000             736,051
       Changes in operating assets and liabilities:
            Accounts receivable......................................          226,337             334,485
            Merchandise inventories..................................      (10,119,689)         (5,965,746)
            Prepaid expenses and other current assets................          152,759             316,141
            Accounts payable.........................................        7,600,414           4,595,286
            Salaries and wages expenses..............................         (668,587)           (313,262)
            Other accrued expenses...................................          248,080             459,333
            Income tax payable.......................................                -            (324,000)
                                                                          ------------         -----------
Net cash provided by operating activities............................        1,620,939           1,899,430

INVESTING ACTIVITIES
Other assets.........................................................         (627,131)                  -
Purchase of furniture, equipment and leasehold improvements..........       (2,117,973)         (1,564,307)
                                                                          ------------         -----------
Net cash used in investing activities................................       (2,745,104)         (1,564,307)

FINANCING ACTIVITIES
Proceeds from bank borrowings........................................                -          27,148,155
Principal payments on bank loans.....................................                -          27,411,920
                                                                          ------------         -----------
Net cash used in financing activities................................                -            (263,765)

Increase (decrease) in cash..........................................       (1,124,165)             71,358
Cash at beginning of period..........................................        4,970,335             451,114
                                                                          ------------         -----------
Cash at end of period................................................     $  3,846,170         $   522,472
                                                                          ============         ===========

Cash paid during the year for:
     Income taxes....................................................     $          -         $    75,842
     Interest........................................................                -             125,270

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

2. On March 31, 1998, the Principal Shareholder and his spouse, through their Family Trust, awarded 293,625 unregistered shares of common stock to certain employees and Directors. The Company granted loans to employees to pay the income taxes associated with these awards. These loans bear interest at 6% and are payable over four years and secured by the awarded shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE
         --------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

      The following should be read in conjunction with the Company's financial statements and related notes thereto provided under Item 1 above.

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997. Sales have increased 10.0%, $36.2 million for the current fiscal quarter compared to $32.9 million for the same quarter last year. Comparable store sales are up 4.2%, which Management believes is the result of visual merchandising enhancements, improved customer service, better in-stock position and other factors. In addition, one new store was opened in San Diego during June 1998 and one in Laguna Niguel during November 1997, while the under-performing El Cajon store was closed in September 1997.

      Gross profit as a percent of sales increased to 30.1% compared to 27.7% for the same quarter last year, due to strong consumer demand and buying efficiencies.

      Selling, general and administrative expenses as a percent of sales increased from 25.2% to 25.8% reflecting increased labor costs attributable to hiring management personnel in connection with the Company's expansion program and additional warehouse staff to ensure more merchandise is delivered in a "floor-ready" condition, offset partially by the impact of higher sales.

      The Company recorded interest income of $50,000 this quarter as opposed to $50,000 interest expense during the same quarter last year because no money was borrowed during the three months ended September 30, 1998.

      The effective income tax rate was 40.8%, compared to 40.5% for the same period last year. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

      Net income increased from $456,000 or $.07 per diluted share to $949,000 or $.14 per diluted share, primarily as a result of increased sales and gross profit.

      SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997. Sales have increased 10.0%, $68.3 million compared to $62.1 million for the same period last year. Comparable store sales are up 5.6%, which Management believes is due to unseasonably cool weather resulting in increased demand for winter-related merchandise during April 1998 as well as visual merchandising enhancements, improved customer service and increased emphasis on core businesses. In addition, one new store was opened in San Diego during June 1998 and one in Laguna Niguel during November 1997, while the under-performing El Cajon store was closed in September 1997.

      Gross profit increased as a percent of sales to 29.9% compared to 27.6%, due to strong consumer demand and buying efficiencies.

      Selling, general and administrative expenses as a percent of sales increased from 25.5% to 26.3%, due to increased labor costs attributable to hiring management personnel in connection with the Company's expansion program and additional warehouse staff to ensure more merchandise is delivered in a "floor-ready" condition and to new store opening expenses, offset partially by the impact of higher sales.

      The Company recorded interest income of $77,000 this quarter as opposed to $125,000 interest expense during the same period last year because no money was borrowed during the six months ended September 30, 1998.

      The effective income tax rate was 40.8%, compared to 41.0% for the same period last year. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

      Net income increased to $1.5 million from $702,000 and earnings per share increased to $.23 per diluted share from $.11 per diluted share, as a result of improved gross profit partially offset by increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital requirements are for inventory and store openings, relocations and remodeling. The Company is actively pursuing and evaluating potential store locations in connection with its expansion program and expects to open one new store in Spring 1999. The Company's plans to relocate and expand the La Canada store and corporate offices into the proposed "Sport Chalet Village" shopping center has been delayed by the entitlement process with the City of La Canada. A projected move-in date has not been set and no assurance can be provided that the City of La Canada will approve the entitlements necessary to permit construction of the shopping center.

      Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements, including the Company's expansion program, for the next 2 to 3 fiscal years.

      Net cash provided by operating activities is $1.6 million and $1.9 million for the six months ended September 30, 1998 and 1997, respectively. Net income provided $1.5 million and $702,000 for the six months ended September 30, 1998 and 1997, respectively. Depreciation also provided $1.6 million and $1.4 million of cash for the same periods.

      Inventories increased by $10.1 million and $6.0 million for the six months ended September 30, 1998 and 1997, respectively, due to the seasonal build-up of summer inventory. Inventory at September 30, 1998 is $3.9 million greater than the same time last year to support the increase in sales combined with the earlier arrival of winter-related merchandise. Winter-related merchandise generally does not require payment before December regardless of the date received. Accounts payable increased by $7.6 million and $4.6 million for the respective periods due primarily to inventory build-up and the timing of payments to vendors.

      Net cash used in investing activities increased to $2.7 million from $1.6 million for the periods ended September 30, 1998 and 1997, respectively, primarily due to the opening of one new store during June 1998 and loans made to certain employees pursuant to the March 31, 1998 stock award described in Note 2 to the Condensed Financial Statements set forth in Item 1.

      Net cash provided by financing activities has primarily reflected advances or pay down of the Company's revolving credit line. There were no borrowings during the period ended September 30, 1998, while $264,000 of cash was paid down during the six months ended September 30, 1997.

SEASONALITY

      While the Company's business is seasonal in nature, efforts to diversify the Company's product mix and cost cutting measures have yielded material levels of net profit during the first half of this fiscal year. Nevertheless, the Company historically has achieved its highest levels of sales and profitability in the winter months of November, December and January, which overlap the third and fourth fiscal quarters, and no assurance can be provided that the operating results from the first two quarters will be indicative of the Company's overall operating results for the entire fiscal year.

YEAR 2000

      The Company has conducted a review to identify which systems, both internal and external, will be affected by the "Year 2000" problem, and has developed a project plan and schedule designed to correct those issues and systems under its control.

      The majority of the Company's business processing applications operate on a mainframe computer system. Management believes the mainframe hardware and operating system are now Year 2000 compliant and as of September 30, 1998. All programs and data have been modified. The Company is now in the testing phase. The Company's point of sale systems require minor modifications, while the payroll and phone systems are believed to be Year 2000 compliant.

      The Company is planning to implement substantially all of its Year 2000-conversion project by January 1999, and is primarily using internal staff for this effort. Based upon information currently known about its computer and other business systems, the Company estimates it will spend approximately $200,000 in this effort of which approximately $100,000 has already been expensed. The Company believes that the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition.

      While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material adverse impact on the Company's operations. In the most reasonably likely worst case scenario, the Company would be unable to collect payments from customers through its point-of-sale systems, receive merchandise from vendors or ship merchandise to its own stores. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 project. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

      In addition, there can be no assurance that the systems of other companies with which the Company does business will also be converted in a timely manner or that failure to convert by other companies would not have a material impact on the Company's operations. The Company currently does not anticipate any material disruptions to its operations due to the Year 2000 issues related to third parties. The most reasonably likely worst case scenario regarding third parties would be lost sales due to a significant number of the Company's vendors having difficulties shipping merchandise or the Company's inability to accept customer payments because of problems with the bank or credit card processor. The Company currently does not have a contingency plan for this scenario and will consider establishing one in March 1999 based on the results surveying its major vendors and banking relationships.

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


                                                    SPORT CHALET, INC.



DATE:         November 6, 1998                  /S/ Norbert J. Olberz
                                             ---------------------------------
                                                    Norbert J. Olberz
                                                    Chairman of the Board and
                                                    Interim Chief
                                                    Executive Officer
                                                    (Duly Authorized Officer)



DATE:         November 6, 1998                  /S/ Howard K. Kaminsky
                                             --------------------------------
                                                    Howard K. Kaminsky
                                                    Senior Vice President-
                                                    Finance, Chief
                                                    Financial Officer, and
                                                    Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)