Form 10-Q
period 1998-12-31
SPORT CHALET INC
filed 1999-02-05
CIK 892907

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the quarterly period ended December 31, 1998
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the Transition period from __________ to ___________
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

Yes  X                                      No ___
    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 1, 1999:

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

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 Three months ended            Nine months ended
                                                     December 31,                  December 31,
                                                 -------------------------     -------------------------
                                                    1998           1997           1998           1997
                                                 ----------     ----------     ----------     ----------
Net sales......................................   $47,234,297    $43,797,953    $115,523,159   $105,922,809
Cost of goods sold, buying and occupancy.......    32,137,224     29,636,685      80,009,951     74,617,333
                                                  -----------    -----------    ------------   ------------
Gross profit...................................    15,097,073     14,161,268      35,513,208     31,305,476
Selling, general and administrative expenses...    10,724,878     10,272,735      28,648,812     26,101,532
                                                  -----------    -----------    ------------   ------------

Income from operations.........................     4,372,195      3,888,533       6,864,396      5,203,944
Interest (income) expense......................       (41,672)        90,124        (118,595)       215,394
                                                   ----------    -----------    ------------   ------------
Income before taxes............................     4,413,867      3,798,409       6,982,991      4,988,550
Income tax provision...........................     1,822,000      1,555,000       2,871,000      2,043,000
                                                  -----------    -----------    ------------   ------------

Net income.....................................   $ 2,591,867    $ 2,243,409    $  4,111,991   $  2,945,550
                                                  ===========    ===========    ============   ============

Earnings per share:
             Basic.............................   $       .40    $       .35    $        .63   $        .45
                                                  ===========    ===========    ============   ============
             Diluted...........................   $       .38    $       .34    $        .61   $        .45
                                                  ===========    ===========    ============   ============

Weighted average number
             of common shares outstanding:
             Basic.............................     6,532,000      6,500,000       6,528,889      6,500,000
                                                  ===========    ===========    ============   ============
             Diluted...........................     6,779,044      6,616,447       6,696,307      6,565,559
                                                  ===========    ===========    ============   ============

                            See accompanying notes.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS

                                                           December 31,        March 31,
                                                               1998              1998
                                                           -------------       ----------
                                                            (Unaudited)
ASSETS
------
Current assets:
  Cash.................................................     $10,126,132         $ 4,970,335
  Accounts receivable - net............................         344,390             409,635
  Merchandise inventories..............................      32,461,764          27,812,058
  Prepaid expenses and other current assets............         251,415             205,297
  Deferred and refundable income taxes.................       1,105,510           1,809,921
                                                            -----------         -----------
           Total current assets........................      44,289,211          35,207,246
Furniture, equipment and leasehold improvements  net...      13,696,193          13,443,937
Other assets (note 2)...................................        646,000              66,730
                                                            -----------         -----------
           Total assets................................     $58,631,404         $48,717,913
                                                            ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.....................................     $10,927,290         $ 9,610,860
  Salaries and wages payable...........................       2,513,222           2,842,807
  Income tax payable...................................       1,707,094
  Other accrued expenses...............................       7,704,681           4,552,352
                                                            -----------         -----------
           Total current liabilities...................      22,852,287          17,006,019
Deferred income taxes..................................         100,957             191,225

Shareholders' equity
  Preferred stock, $.01 par value:
    Authorized shares - 2,000,000 Issued and
      outstanding shares - none
  Common stock,  $.01 par value:
    Authorized shares - 15,000,000 Issued and
       outstanding shares - 6,532,000..................          65,320              65,250
       Additional paid-in capital......................      21,532,107          21,486,677
  Retained earnings....................................      14,080,733           9,968,742
                                                            -----------         -----------
  Total shareholders' equity...........................      35,678,160          31,520,669
                                                            -----------         -----------
           Total liabilities and shareholders' equity..     $58,631,404         $48,717,913
                                                            ===========         ===========

                            See accompanying notes.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine months ended December 31,
                                                                     ------------------------------
                                                                        1998                1997
                                                                     ----------          ----------
Operating activities
Net income.....................................................       $ 4,111,991         $  2,945,550
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization..............................         1,770,000            2,042,500
    Stock compensation.........................................            45,500                    -
    Deferred income taxes......................................           614,143            1,074,429
    Changes in operating assets and liabilities:
       Accounts receivable.....................................            65,245              227,279
       Merchandise inventories.................................        (4,649,706)          (4,531,562)
       Prepaid expenses and other current assets...............           (46,118)             (58,337)
       Accounts payable........................................         1,316,430            1,951,843
       Salaries and wages expenses.............................          (329,585)             141,935
       Other accrued expenses..................................         3,152,329            3,158,863
       Income tax payable......................................         1,707,094              892,622
                                                                      -----------         ------------
Net cash provided by operating activities......................         7,757,323            7,845,122

Investing activities
Other assets...................................................          (579,270)                   -
Purchase of furniture, equipment and leasehold improvements....        (2,022,256)          (2,343,448)
                                                                      -----------         ------------
Net cash used in investing activities..........................        (2,601,526)          (2,343,448)

Financing activities
Proceeds from bank borrowings..................................                 -           43,000,357
Principal payments on bank loans...............................                 -          (44,352,122)
                                                                      -----------         ------------
Net cash used in financing activities..........................                 -           (1,351,765)

Increase in cash...............................................         5,155,797            4,149,909
Cash at beginning of period....................................         4,970,335              451,114
                                                                      -----------         ------------
Cash at end of period..........................................       $10,126,132         $  4,601,023
                                                                      ===========         ============

Cash paid during the year for:
     Income taxes..............................................       $   550,000         $     75,842
     Interest..................................................                 -              215,394

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

Item 2.   Management's Discussion and Analysis of Financial Condition and the
          -------------------------------------------------------------------
          Results of Operations.
          ---------------------

     The following should be read in conjunction with the Company's financial statements and related notes thereto provided under Item 1 above.

     Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997. Sales have increased 7.8%, $47.2 million for the current fiscal quarter compared to $43.8 million for the same quarter last year. Comparable store sales are up 2.7%, which Management believes is the result of improved merchandising, customer service and other factors partially offset by reductions in sales of winter related merchandise due to relatively dry weather compared to the same quarter last year. In addition, one new store was opened in San Diego during June 1998 and another in Laguna Niguel during November 1997, while the under-performing El Cajon store was closed in September 1997.

     Gross profit as a percent of sales decreased slightly, 32.0% compared to 32.3% for the same quarter last year, as the Company acted to offset the effects of warm and dry weather with promotional markdowns.

     Selling, general and administrative expenses as a percent of sales decreased from 23.5% to 22.7% reflecting cost savings from reduced professional and outsourcing fees and other expenses.

     The Company recorded interest income of $42,000 in the current fiscal quarter as opposed to $90,000 interest expense during the same quarter last year because no amounts were borrowed during the three months ended December 31, 1998.

     The effective income tax rate was 41.3%, compared to 40.9% for the same period last year. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $2.2 million or $.34 per diluted share to $2.6 million or $.38 per diluted share, primarily as a result of increased sales.

     Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997. Sales have increased 9.1%, $115.5 million compared to $105.9 million for the same period last year. Comparable store sales are up 4.4%, which Management believes is due to unseasonably cool weather resulting in increased demand for winter-related merchandise during April 1998 as well as improved merchandising, customer service and other factors partially offset by decreased demand for winter-related merchandise due to relatively dry weather during the quarter ended December 31, 1998. In addition, one new store was opened in San Diego during June 1998 and one in Laguna Niguel during November 1997, while the under-performing El Cajon store was closed in September 1997.

     Gross profit increased as a percent of sales to 30.7% compared to 29.6%, due to strong consumer demand and buying efficiencies.

     Selling, general and administrative expenses as a percent of sales increased slightly from 24.6% to 24.8%, due to increased labor costs attributable to hiring management personnel in connection with the Company's expansion program, additional warehouse staff to ensure more merchandise is delivered in a "floor-ready" condition and to new store opening expenses, offset partially by the impact of higher sales and savings from reduced professional and outsourcing fees and other expenses.

     The Company recorded interest income of $119,000 in the current none month period as opposed to $215,000 interest expense during the same period last year because no money was borrowed during the nine months ended December 31, 1998.

     The effective income tax rate was 41.1%, compared to 40.9% for the same period last year. These rates differ from the statutory rate of 40.1% as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased to $4.1 million from $2.9 million and earnings per share increased to $.61 per diluted share from $.45 per diluted share, as a result of improved sales and gross profit partially offset by increased selling, general and administrative expenses.

Liquidity and Capital Resources

     The Company's primary capital requirements are for inventory and store openings, relocations and remodeling. The Company is actively pursuing and evaluating potential store locations in connection with its expansion program and expects to open one new store in Spring 1999. The Company's plans to relocate and expand the La Canada store and corporate offices into the proposed "Sport Chalet Village" shopping center have been delayed by the entitlement process with the City of La Canada. A projected move-in date has not been set and no assurance can be provided that the City of La Canada will approve the entitlements necessary to permit construction of the shopping center.


     Historically, the Company's liquidity needs have been met by cash from operations, credit terms from vendors and bank borrowings. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements, including the Company's expansion program, for the next 2 to 3 fiscal years.


     Net cash provided by operating activities was $7.8 million in both the nine-month periods ended December 31, 1998 and 1997, respectively. Net income provided $4.1 million and $2.9 million for the nine months ended December 31, 1998 and 1997, respectively. Depreciation also provided $1.8 million and $2.0 million of cash for the same periods.

     Inventories decreased by $4.6 million and $4.5 million for the nine months ended December 31, 1998 and 1997, respectively. Accounts payable increased by $1.3 million and $1.9 million for the respective periods due the timing of payments to vendors.

     Net cash used in investing activities increased to $2.6 million from $2.3 million for the periods ended December 31, 1998 and 1997, respectively, primarily due to the opening of one new store during June 1998 and one new store in November 1997 as well as loans made to certain employees pursuant to the March 31, 1998 stock award described in Note 2 to the Condensed Financial Statements set forth in Item 1.

     Net cash provided by financing activities has primarily reflected advances or pay downs of the Company's revolving credit line. There were no borrowings during the period ended December 31, 1998, while $1.4 million of cash was paid down during the nine months ended December 31, 1997.

Year 2000

     The Company has conducted a review to identify which systems, both internal and external, will be affected by the "Year 2000" problem, and has developed a project plan and schedule designed to correct those issues and systems under its control.

     The majority of the Company's business processing applications operate on a mainframe computer system. Management believes the mainframe hardware and operating system are now Year 2000 compliant and as of December 31, 1998, all programs and data have been appropriately modified. The Company is now in the testing phase. The Company's point of sale systems require minor modifications, while the payroll and phone systems are believed to be Year 2000 compliant.

     The Company is planning to implement substantially all of its Year 2000-conversion project by February 1999, and is primarily using internal staff for this effort. Based upon information currently known about its computer and other business systems, the Company estimates it will spend approximately $200,000 in this effort of which approximately $125,000 has already been expensed. The Company believes that the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition.

     While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material adverse impact on the Company's operations. Management believes the most reasonably likely worst case scenario is where the Company would be unable to collect payments from customers through its point-of-sale systems, receive merchandise from vendors or ship merchandise to its own stores. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 project. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

     In addition, there can be no assurance that the systems of other companies with which the Company does business will also be converted in a timely manner or that failure to convert by other companies would not have a material impact on the Company's operations. The Company currently does not anticipate any material disruptions to its operations due to the Year 2000 issues related to third parties. Management believes the most reasonably likely worst case scenario regarding third parties would be lost sales due to a significant number of the Company's vendors having difficulties shipping merchandise or the Company's inability to accept customer payments because of problems with the bank or credit card processor. The Company currently does not have a contingency plan for this scenario and will consider establishing one in March 1999 based on the results surveying its major vendors and banking relationships.

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

                                    Part II


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

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


                                            SPORT CHALET, INC.



DATE:    February 5, 1999                   /s/ Norbert J. Olberz
                                           -------------------------------------
                                           Norbert J. Olberz
                                           Chairman of the Board and
                                           Interim Chief Executive Officer
                                           (Duly Authorized Officer)



DATE:    February 5, 1999                   /s/ Howard K. Kaminsky
                                            ------------------------------------
                                            Howard K. Kaminsky
                                            Senior Vice President-Finance, Chief
                                            Financial Officer, and Secretary
                                            (Principal Financial and Accounting
                                            Officer)