Form 10-K405
period 1999-03-31
SPORT CHALET INC
filed 1999-06-29
CIK 892907

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
----------------------------------------

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934 SECURITIES


For the transition period from__________________to_________________.


                   Commission file number:    0-20736
                                           ------------

                                           Sport Chalet, Inc.
                        ------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

           Delaware                                   95-4390071
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. employer identification number)
 incorporation or organization)


    920 Foothill Boulevard, La Canada, California             91011
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (818) 790-2717
                                                   ---------------------

Securities registered pursuant to section 12(b) of the Act:  N/A

Title of each class              Name of each exchange on which registered

None                             N/A
-----------------------------   ------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

          Common Stock, $0.01 par value
-----------------------------------------------------------------------------
               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X]  Yes  [ ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 1999 was $9.6 million. The number of shares of the registrant's common stock outstanding as of June 11, 1999 was 6,577,000.

                      Documents Incorporated by Reference

(1) Portions of the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's last fiscal year, as to Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

     A. GENERAL
     ----------

     Sport Chalet, Inc. is a leading operator of full service, specialty sporting goods superstores in Southern California. The Company currently has 20 stores, nine located in Los Angeles County, five in Orange County, three in San Diego County, two in San Bernardino County and one in Ventura County. These stores average 36,000 square feet in size. The Company's executive offices are located at 920 Foothill Boulevard, La Canada, California 91011, and its telephone number is (818) 790-2717.

     B. OPERATING HISTORY AND GROWTH PLAN
     ------------------------------------

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

     During fiscal 1998 the Company adopted a new growth strategy designed to capitalize on improved operating capabilities and a more robust local economy. The Company now has 21 stores having added three since the beginning of fiscal 1999. In addition, the Company currently plans to relocate one store and will open at least one more store during the next 12 months. The Company's business plan further contemplates opening new stores in Southern California as suitable locations are found over the next several fiscal years. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the Company's ability to provide and maintain high service levels and quality brand merchandising at competitive prices.

     Store openings are expected to have a favorable impact on sales volume, but will negatively impact profit in the short run. New stores tend to have higher costs in the early years of operation, due primarily to extra labor used to open new stores, reduced sales on a per employee basis until the store matures and increased promotional costs. As the store matures, sales tend to level off and expenses decline as a percentage of sales. The Company's stores generally require three years to attract a stable, mature customer base. The Company estimates the cost of opening a new store to be approximately $1.7 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store.

     The Company's sales are dependent to some degree on the economic environment and level of consumer spending in Southern California. While optimistic business reports regarding the Southern California area suggest a retail environment conducive to the Company's expansion plans, this benefit may be partially offset by higher rental expenses for new stores as the real estate market for retail locations becomes more competitive as the economy continues to expand.

     Beginning in fiscal 1995, the Company implemented a series of cost-cutting actions, productivity improvements and merchandise and sales enhancements, which include downsizing the Company's labor force, developing more advanced inventory procurement systems, creating a loss prevention department and improved in-store training. As a result, gross profit as a percentage of sales improved from a low in fiscal 1996 of 24.8% to 30.8% for fiscal 1999.

     C. OPERATING STRATEGIES
     -----------------------

     The Company's stores feature a number of distinct, specialty sporting goods shops under one roof, each offering a large assortment of quality brand name merchandise at competitive prices. The specialty shops include traditional sporting goods merchandise (e.g., footwear, apparel, other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise within each shop appeals to both experts and beginners. Each shop is staffed by sales associates with expertise in the use of the merchandise they sell, permitting the Company to offer its customers a high level of knowledgeable service. Average sales per store were $8.1 million for fiscal 1999.

     The Company purchases merchandise from over 1200 vendors and in fiscal 1999, the Company's largest vendor, Nike, Inc., accounted for approximately 9% of the Company's total inventory purchases. The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

                                                                                          Year Ended March 31
                                                                             --------------------------------------------
                                                                                1999             1998             1997
                                                                             ----------       -----------      ----------
       Hardlines....................................................            54%              54%              56%
       Apparel......................................................            28%              28%              25%
       Footwear.....................................................            18%              18%              19%
                                                                             --------------------------------------------
           Total....................................................           100%             100%             100%
                                                                             ============================================


          The market for retail sporting goods is seasonal in nature. The Company's highest sales levels and operating profitability occur predominantly during the winter months of November, December and January, which overlap the third and fourth fiscal quarters ended December 31 and March 31. As with other retailers, the Company's business is heavily affected by sales of merchandise during the Christmas season. In addition, the Company's product mix historically has emphasized cold weather sporting goods merchandise, particularly ski-related products, thus boosting sales levels during the winter months and often increasing the seasonality of the Company's business. In fiscal 1997, 1998 and 1999, sales of winter apparel and equipment accounted for 18%, 19% and 18%, respectively, of the Company's total sales for those fiscal years. In each of fiscal 1997, 1998 and 1999, 34%, 33% and 31%, respectively, of the Company's sales and most of its net income were attributable to the months of November, December and January. Management anticipates that this seasonal trend in sales and net income will continue. No assurance can be provided that any substantial decrease in sales for the winter months, which could be influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California, will not have a material adverse effect on the Company's profitability. However, in order to be less dependent upon winter business, Management has emphasized, and plans to continue to emphasize, a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons. Moreover, in spite of recent product innovations such as snowboarding and "shaped" skis, as well as the favorable "El Nino" weather conditions in fiscal 1998, Management believes that the winter-related product category may have matured with little or no expected growth relative to other specialty areas carried in the Company's stores, thereby further underscoring the need for greater product and seasonal diversification.

     Compliance with Federal, State and local environmental laws and regulations has not had, and is not expected to have, a material effect on the capital expenditures, earnings and competitive position of the Company.

          The Company uses the "Sport Chalet" name as a service mark in connection with its business operations. The Company has registered "Sport Chalet" as a service mark with the State of California, and has obtained federal registration for certain purposes. The Company also retains common law rights to the name, which it has used for 40 years, and the lack of federal registration for certain purposes, might only pose a problem if the Company were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights. It has also licensed trademarks for certain labels under which it merchandises soft goods.

          D. INDUSTRY AND COMPETITION
          ---------------------------

          The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains (Gart Sports, The Sports Authority, Chicks, Big 5), specialty stores (REI, Turners, Foot Locker, Just for Feet, West Marine), and discount and department stores (Wal-Mart, Nordstrom, Macys, Target, Sears). Industry literature mentions the dominance of sporting good superstore retailers, full-line sporting goods chains with stores typically larger than 30,000 square feet often located in freestanding locations and the consolidation and reorganization of several of the Company's competitors. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Historically, the Company has provided a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise than other superstore retailers in the Southern California area.

          In the last few years, several superstore retailers have attempted to enter or expand their presence in Southern California, however, during the last year, two major competitors announced store closings and are eliminating expansion plans, while another key competitor intends to exploit the departure of competitor stores in Southern California by upgrading its existing stores.

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

     The Internet has been mentioned as a growth area for sporting goods and other retail products and many retailers have announced plans to sell or are currently selling online. The Company will operate its online store through Global Sports Interactive at www.sportchalet.com and expects to open for
                             -------------------
business this fall.

          E.  EMPLOYEES
          -------------

          As of March 31, 1999, the Company had 1,543 full and part-time employees, 1,289 of whom were employed in the Company's stores and 254 of whom were employed in warehouse and delivery operations or in executive office positions. None of the employees are unionized. A typical store has approximately 60 employees, of whom 15 to 30 are in the store at any time on a normal operating basis. Each store employs a store manager, two assistant managers, and five to seven area managers who supervise the sales associates. Additional part-time employees typically are hired during the holiday season.

     F.  YEAR 2000
     -------------

     The Year 2000 issue exists because many computer applications currently use two-digit date fields to designate a year. As the century date occurs, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations, thereby possibly leading to disruptions in normal business processing.

     The Company has conducted a review to identify which systems, both internal and external, will be affected by the "Year 2000" problem, and has developed a project plan and schedule designed to correct those issues and systems under its control.

     The majority of the Company's business processing applications operate on a mainframe computer system. Management believes the mainframe hardware and operating system are now Year 2000 compliant, all programs and data have been appropriately modified and testing is complete. The Company's point of sale, payroll and phone systems also are believed by Management to be Year 2000 compliant.

     The Company has completed substantially all of its Year 2000-conversion project using internal staff spending approximately $200,000 in this effort. The Company believes that the cost associated with becoming Year 2000 compliant has not and is not expected to materially affect its future operating results or financial condition.

     While the Company currently believes that it has completed its Year 2000 conversion project, failure to achieve Year 2000 compliance could have a material adverse impact on the Company's operations. Management believes the most reasonably likely worst case scenario is where the Company would be unable to collect payments from customers through its point-of-sale systems, receive merchandise from vendors or ship merchandise to its own stores.

     In addition, there can be no assurance that the systems of other companies with which the Company does business will also be converted in a timely manner or that failure to convert by other companies would not have a material impact on the Company's operations. While the Company did not formally survey its vendors, Management believes that because the Company purchases merchandise from over 1200 vendors, none of which historically supplies more than 9% of the Company's annual purchases and based on a limited review of vendor disclosure materials, no material disruptions to the Company's operations due to the Year 2000 issues related to third parties are anticipated. However, Management believes the most reasonably likely worst case scenario regarding third parties would be lost sales due to a significant number of the Company's vendors having difficulties shipping merchandise or the Company's inability to accept customer payments because of problems with the bank or credit card processor. The Company continues to evaluate the scope of its contingency plans to establish alternate sources for merchandise and services.

ITEM 2.  PROPERTIES
-------------------

     At March 31, 1999, the Company had eighteen store locations. The following table summarizes the key information on the Company's retail properties:

                                                                                              GROSS
                                                                                             SQUARE
LOCATION                                        OPENING DATE                                FOOTAGE
--------                                        ------------                               --------
La Canada (1)................................   June 1960                                    35,000
Huntington Beach (2)(5)......................   June 1981                                    50,000
La Jolla (3).................................   June 1983                                    15,000
Mission Viejo................................   August 1986                                  30,000
Point Loma (2)...............................   November 1987                                31,000
Marina Del Rey...............................   November 1989                                42,000
Beverly Hills................................   November 1989                                35,000
Brea (2).....................................   April 1990                                   34,000
Oxnard (2)...................................   June 1990                                    36,000
West Hills (2)...............................   June 1991                                    44,000
Burbank......................................   August 1992                                  45,000
Montclair (4)................................   November 1992                                20,000
Torrance.....................................   November 1993                                40,000
Glendora.....................................   November 1993                                40,000
Rancho Cucamonga (2).........................   June 1994                                    36,000
Irvine (2)...................................   November 1995                                35,000
Valencia (2).................................   November 1996                                40,000
Laguna Niguel................................   November 1997                                40,000
Mission Valley...............................   June 1998                                    47,000

---------------------

     (1) The original store opened in 1959. The existing store consists of two nearby facilities - see the discussion below regarding future expansion and relocation.

     (2)   Includes swimming pool facility for SCUBA and kayaking instruction.

     (3) Consists of two nearby facilities - the store was originally opened in a different location in the shopping mall and has been relocated.

     (4) Store opened within the distribution center building in order to utilize excess space.

     (5) Relocated to a newly constructed facility on the same property in August 1995.

     In addition, the Company opened a 42,000 gross square foot store in Long Beach during May 1999 and is in the process of opening a store in Porter Ranch. All retail facilities are located on leased property. The initial terms of the retail leases expire in 1999 through 2015. The La Jolla store lease expires in August 1999 and the Company is currently negotiating with the landlord of that store to move to another building in the same shopping center. The remaining leases are subject to options that extend their terms through 2009 to 2027. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some cases, base rental amounts increase as the lease term progresses, but in some cases, the Company expects that percentage rent will more than offset the base rental amounts.

     The Company leases from entities under the control of Norbert J. Olberz, the Chairman of the Board and the Company's Principal Shareholder (the "Principal Shareholder"), its corporate office space in La Canada, its warehouse and distribution facilities in Montclair, and its stores in La Canada and Huntington Beach. The Company has incurred rental expense to the Principal Shareholder of $1.5 million, $1.5 million, and $1.7 million in fiscal 1997, 1998, and 1999, respectively. The Company believes that the occupancy costs to the Company under each lease are no higher than those which would be charged by an unrelated third party under similar circumstances.

     In 1999 the Company's non-employee Directors have approved a lease for the new store Porter Ranch, California which was built and is owned by North San Fernando Valley Properties, Inc., a California Corporation under the control of the Principal Shareholder. The rental rate for the store will be the amount by which four percent times monthly gross sales exceeds the $49,000 monthly minimum rent. The store is 43,000 square feet. The lease is attached as an exhibit to this Form 10-K.

     During fiscal 1998, the Company's non-employee Directors also had approved a proposal to relocate and expand the La Canada store and corporate offices leased from La Canada Properties, Inc., a California Corporation under the control of the Principal Shareholder. Pursuant to the proposal, the existing lease will be terminated and the store and office relocated to the "Sport Chalet Village," a shopping center in La Canada currently under development by La Canada Properties, Inc. Plans to build the shopping center have been delayed indefinitely due to problems obtaining permits and entitlements from the City of La Canada. Assuming the project proceeds forward, at some unspecified future date, the new rental rate for the store will be the amount by which four percent times monthly gross sales exceeds the $54,250 monthly minimum rent and is expected to be less, on a per foot basis, than under the old lease. The new store will be 50,000 square feet compared to the old store's 35,000 square feet. The new office rental rate will be $10,850 per month compared to $4,500 under the old lease. The new office will be 20,000 square feet compared to the current 10,000 square feet. Management believes that the new facilities, if built, will result in improved operational efficiencies because the site will be larger and all functions can be housed under one roof.

     Management believes that the occupancy costs for the leases described above would be no higher than those which would be charged by an unrelated third party under similar circumstances.

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

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------------------------------------------------------------------------------

          (a)  Market Price for Common Shares -
               ------------------------------

          The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "SPCH". The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter over the last two fiscal years:



Fiscal 1998                                    High              Low
-----------------                             ------            ------
First Quarter                                 $3.125            $2.375
Second Quarter                                $3.375            $2.750
Third Quarter                                 $5.000            $3.375
Fourth Quarter                                $5.375            $4.000

Fiscal 1999
-----------------
First Quarter                                 $6.375            $4.250
Second Quarter                                $6.500            $4.750
Third Quarter                                 $7.625            $4.500
Fourth Quarter                                $7.250            $5.438

          (b) Approximate Number of Holders of Common Shares -
              ----------------------------------------------

          The approximate number of shareholders of the Company's Common Stock as of June 11, 1999 was 281 (excluding individual participants in nominee security position listings) and as of that date, the Company estimates that there were approximately 1,000 beneficial owners holding stock in nominee or "street" name.

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

                                                                                 Year Ended March 31
                                                        ------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                        ----------   -----------   -----------   -----------   -----------
                                                       (In thousands, except per share amounts and selected operating data)
Statements of Income Data:
Net sales............................................   $154,573      $143,014      $137,705      $133,741      $134,735
Cost of goods sold, buying and occupancy
   costs(1)..........................................    106,921       100,239        98,237       100,522        98,443
                                                       -------------------------------------------------------------------
Gross profit.........................................     47,652        42,775        39,468        33,219        36,292
Selling, general and administrative expenses.........     38,873        35,669        34,805        34,235        34,852
Stock award (2)......................................          -         1,468             -             -             -
                                                       -------------------------------------------------------------------

Net income (loss) from operations....................      8,780         5,638         4,663        (1,016)        1,440
Interest expense (income)............................       (243)          175           805         1,224           894
                                                       -------------------------------------------------------------------
Net income (loss) before taxes.......................      9,023         5,463         3,858        (2,240)          546
Income tax provision (benefit).......................      3,609         2,236         1,555          (880)          254
                                                       -------------------------------------------------------------------
Net income (loss)....................................      5,414         3,227         2,303        (1,360)          292
                                                       ===================================================================
Earnings (loss) per share  basic.....................   $    .83      $    .50      $    .35      $   (.21)     $    .04
                                                       ===================================================================
Earnings (loss) per share  diluted...................   $    .80      $    .49      $    .35      $   (.21)     $    .04

Weighted average shares outstanding:
     Basic...........................................      6,530         6,504         6,500         6,500         6,500
                                                       ===================================================================
     Diluted.........................................      6,731         6,587         6,500         6,500         6,500
                                                       ===================================================================

Selected Operating Data:
Stores open at end of period.........................         19            18            18            18            17
Comparable store sales increase (decrease)(3)........        3.2%          3.8%          0.0%         (4.1)%         1.4%

Balance Sheet Data:
Working capital......................................   $ 22,999      $ 18,201      $ 13,040      $ 11,240      $ 14,916
Total assets.........................................     56,567        48,718        44,436        49,508        51,565
Total loans payable..................................          -             -         1,352        10,308         9,333
Total shareholders' equity...........................     36,980        31,521        26,707        24,404        25,764

(1) Includes the direct cost of merchandise, rent and internal costs associated with merchandise procurement, storage and handling. Rent is reclassified from selling, general and administrative expenses to conform with industry reporting practices in all periods presented.

(2) Represents the fair market value of 293,625 unregistered common shares awarded to certain employees by the Principal Shareholder and his spouse, through their Family Trust.

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



                                                       Year ended March 31                            Quarter ended March 31
                                     ------------------------------------------------------    ------------------------------------
                                           1999              1998               1997                 1999               1998
                                     ----------------   ----------------   ----------------    -----------------   ----------------
                                     Amount   Percent   Amount   Percent   Amount   Percent    Amount    Percent   Amount   Percent
                                     ------   -------   ------   -------   ------   -------    ------    -------   ------   -------
Net sales.........................  $154,573   100.0%  $143,014   100.0%  $137,705   100.0%    $39,050    100.0%   $37,091   100.0%
Gross profit......................    47,652    30.8     42,775    29.9     39,468    28.7      12,139    31.1      11,470   30.9
Selling, general and
   Administrative expenses........    38,873    25.2     35,669    24.9     34,805    25.3      10,224    26.2       9,568   25.8
Stock award.......................         -       -      1,468     1.0          -       -           -       -       1,468    4.0
Income (loss) from operations.....     8,780     5.7      5,638     3.9      4,663     3.4       1,915     4.9         434    1.2
Interest expense (income).........      (243)   (0.2)       175     0.1        805      .6        (125)   (0.3)        (40)  (0.1)
Income (loss) before taxes........     9,023     5.8      5,463     3.8      3,858     2.8       2,040     5.2         474    1.3
Net income (loss).................     5,414     3.5      3,227     2.3      2,303     1.7       1,302     3.3         281    0.8
Earnings (loss) per share:
      Basic.......................       .83                .50                .35                 .20                 .04
      Diluted.....................       .80                .49                .35                 .19                 .04

          Fiscal 1999 Compared to Fiscal 1998. Sales increased from $143.0 million to $154.6 million, an 8.1% increase. Comparable store sales increased 3.2% reflecting, in Management's opinion, stronger consumer demand in Southern California favoring the Company's product mix and continuing improvements in merchandising and customer service, offset partially by the lack of "El Nino" driven weather conditions which favorably impacted sales levels of winter-related merchandise in the third and fourth quarters of the prior fiscal year. In addition, one new store was opened during June 1998 and another during November 1997, while the under-performing El Cajon store was closed in September 1997.

          Gross profit for the period increased as a percent of sales from 29.9% to 30.8% reflecting strong consumer demand and continued improvements in inventory procurement systems and practices, which led to more efficient inventory levels as well as further reductions in inventory shrinkage.

          Selling, general and administrative ("SG&A") expenses increased slightly as a percent of sales, 25.2% in fiscal 1999 compared to 24.9% in the prior year as increased sales and net income in fiscal 1999 resulted in increases in incentive-based labor costs.

          For fiscal 1998 the Stock Award by the Principal Shareholder and his spouse, through their Family Trust, of 293,625 unregistered shares to more than one hundred employees and certain Directors resulted in compensation expense and a decrease to net income of $1.5 million. As a consequence, earnings per share was reduced by $.13 on an after-tax basis. No such award was made in fiscal 1999.

          Interest income increased to $243,000 from an expense of $175,000 last year due to investments of cash reserves generated by increased net income.

          The effective tax rate as a percent of pretax income is 40.0% for fiscal 1999 and 40.9% for fiscal 1998. These rates differ from the statutory rate of 39.8% as a result of permanent differences between financial reporting and tax-basis income.

          Net income increased to $5.4 million from $3.2 million in the prior year primarily due to increased sales, improved gross profit margins and the impact of the Stock Award in the prior fiscal year. Diluted earnings per share increased to $.80 from $.49 due primarily to increased net income.

          Fourth Quarter 1999 Compared to Fourth Quarter 1998. Sales increased from $37.1 million to $39.1 million, a 5.4% increase. Comparable store sales increased 0.9% reflecting, in Management's opinion, stronger consumer demand in Southern California favoring the Company's product mix and continuing improvements in merchandising and customer service, offset partially by the lack of "El Nino" driven weather conditions which favorably impacted sales levels of winter-related merchandise in the prior fiscal year quarter. In addition, one new store was opened during June 1998.

          Gross profit for the period increased as a percent of sales from 30.9% to 31.1% strong consumer demand and continued improvements in inventory procurement systems and practices, which led to more efficient inventory levels as well as further reductions in inventory shrinkage.

          Selling, general and administrative expenses increased from 25.8% to
26.2 as a percent of sales as increased sales and net income in fiscal 1999 resulted in increases in incentive-based labor costs.

          For the fourth quarter 1998 the Stock Award by the Principal Shareholder and his spouse, through their Family Trust, of 293,625 unregistered shares to more than one hundred employees and certain Directors resulted in compensation expense and a decrease to net income of $1.5 million. As a consequence, earnings per share was reduced by $.13 on an after-tax basis. No such award was made in the fourth quarter of fiscal 1999.

          Interest income increased to $125,000 from $40,000 last year as a result of increased cash reserves generated by increased earnings during fiscal 1999.

          The effective income tax rate as a percent of pretax income for the fourth quarter 1999 is 36.2% compared to 40.7% for the same period of fiscal 1998. The result of timing differences between quarters of fiscal 1999.

          Net income increased to $1.3 million from $281,000 and earnings per share increased to $.20 from $.04 as a result of increased sales, improved gross profit margins and the impact of the Stock Award in the prior fiscal year.

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

          Selling, general and administrative expenses decreased slightly as a percent of sales, 24.9% in fiscal 1998 compared to 25.3% in the prior year. Increases in incentive-based labor costs were offset by cost reductions in other areas as well as increased sales.

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

Liquidity and Capital Resources

          The Company's primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met the Company's liquidity needs. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements for the next 2 to 3 fiscal years.

          Net cash provided by operating activities was $9.6 million, $9.2 million and $12.7 million for fiscal 1999, 1998 and 1997, respectively. Net income provided cash of $5.4 million, $3.2 million and $2.3 million in fiscal 1999, 1998 and 1997. Included in net income, depreciation provided $3.2 million, $2.9 million and $2.9 million of cash for fiscal 1999, 1998, and 1997, respectively. In fiscal 1998, stock awards provided an additional $1.6 million.

          During fiscal 1999, inventories increased $1.7 million primarily the result of adding one new store, while during fiscal 1998 and 1997 inventories decreased $282,000 and $5.0 million as a result of the implementation of a perpetual inventory system and improved procurement practices.

          Accounts payable increased $1.6 million during fiscal 1999 directly related to the increase in inventory. During fiscal 1998 accounts payable decreased $976,000 in contrast to an increase of $691,000 during fiscal 1997 due to changes in the timing of vendor payments.

          Other accrued expenses decreased $61,000 during fiscal 1999 compare to an increase of $1.3 million during fiscal 1998 and $216,000 during fiscal 1997 primarily due to expenses related to the sales volume increases during the fourth quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997.

          Net cash used in investing activities was $3.3 million, $3.4 million and $4.0 million for fiscal 1999, 1998 and 1997, respectively. In fiscal 1999 one store was added and during 1998 one store was relocated. In fiscal 1997, one store was relocated and another was remodeled and a new computer system was installed. In fiscal 1999, 1998 and 1997, ongoing capital expenditures for the Company's existing stores totaled $2.3 million, $2.6 million and $2.2 million, respectively.

          Related to the Company's expansion plans capital expenditures are forecasted to be much higher than in the past, during fiscal 2000 the Company has forecasted capital expenditures of $8.4 million. Approximately $3.5 million of this amount will be used to relocate one store and opening at least two new stores. In addition, approximately $2 million will be used on implementing the Company's three-year strategic plan regarding information technology.

          Historically, net cash used in or provided by financing activities has resulted primarily from the advance or pay down of a revolving credit line. For fiscal 1999 there were no borrowings. For fiscal 1998 and 1997, peak borrowings on that credit line were $4.9 million, $14.2 million, respectively.

          In June 1998 the Company modified a credit facility from Bank of America National Trust and Savings Association, Inc. (the "Lender") which provides for advances up to $10 million less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. Interest accrues at prime less 1/2% or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company's option.
This credit facility expires on August 31, 2000 and the Company expects to renegotiate and extend the term of this agreement before that date.

          The Company's obligation to the Lender is presently secured by a first priority lien on substantially all of the Company's non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restricts the level of losses and capital expenditures, calculated on a quarterly basis. In addition, the Company must reduce borrowings to $2 million or less for 30 consecutive days during each fiscal year. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures over the next 2 to 3 fiscal years and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could cause the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

          No cash dividends have been declared on common stock in fiscal 1999. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Seasonality and Quarterly Fluctuations

          As noted previously, the months of November, December and January historically have accounted for the largest percentage of the Company's net sales and a significant portion of its net income. As is typical with other sporting goods retailers, the Company's sales volume increases significantly during the Christmas holiday season and the peak ski and snowboard season generally corresponds to this three-month period.

          The Company's operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California, particularly the Mammoth Mountain resort in the eastern Sierra Nevada mountains. An early snowfall at Mammoth often has influenced sales because it generally extends the demand for winter apparel and equipment while a late snowfall may have the opposite effect.

          Although the third and fourth quarters of fiscal 1998 experienced strong sales of winter-related products as a result of the "El Nino" weather conditions which provided unusually consistent snowfall throughout the period, Management currently projects little or no growth in winter-related product sales relative to other specialty product areas of the Company's business. Accordingly, the effect of snow conditions on the Company's operating results have been and are being partially mitigated by Management's actions to diversify the Company's product mix. Notwithstanding the overall increase in sales of winter related products, such sales have decreased over the last five fiscal years from 26% in fiscal 1994 to 18% in fiscal 1999 as a percentage of the total Company sales revenue.

          Suppliers in the ski and snowboard industry require that commitments be made for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, the Company places its orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, the Company may be required to mark down its winter related merchandise.

Disclosure Regarding Forward-Looking Statements

          The statements which are not historical facts contained in this Annual Report on Form 10-K are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may" or similar expressions used in this Annual Report as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Annual Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, trade restrictions and other risks detailed in the Company's Security and Exchange Commission filings.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

          None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          The following table sets forth the names and ages of all directors and executive officers as of June 29, 1999, indicating all positions and offices presently held by each.


Name                    Age   Position
----                    ---   --------
Norbert J. Olberz        74   Chairman of the Board and Interim Chief Executive Officer

Eric S. Olberz           36   Director

John R. Attwood          68   Director

Kenneth Olsen            81   Director

Craig L. Levra           40   Director, President and Chief Operating Officer

Dennis D. Trausch        49   Executive Vice President

Howard K. Kaminsky       41   Senior Vice President - Finance, Chief Financial Officer and Secretary

Ronald G. Mann           48   Senior Vice President - General Merchandise Manager

          Norbert J. Olberz is the Company's founder and has been its Controlling Shareholder and Chairman of the Board since it was founded in 1959, Interim President from April 1995 through November 1997 and Interim Chief Executive Officer since April 1995.

          Eric S. Olberz has been a Director since 1992. Mr. Olberz recently received a Bachelors degree with an emphasis in accounting from National University and sat for the Certified Public Accountants Examination. He intends to seek a staff accountant position with a public accounting firm. Mr. Olberz was President and owner of Camp 7, Inc., a soft goods manufacturing operation located in Santa Ana, California from July 1995 through October 1996 and Vice Chairman of the Company from October 1994 to July 1995, Vice President from 1984 through October 1994 and Secretary from October 1992 to July 1995. Mr. Olberz resigned as an officer and employee concurrently with Camp 7, Inc.'s acquisition of the Company's soft goods manufacturing operations in July 1995. Mr. Olberz is the son of Norbert J. Olberz, the Principal Shareholder.

          John R. Attwood has been a Director of the Company and Chairman of the Board's Compensation Committee since February 1993. Mr. Attwood is the President of Attwood Enterprises, a consulting business. He was the former Chairman of Coca-Cola Bottling of Los Angeles and Senior Vice President and a Group President at Beatrice Companies, Inc., the parent company of Coca-Cola Bottling of Los Angeles, until his retirement in 1986. Mr. Attwood currently serves on the board of directors of Verdugo Hills Hospital, a non-profit hospital organization.

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

          Craig L. Levra, Director since November 1998 and President and Chief Operating Officer since November 1997. Prior to joining the Company, Mr. Levra had been employed by The Sports Authority, the nation's largest sporting goods retailer. During his five year tenure with that company, he held positions of increasing responsibility in merchandising and operations and was Vice President of Store Operations at the time of his departure. Mr. Levra has an extensive retail background having worked for several major retail chains including the HomeClub (the predecessor to HomeBase) and the All-American SportsClub. Mr. Levra received a Bachelors degree and a Masters degree in Business Administration from the University of Kansas.

          Dennis D. Trausch, Executive Vice President since June 1988. Since joining the Company in 1976, Mr. Trausch has served in various positions of increasing responsibility in store and Company operations. He oversees all store and distribution center operations, including human resources and customer service, as well as being responsible for site selection and leasing.

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

          Ronald G. Mann, Senior Vice President - General Merchandise Manager since August 1998. Before joining the Company, Mr. Mann had been employed since 1976 at the large sporting goods retailer Big 5 Sporting Goods, where he held positions of increasing responsibility in operations and merchandising and was the Assistant Merchandise Manager at the time of his departure. Mr. Mann received his Bachelor of Arts degree from California State University, Northridge immediately prior to joining Big 5.

          Norbert J. Olberz, the Principal Shareholder, owns approximately 67% of the Company's outstanding Common Stock at March 31, 1999. As a result, the Principal Shareholder has sufficient voting power to determine the outcome of any matters submitted to the Company's shareholders for approval.

          Other information responding to Item 10 was included in the Registrant's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          Information responding to Item 11 was included in the Registrant's proxy statement with respect to its 1999 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

          Information responding to Item 12 was included in the Registrant's proxy statement with respect to its 1999 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          Information responding to Item 13 was included in the Registrant's proxy statement with respect to its 1999 Annual Meeting of Shareholders and is incorporated by reference herein pursuant to General Instruction G(3).


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

          (2)  Schedules - Not applicable.

          (3)  Exhibits - See Index on Page E-1 hereof.

(b)       Reports on Form 8-K

          None.

                               Sport Chalet, Inc.

                     Index to Audited Financial Statements




Report of Independent Auditors
Statements of Income for each of the three years in the period ended March 31,
 1999
Balance Sheets as of March 31, 1999 and 1998
Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1999
Statements of Cash Flows for each of the three years in the period ended March
 31, 1999
Notes to Financial Statements

Report of Independent Auditors

The Shareholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                /s/ Ernest & Young LLP

Los Angeles, California
May 19, 1999

                               Sport Chalet, Inc.

                              Statements of Income


                                                                                 Year ended March 31
                                                                 1999                  1998                 1997
                                                           ----------------------------------------------------------------
Net sales............................................         $154,573,318         $143,014,062          $137,705,280
Cost of goods sold, buying and occupancy.............          106,920,821          100,239,085            98,237,416
                                                           ----------------------------------------------------------------
Gross profit.........................................           47,652,497           42,774,977            39,467,864
Selling, general and administrative expenses.........           38,872,850           35,668,411            34,804,322
Stock award (Note 6).................................                                 1,468,125
                                                           ----------------------------------------------------------------
Income from operations...............................            8,779,647            5,638,441             4,663,542
Interest expense (income)............................             (243,366)             175,594               805,284
                                                           ----------------------------------------------------------------

Income before taxes..................................            9,023,013            5,462,847             3,858,258

Income tax provision.................................            3,609,000            2,236,000             1,555,000
                                                           ----------------------------------------------------------------
Net income...........................................         $  5,414,013         $  3,226,847          $  2,303,258
                                                           ================================================================

Earnings (loss) per share:
 Basic...............................................         $        .83         $        .50          $        .35
                                                           ================================================================
 Diluted.............................................         $        .80         $        .49          $        .35
                                                           ================================================================

Weighted average number of common shares outstanding:
  Basic..............................................            6,529,667            6,504,000             6,500,000
  Diluted............................................            6,731,244            6,587,000             6,500,000

See accompanying notes.

                              Sport Chalet, Inc.

                                Balance Sheets
                                                                                              March 31
Assets                                                                               1999                 1998
                                                                                  -----------------------------------
Current assets:
 Cash.......................................................................         $10,829,102          $ 4,970,335
 Accounts receivable, less allowance of $28,000 in 1999
 and 1998...................................................................             604,296              409,635
 Merchandise inventories (Note 2)...........................................          29,518,546           27,812,058
 Prepaid expenses and other current assets..................................             268,343              205,297
 Deferred income taxes (Note 5).............................................           1,263,779            1,134,400
 Refundable income tax......................................................                  --              675,521
                                                                                  -----------------------------------
Total current assets........................................................          42,484,066           35,207,246
Furniture, equipment and leasehold improvements:............................
 Furniture, fixtures and office equipment...................................          14,191,841           12,615,227
 Rental equipment...........................................................           3,238,145            2,684,207
 Vehicles...................................................................             813,168              813,168
 Leasehold improvements.....................................................          10,657,242           10,177,392
                                                                                  -----------------------------------
                                                                                      28,900,396           26,289,994
 Less allowance for depreciation and amortization...........................          15,398,980           12,846,057
                                                                                  -----------------------------------
                                                                                      13,501,416           13,443,937
Other assets (Note 6).......................................................             581,262               66,730
                                                                                  -----------------------------------
Total assets................................................................         $56,566,744          $48,717,913
                                                                                  ===================================
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable...........................................................         $11,228,511          $ 9,610,860
 Salaries and wages payable.................................................           2,962,400            2,842,807
 Other accrued expenses (Note 4)............................................           4,491,568            4,552,352
 Income tax payable.........................................................             802,943                   --
                                                                                  -----------------------------------
Total current liabilities...................................................          19,485,422           17,006,019

Deferred income taxes (Note 5)..............................................             101,140              191,225
Commitments and contingencies (Note 4)

Shareholders' equity (Note 6):
 Preferred stock, $.01 par value:
  Authorized shares -- 2,000,000
  Issued and outstanding shares -- none.....................................                   --                  --
 Common stock, $.01 par value:
  Authorized shares -- 15,000,000
  Issued and outstanding shares -- 6,532,000 in 1999 and 6,525,000 in 1998..              65,320               65,250
 Additional paid-in capital.................................................          21,532,107           21,486,677
 Retained earnings..........................................................          15,382,755            9,968,742
                                                                                  -----------------------------------
Total shareholders' equity..................................................          36,980,182           31,520,669
                                                                                  -----------------------------------
Total liabilities and shareholders' equity..................................         $56,566,744          $48,717,913
                                                                                  ===================================

See accompanying notes.

                               Sport Chalet, Inc.

                       Statements of Shareholders' Equity


                                            Common Stock         Additional        Retained
                                         Shares      Amount    Paid-in Capital     Earnings        Total
                                       ---------------------------------------------------------------------
Balance at March 31, 1996............   6,500,000    $65,000       $19,900,052    $ 4,438,637    $24,403,689
 Net income for 1997                           --         --                --      2,303,258      2,303,258
                                       ---------------------------------------------------------------------
Balance at March 31, 1997............   6,500,000     65,000        19,900,052      6,741,895     26,706,947
 Shares granted to officer...........      25,000        250           118,500             --        118,750
 Contribution by principal
 shareholder (Note 6)................          --         --         1,468,125             --      1,468,125
 Net income for 1998.................          --         --                --      3,226,847      3,226,847
                                       ---------------------------------------------------------------------
Balance at March 31, 1998............   6,525,000     65,250        21,486,677      9,968,742     31,520,669
 Shares granted to employees.........       7,000         70            45,430             --         45,500
 Net income for 1999.................          --         --                --      5,414,013      5,414,013
                                       ---------------------------------------------------------------------
Balance at March 31, 1999............   6,532,000    $65,320       $21,532,107    $15,382,755    $36,980,182
                                       =====================================================================

See accompanying notes.

                               Sport Chalet, Inc.

                            Statements of Cash Flows


                                                                                     Year ended March 31
                                                                    ---------------------------------------------------------
                                                                      1999                 1998                   1997
                                                                    ---------------------------------------------------------
Operating activities
Net income..................................................         $ 5,414,013          $  3,226,847          $   2,303,258
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization.............................           3,215,312             2,926,309              2,903,070
  Loss (gain) on disposal of equipment......................             (33,706)              287,025                478,878
  Stock compensation........................................              45,500             1,586,875                     --
  Deferred income taxes.....................................            (219,464)              445,853               (268,124)
  Changes in operating assets and liabilities:
   Accounts receivable......................................            (194,661)               66,435                485,805
   Merchandise inventories..................................          (1,706,488)              281,577              4,975,687
   Prepaid expenses and other current assets................             (63,046)              148,984                 13,131
   Note receivable..........................................                  --                    --                212,710
   Refundable income taxes..................................             675,521              (371,363)               (18,647)
   Accounts payable.........................................           1,617,651              (975,801)               691,006
   Salaries and wages payable...............................             119,593               641,912                350,106
   Other accrued expenses...................................             (60,784)            1,286,270                216,153
   Income taxes payable.....................................             802,943              (324,000)               324,000
                                                                     --------------------------------------------------------
Net cash provided by operating activities...................           9,612,384             9,226,923             12,667,033

Investing activities
Purchases of furniture, equipment and leasehold
  improvements..............................................          (3,300,013)           (3,355,937)            (4,145,686)
Other assets................................................            (514,532)                   --                     --
Proceeds from sale of assets................................              60,928                    --                117,000
                                                                     --------------------------------------------------------
Net cash used in investing activities.......................          (3,753,617)           (3,355,937)            (4,028,686)

Financing activities
Proceeds from bank and other borrowings.....................                  --            35,987,095            133,618,058
Repayments of bank and other borrowings.....................                  --           (37,338,860)          (142,573,853)
                                                                     --------------------------------------------------------
Net cash used in financing activities.......................                  --            (1,351,765)            (8,955,795)
                                                                     --------------------------------------------------------
Increase (decrease) in cash.................................           5,858,767             4,519,221               (317,448)
Cash at beginning of year...................................           4,970,335               451,114                768,562
                                                                     --------------------------------------------------------
Cash at end of year.........................................         $10,829,102          $  4,970,335          $     451,114
                                                                     ========================================================
Cash paid during the year for:
  Income taxes..............................................         $ 2,350,000          $  2,575,842          $   1,516,168
  Interest..................................................                  --               175,594                872,073


See accompanying notes.

                              Sport Chalet, Inc.

                         Notes to Financial Statements

1. Description of Business

Sport Chalet, Inc. (the Company) is an operator of full service, specialty sporting goods superstores in Southern California. As of March 31, 1999, the Company had 19 stores, eight of which are located in Los Angeles County, five in Orange County, three in San Diego County, two in San Bernardino County, and one in Ventura County.

The Chairman of the Board (Principal Shareholder) owned approximately 67% of the Company's outstanding common stock at March 31, 1999.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

The Company is potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits in the event of nonperformance by the related financial institution. However, Company Management does not anticipate nonperformance by these financial institutions.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market and consist principally of merchandise held for resale. The Company considers cost to include the direct cost of merchandise, plus internal costs associated with merchandise procurement, storage and handling.

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

                              Sport Chalet, Inc.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $3,960,886, $2,786,799 and $2,873,299 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

                              Sport Chalet, Inc.

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:


                                                                                    March 31
                                                                      1999            1998            1997
                                                              -------------------------------------------------
                                                                     (in thousands, except per share data)
Basic EPS computation:
 Numerator............................................                   $5,414          $3,227          $2,303

 Denominator:
  Weighted average common shares
   outstanding........................................                    6,530           6,504           6,500
                                                              -------------------------------------------------
 Basic earnings per share.............................                   $  .83          $  .50          $  .35
                                                              -------------------------------------------------

Diluted EPS computation:
 Numerator............................................                   $5,414          $3,227          $2,303

 Denominator:
  Weighted average common shares outstanding..........                    6,530           6,504           6,500
  Incremental shares from assumed conversion of
   options............................................                      201              83              --
                                                              -------------------------------------------------
Total weighted average common shares -- assuming
 dilution.............................................                    6,731           6,587           6,500
                                                              -------------------------------------------------
Diluted earnings per share............................                    $ .80           $ .49           $ .35
                                                              -------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                              Sport Chalet, Inc.

2. Summary of Significant Accounting Policies (continued)

Major Supplier

During 1999 and 1998, the Company purchased approximately 9% and 12%, respectively, of its inventory from one supplier. At March 31, 1999 and 1998, the amount due to this supplier constituted approximately 7% and 10% of accounts payable, respectively.

Reclassification

Certain amounts in March 31, 1997 and 1998 financial statements have been reclassified to conform with the March 31, 1999 classification.

3. Loans Payable to Bank

The Company has a credit facility with Bank of America National Trust and Savings Association, Inc. (lender) which provides for advances up to $10 million less the amount of any outstanding draws up to a maximum of $1.5 million in authorized letters of credit. Maximum borrowings generally may not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest shall accrue at prime less 1/2% depending on cash flow (7.25% at March 31, 1999) or may be fixed for a period of time at the then current rate established under one of several indicies, all at the Company's option. This credit facility expires August 31, 2000. The primary covenants in the credit facility with the lender require the Company to maintain certain minimum cash flow coverage and debt to equity ratios, and restricts the level of losses and capital expenditures, calculated on a quarterly basis. This loan is secured by substantially all of the Company's non-real estate assets.

At March 31, 1999, the Company had no letters of credit outstanding.

There were no borrowings during fiscal 1999. The weighted average interest rate on short-term borrowings was 8.43% and 8.75% for the years ended March 31, 1998 and 1997, respectively.

4. Commitments and Contingencies

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

                              Sport Chalet, Inc.

4. Commitments and Contingencies (continued)

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 1999:

2000.....................................................         $ 7,328,939
2001.....................................................           6,609,649
2002.....................................................           6,648,860
2003.....................................................           6,252,773
2004.....................................................           6,001,355
Thereafter...............................................          35,865,560
                                                                -------------
                                                                  $68,707,136
                                                                =============

Total rent expense amounted to $11,765,848, $11,015,404 and $10,451,676 for the years ended March 31, 1999, 1998 and 1997, respectively, of which $1,670,113, $1,524,389 and $1,498,092, respectively, was paid on the leases with the Principal Shareholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $748,789, $752,151 and $557,155 for the years ended March 31, 1999, 1998 and 1997, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Shareholder of $115,697 at March 31, 1999 and $76,267 at March 31, 1998.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company Management, resolution of such matters will not have a material effect on its financial position or results of operations.

5. Income Taxes

The provision (benefit) for income taxes for the years ended March 31, 1999, 1998 and 1997, consists of the following:

                                                 1999                1998               1997
                                               ---------------------------------------------------

Federal:
 Current................................         $2,876,000          $1,609,000         $1,560,000
 Deferred...............................            (67,000)            109,000           (363,000)
                                               ---------------------------------------------------

                                                  2,809,000           1,718,000          1,197,000
State:
 Current................................            803,000             476,000            365,000
 Deferred...............................             (3,000)             42,000             (7,000)
                                               ---------------------------------------------------
                                                    800,000             518,000            358,000
                                               ---------------------------------------------------
                                                 $3,609,000          $2,236,000         $1,555,000
                                               ===================================================

                              Sport Chalet, Inc.

5. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1999 and 1998 are as follows:

                                                         1999                                   1998
                                             ------------------------------------------------------------------------
                                                                     Non-                                    Non-
                                                  Current           current              Current            current
                                             ------------------------------------------------------------------------
Deferred tax liabilities:
 Tax over book depreciation............         $       --         $(125,548)          $       --         $(208,673)
                                             ------------------------------------------------------------------------
Total deferred tax liabilities.........                 --          (125,548)                  --          (208,673)
Deferred tax assets:
 Uniform cost capitalization...........             53,989                --               94,628                --
 Markdown reserve......................            642,600                --              562,900                --
 Accrued vacation......................            214,216                --              345,282                --
 Other.................................            352,974            24,408              131,590            17,448
                                             ------------------------------------------------------------------------

Total deferred tax assets..............          1,263,779            24,408            1,134,400            17,448
                                             ------------------------------------------------------------------------
Total deferred tax asset
(liability)............................         $1,263,779         $(101,140)          $1,134,400         $(191,225)
                                             ========================================================================

A reconciliation of the provision for income taxes for the years ended March 31, 1999, 1998 and 1997 with the amount computed using the federal statutory rate follows:

                                                          1999               1998                1997
                                                    -------------------------------------------------------
Statutory rate, 34% applied to income before
 taxes.........................................         $3,068,000          $1,857,000         $1,312,000

State taxes, net of federal tax effect.........            528,000             342,000            237,000
Other, net.....................................             13,000              37,000              6,000
                                                    -------------------------------------------------------
                                                        $3,609,000          $2,236,000         $1,555,000
                                                    =======================================================

6. Award Plans and Stock Award

Award Plan

The Company has an Incentive Award Plan (1992 Plan) under which stock options or other awards to purchase or receive up to 1,200,000 shares of the Company's common stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over three to five-year period and if not exercised, expire ten years from the date of grant. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards.

                              Sport Chalet, Inc.

6. Award Plans and Stock Award (continued)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 1998 and 1997: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of .46 for 1999, .47 for 1998 and .30 for 1997; and a weighted average expected life of the option of five years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


The pro forma information follows:

                                                                             March 31
                                                            1999              1998               1997
                                                         --------------------------------------------------
Pro forma net income.............................         $5,274,449        $3,173,829         $2,273,954

Pro forma earnings per common share:
 Basic...........................................                .81              0.49               0.35
 Diluted.........................................                .80              0.49               0.35

The effect of compensation expense from stock options in the 1997 pro forma net income reflects the second year of vesting of the 1996 awards and the first year of vesting of 1997 awards. Not until 1998 was the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

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

                              Sport Chalet, Inc.

6. Award Plans and Stock Award (continued)

Award Plan (continued)

A summary of the Company's stock option activity and related information follows:

                                                  March 31, 1999            March 31, 1998             March 31, 1997
                                          ---------------------------------------------------------------------------------
                                                          Weighted                    Weighted                   Weighted
                                                           Average                    Average                    Average
                                              Options      Exercise      Options      Exercise      Options      Exercise
                                                            Price                      Price                      Price
                                          ---------------------------------------------------------------------------------
Outstanding at
 beginning of year.................            568,000      $3.73         240,000       $2.52        242,000        $2.51
  Granted..........................             50,000       6.46         328,000        4.62          3,000         3.13
  Exercised........................                 --                         --                         --
  Canceled.........................                 --                         --                     (5,000)
                                              --------                   --------                   --------
Outstanding at end of
 year..............................            618,000      $3.95         568,000       $3.73        240,000        $2.52
                                              ========                   ========                   ========

Exercisable at end of
 year..............................            218,200      $2.88         106,80        $2.63         59,400        $2.80
                                              ========      =====        =======        =====       ========        =====
Weighted average fair
 value of options
 granted during the year...........                 --      $2.83             --        $2.23             --        $0.88

Exercise prices for options outstanding as of March 31, 1999, ranged from $2.375 to $7.75. The weighted average remaining contractual life of those options is nine years.

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

                              Sport Chalet, Inc.

7. Employee Retirement Plan

Effective April 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the 401(k) Plan). All employees who have been employed by the Company for at least one year of service (provided that such service represents a minimum of 1,000 hours worked during the year) and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 15% of their current compensation, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee's current compensation. The Company expense related to this plan was $114,973 and $108,623 for the years ended March 31, 1999 and 1998, respectively.

8. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

                                                   First          Second          Third          Fourth
                                                  Quarter         Quarter        Quarter         Quarter
                                              -------------------------------------------------------------
Fiscal 1999
Net sales.................................        $32,097         $36,192        $47,234        $39,050
Gross profit..............................          9,518          10,898         15,097         12,139
Income from operations....................            938           1,554          4,372          1,915
Net income................................            571             949          2,592          1,302
Basic earnings per share..................            .09             .15            .40            .20
Diluted earnings per share................            .09             .14            .38            .19

                                                   First          Second          Third        Fourth(1)
                                                  Quarter         Quarter        Quarter        Quarter
                                             -------------------------------------------------------------
Fiscal 1998
Net sales.................................        $29,219         $32,906        $43,798        $37,091
Gross profit..............................          8,049           9,095         14,161         11,470
Income from operations....................            498             817          3,889            434
Net income................................            246             456          2,243            281
Basic earnings per share..................            .04             .07            .35            .04
Diluted earnings per share................            .04             .07            .34            .04

  (1) The stock award discussed in Note 6 amounted to a pretax charge of $1,468 in the fourth quarter 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 29, 1999.


                              SPORT CHALET, INC.
                              (Registrant)



                              By:         /s/ NORBERT J. OLBERZ
                                 ---------------------------------------
                                 Norbert J. Olberz, Chairman and Interim
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.


Signature



PRINCIPAL EXECUTIVE OFFICER             DIRECTORS



/s/  NORBERT J. OLBERZ                  /s/ CRAIG L. LEVRA
----------------------------            ---------------------------------------
Norbert J. Olberz                       Craig L. Levra, Director, President and
Chairman and Interim Chief              Chief Operating Officer
Executive Officer

                                        /s/ JACK R. ATTWOOD
                                        ----------------------------------------
PRINCIPAL FINANCIAL AND                 John R. Attwood, Director
ACCOUNTING OFFICER

/s/ HOWARD K. KAMINSKY                  /s/ KENNETH OLSEN
-----------------------------           ----------------------------------------
Howard K. Kaminsky                      Kenneth Olsen, Director
Senior Vice President - Finance,
Chief Financial Officer and Secretary


                                        /s/ ERIC S. OLBERZ
                                        ----------------------------------------
                                        Eric S. Olberz, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION

3.1         Certificate of Incorporation of Sport Chalet, Inc.                                                                (1)

3.2         Bylaws of Sport Chalet, Inc.                                                                                      (1)

4.1         Form of Certificate for the Common Stock.                                                                         (1)

10.1        Credit Agreement, dated August 1, 1992, between the Company and Wells Fargo Bank                                  (2)

10.2        Letter dated October 8, 1992 by Wells Fargo Bank.                                                                 (2)

10.3        1992 Incentive Award Plan of the Company.                                                                         (2)

10.4        Form of Nonemployee Director Stock Option Incentive Award Agreement.                                              (2)

10.5        Form of Key Employee Stock Option Incentive Award Agreement.                                                      (2)

10.6        Tax Indemnity Agreement, dated October 8, 1992, between the Company and Norbert J. Olberz.                        (2)

10.7        Form of Director and Officer Indemnification Agreement.                                                           (2)

10.8        Form of Employee Stock Option Incentive Award Agreement.                                                          (3)

10.9        Credit Agreement Between the Company and Wells Fargo Bank dated December 1, 1992.                                 (4)

10.10       Camp 7 Manufacturing Operations Lease dated March 1, 1993, between the Company and Eric Steven Olberz.            (5)

10.11       First through Fourth Amendment to Credit Agreement between the Company and Wells Fargo Bank dated December        (6)
            1, 1992.

10.12       Credit Agreement between the Company and Wells Fargo Bank dated June 1, 1994                                      (7)

10.13       Huntington Beach store lease, dated August 25, 1994 between the Company and Huntington Beach Properties,          (8)
            Inc., a California Corporation.

10.14       Letter Regarding Resignation of Samuel G. Allen                                                                   (9)

10.15       Letter Regarding Resignation of Joseph H. Coulombe                                                               (10)

10.16       Severance and General Release Agreement with Samuel G. Allen                                                     (10)

10.17       Employment Contract for Joseph H. Coulombe                                                                       (10)

10.18       Employment Contract for Kim D. Robbins                                                                           (10)

10.19       Agreement for sale of Sport Chalet Manufacturing, dated June 23, 1995 by and among the Company, Eric S.          (10)
            Olberz and Camp 7, a California corporation.

10.20       Security Agreement [Debtor in Possession] dated June 23,1995 and executed by Camp 7, Inc., a California          (10)
            corporation, as Borrower, on behalf of the Company, as Secured Party.

10.21       Continuing Guaranty dated June 23, 1995 executed by Eric S. Olberz, as Guarantor, on behalf of the               (10)
            Company, as lender.

10.22       Promissory Note dated June 23, 1995 executed by Camp 7, Inc., a California corporation, as Maker on behalf       (10)
            of the Company.

10.23       Agreement of Assignment and Assumption of Lease and Consent of Landlord, dated June 23, 1995, by and among       (10)
            the Company, as Assignor, Camp 7, Inc., a California corporation, as Assignee and Eric S. Olberz, as
            Landlord.

10.24     Pledge Agreement dated June 23, 1995, by and between Eric S. Olberz, as Pledgor, and the Company, as          (10)
          Pledgee.

10.25     Licensing Agreement dated June 23, 1995, by and between the Company as Licensee, and Camp 7, Inc., a          (10)
          California corporation, as Licensor

10.26     Indemnification Agreement dated June 23, 1995, by Eric S. Olberz, as Indemnitor, on behalf of the Company,    (10)
          as Indemnity [if required].

10.27     Severance and General Release Agreement with Eric S. Olberz.                                                  (10)

10.28     Pomona Warehouse lease, dated August 10, 1995, between the company and Montclair Warehouse, Inc., a           (11)
          California Corporation.

10.29     Waiver of Loan Covenant by Bank dated February 13, 1996.                                                      (12)

10.30     Loan and Security Agreement dated as of May 14, 1996, between the Company and BankAmerica Business Credit,    (13)
          Inc., together with schedules thereto.

10.31     Letter of Credit Financing Agreement Supplement to Loan and Security Agreement dated as of May 14,1996        (13)
          between the Company and BankAmerica Business Credit, Inc.

10.32     Side Letter, dated as of May 14, 1996, between the Company and BankAmerica Business Credit, Inc.,             (13)
          respecting the Aggregate Rent Reserve.

10.33     Termination Agreement and Mutual General Release dated March 25, 1997 among the Company, BankAmerica          (14)
          Business Credit, Inc. and Bank of America National Trust and Savings Association.

10.34     Business Loan Agreement dated as of March 25, 1997 between the Company and Bank of America National Trust     (14)
          and Savings Association, together with related exhibits.

10.35     Employment Agreement for President and Chief Operating Officer                                                (15)

10.36     Amendment No. 1 to Business Loan Agreement                                                                    (16)

10.37     Business Loan Agreement dated as of June 19, 1998 between the Company and Bank of America National Trust      (17)
          and Savings Association.

10.38     La Canada store lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a               (17)
          California Corporation.

10.39     La Canada office lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a              (17)
          California Corporation.

10.40     Employment contract for Senior Vice President - General Merchandise Manager                                   (18)

10.41     Porter Ranch store lease dated May 7, 1999 between the Company and North San Fernando Valley
          Properties, Inc., a California Corporation.

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

(17) Incorporated by reference to Exhibit 10.37, 10.38 and 10.39 to the Company's Form 10-K filed with the Securities and Exchange Commission on June 30, 1998.

(18) Incorporated by reference to Exhibit 10.1 to the Company's quarterly report, on Form 10-Q, for the quarter ending June 30, 1998.