Form 10-Q
period 1999-06-30
SPORT CHALET INC
filed 1999-08-13
CIK 892907

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the quarterly period ended June 30, 1999
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934

For the Transition period from ______ to ______

Commission file number:             0-20736
                       --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X                                                  No ___
    --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 1, 1999:

                                   6,577,000

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

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report to Shareholders filed with the Commission on June 29, 1999.

                               SPORT CHALET, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               Three months ended June 30,
                                                                  --------------------------------------------------
                                                                            1999                         1998
                                                                  ---------------------        ---------------------
Net sales..........................................                         $34,668,627                  $32,097,240
Cost of goods sold, buying and occupancy...........                          24,216,001                   22,578,772
                                                                            -----------                  -----------
Gross profit.......................................                          10,452,626                    9,518,468
Selling, general and administrative
       expenses                                                               9,442,672                    8,580,405
                                                                            -----------                  -----------
Income from operations.............................                           1,009,954                      938,063
Interest income....................................                              84,522                       26,654
                                                                            -----------                  -----------
Income before taxes................................                           1,094,476                      964,717
Income tax provision...............................                             436,000                      394,000
                                                                            -----------                  -----------

Net income.........................................                         $   658,476                  $   570,717
                                                                            ===========                  ===========

Earnings per share:
             Basic.................................                         $       .10                  $       .09
                                                                            ===========                  ===========
             Diluted...............................                         $       .10                  $       .09
                                                                            ===========                  ===========

Weighted average number of common
       shares outstanding:
             Basic.................................                           6,577,000                    6,525,000
                                                                            ===========                  ===========
             Diluted...............................                           6,797,000                    6,676,000
                                                                            ===========                  ===========

                             See accompanying note.

                               SPORT CHALET, INC.

                            CONDENSED BALANCE SHEETS

                                                                                   June 30,                   March 31,
                                                                                     1999                       1999
                                                                           --------------------        --------------------
                                                                                 (Unaudited)
ASSETS
------
Current assets:
   Cash........................................................                     $ 4,899,903                 $10,829,102
   Accounts receivable - net...................................                         605,837                     604,296
   Merchandise inventories.....................................                      36,148,790                  29,518,546
   Prepaid expenses and other current assets...................                         141,737                     268,343
   Deferred income tax.........................................                       1,148,920                   1,263,779
                                                                                    -----------                 -----------
          Total current assets.................................                      42,945,187                  42,484,066
Furniture, equipment and leasehold improvements - net..........                      14,527,937                  13,501,416
Other assets...................................................                         531,721                     581,262
                                                                                    -----------                 -----------
          Total assets.........................................                     $58,004,845                 $56,566,744
                                                                                    ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.............................................                     $14,035,458                 $11,228,511
  Salaries and wages payable...................................                       1,479,605                   2,962,400
  Other accrued expenses.......................................                       4,447,652                   4,491,568
  Income tax payable...........................................                         175,869                     802,943
                                                                                    -----------                 -----------
          Total current liabilities............................                      20,138,584                  19,485,422
Deferred income taxes..........................................                          99,353                     101,140

Shareholders' equity
  Preferred stock, $.01 par value:
     Authorized shares - 2,000,000
       Issued and outstanding shares - none
  Common stock, $.01 par value:
     Authorized shares - 15,000,000
       Issued and outstanding shares - 6,577,000 at
          June 30, 1999 and 6,532,000 at
          March 31, 1999.......................................                          65,770                      65,320
       Additional paid-in capital..............................                      21,659,907                  21,532,107
Retained earnings..............................................                      16,041,231                  15,382,755
                                                                                    -----------                 -----------
Total shareholders' equity.....................................                      37,766,908                  36,980,182
                                                                                    -----------                 -----------
          Total liabilities and shareholders' equity...........                     $58,004,845                 $56,566,744
                                                                                    ===========                 ===========

                             See accompanying note.

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Three months ended June 30,
                                                                             -------------------------------------------------
                                                                                       1999                         1998
                                                                             -------------------        ----------------------
Operating activities
Net income............................................................               $   658,476                   $   570,717
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
         Depreciation and amortization................................                   859,000                       777,000
         Stock Compensation...........................................                   128,250
         Deferred income taxes........................................                   113,072                       394,000
         Changes in operating assets and liabilities:
            Accounts receivable.......................................                    (1,541)                      247,060
            Merchandise inventories...................................                (6,630,244)                   (2,804,911)
            Prepaid expenses and other current assets.................                   126,606                        58,823
            Accounts payable..........................................                 2,806,947                     1,261,522
            Salaries and wages payable................................                (1,482,795)                   (1,162,565)
            Other accrued expenses....................................                   (43,916)                      727,703
            Income tax payable........................................                  (627,074)                            -
                                                                                     -----------                   -----------
Net cash provided by (used in) operating activities...................                (4,093,219)                       69,349

Investing activities
Other assets..........................................................                    49,541                      (644,129)
Purchase of furniture, equipment and leasehold improvements...........                (1,885,521)                   (1,299,282)
                                                                                     -----------                   -----------
Net cash used in investing activities.................................                (1,835,980)                   (1,943,411)

Decrease in cash......................................................                (5,929,199)                   (1,874,062)
Cash at beginning of period...........................................                10,829,102                     4,970,335
                                                                                     -----------                   -----------
Cash at end of period.................................................               $ 4,899,903                   $ 3,096,273
                                                                                     ===========                   ===========

    Cash paid during the period for:
    Income taxes......................................................               $   950,000                   $         -
    Interest..........................................................                         -                             -

                             See accompanying note.

                              SPORT CHALET, INC.

                         NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. For a summary of significant accounting policies and other information which relates to these interim statements, reference should be made to the notes to financial statements included in the Company's 1999 Annual Report to Shareholders.

Item 2.   Management's Discussion and Analysis of Financial Condition and the
          --------------------------------------------------------------------
          Results of Operations.
          ----------------------

     The following should be read in conjunction with the Company's financial statements and related note thereto provided under Item 1 above.

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Sales increased 8.0%, $32.1 million to $34.7 million for the same quarter last year in part due to the opening of one new store in Long Beach during June 1999. However, comparable store sales are also up 2.5% despite the absence of "El Nino" weather conditions that favorably impacted the first quarter of last year's sales.

     Gross profit as a percent of sales increased to 30.2% compared to 29.7% for the same period last year, reflecting continued strong consumer demand and improvements to inventory procurement practices.

     Selling, general and administrative expenses as a percent of sales increased from 26.7% to 27.2% primarily due to new store pre-opening costs as well as increased advertising expenses.

     Interest income increased to $85,000 from $27,000 as a result of higher average cash balances compared to balances during the three months ended June 30, 1998.

     The effective income tax rate is 39.8% compared to 40.8% for the same period last year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $571,000 or $.09 per diluted share to $658,000 or $.10 per diluted share due to increased sales and higher gross profit margins.

     The Company's business is seasonal in nature and historically its highest sales level and operating profitability occur during the winter months of November, December and January, which overlap the third and fourth fiscal quarters, and Management therefore believes that the operating results for the first quarter may not necessarily be indicative of the Company's overall operating results for the fiscal year.


Liquidity and Capital Resources

     The Company's primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met the Company's liquidity needs. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the next 2 to 3 fiscal years.

     Net cash used in operating activities is $4.1 million for the three months ended June 30, 1999 compared to net cash provided of $69,000 for the same period ended June 30, 1998. Net income provided $658,000 and $571,000 for the three months ended June 30, 1999 and 1998, respectively. Depreciation also provided $859,000 and $777,000 of non-cash for the same periods.

     Inventories increased by $6.6 million and $2.8 million for the three months ended June 30, 1999 and 1998, respectively, due to the seasonal build-up of summer inventory and the opening of one new store in each quarter ended June 30, 1999 and 1998 and an additional store opening in July 1999. Accounts payable increased by $2.8 million and $1.2 million for the related quarters due primarily to inventory build-up and the timing of payments to vendors.

     Net cash used in investing activities is $1.8 million and $1.9 million for the quarters ended June 30, 1999 and 1998, respectively, primarily due to the opening of one new store in each period and one store additional store opened in July 1999. For the quarter ended June 30, 1999 other assets provided $49,000 of cash compared to using $644,000 in the same quarter last year primarily from the loans made to certain employees pursuant to the March 31, 1998 stock award.

     Net cash provided by financing activities has historically reflected advances or pay down of the Company's revolving credit line. There were no borrowings during either quarter ended June 30, 1999 and 1998.

Year 2000

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

     The majority of the Company's business processing applications operate on a mainframe computer system. Management believes that the mainframe hardware and operating system are now Year 2000 compliant, all programs and data have been appropriately modified and testing is complete. The Company's point of sale, payroll and phone systems also are believed by Management to currently be Year 2000 compliant.

     The Company has completed substantially all of its Year 2000-conversion project using internal staff spending approximately $200,000 in this effort. The Company believes that the cost associated with becoming Year 2000 compliant has not and is not expected to materially affect its future operating results or financial condition.

     While Management currently believes that it has completed its Year 2000 conversion project, failure to achieve Year 2000 compliance could have a material adverse impact on the Company's operations. Management believes the most reasonably likely worst case scenario is where the Company would be unable to collect payments from customers through its point-of-sale systems, receive merchandise from vendors or ship merchandise to its own stores.

     In addition, there can be no assurance that the systems of other companies with which the Company does business will also be converted in a timely manner or that failure to convert by other companies would not have a material impact on the Company's operations. While the

Company did not formally survey its vendors, Management believes that because the Company purchases merchandise from over 1200 vendors, none of which historically supplies more than 9% of the Company's annual purchases, and based on a limited review of vendor disclosure materials, no material disruptions to the Company's operations due to the Year 2000 issues related to third parties are anticipated. However, Management believes that the most reasonably likely worst case scenario regarding third parties would be lost sales due to a significant number of the Company's vendors having difficulties shipping merchandise or the Company's inability to accept customer payments because of problems with the bank or credit card processor. The Company continues to evaluate the scope of its contingency plans to establish alternate sources for merchandise and services.


Disclosure Regarding Forward-Looking Statements

     The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may", "likely" or similar expressions used in this Quarterly Report as they relate to the Company or its Management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Quarterly Report include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties including Year 2000 issues, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Security and Exchange Commission filings.

                                    Part II

     Item 4.   Submission of Matters to a Vote of Security Holders.
               ----------------------------------------------------

     At the annual meeting of shareholders on August 5, 1999, the one Class 1 Director, Eric S. Olberz, was re-elected to the Company's Board of Directors. There were 6,236,065 votes for and 28,405 votes withheld. The Company's Class 3 Directors, Norbert J. Olberz and Kenneth Olsen and Class 2 Directors, John R. Attwood and Craig L. Levra, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire in fiscal year 2003, 2001 and 2002, respectively.

     Item 5.   Other Information.
               ------------------

     On August 5, 1999 the Board of Directors elected Craig Levra as Chief Executive Officer of the registrant. Mr. Levra will also retain his previous title of President. Norbert Olberz, the principal shareholder and Chairman of the Board of registrant, who had served as Interim Chief Executive Officer will retain his position as Chairman of the Board. Mr. Levra's base salary will be $250,000 and Mr. Olberz base salary will be $300,000 under written employment agreements not as yet finalized


     Item 6.   Exhibits and Reports on Form 8-K.
               ---------------------------------

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


                                    SPORT CHALET, INC.



DATE:          August 12, 1999      /S/ Norbert J. Olberz
                                    -------------------------------------
                                    Norbert J. Olberz
                                    Chairman of the Board and
                                    Interim Chief Executive Officer
                                    (Duly Authorized Officer)



DATE:          August 12, 1999      /S/ Howard K. Kaminsky
                                    -------------------------------------
                                    Howard K. Kaminsky
                                    Senior Vice President-Finance, Chief
                                    Financial Officer, and Secretary
                                    (Principal Financial and Accounting Officer)