Form 10-Q
period 1999-09-30
SPORT CHALET INC
filed 1999-11-03
CIK 892907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the Transition period from ______ to ______

                        Commission File Number: 0-20736


                              Sport Chalet, Inc.
            (Exact name of registrant as specified in its charter)

       Delaware                                               95-4390071
(State or other jurisdiction of                               (I.R.S. Employer Identification No.)
incorporation or organization)

920 Foothill Boulevard,  La Canada                            California  91011
(Address of principal executive offices)                      (Zip Code)

(818) 790-2717
(Registrant's telephone number, including area code)

                                Not Applicable
(Former name former address and former fiscal year, if changes since last report)


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

Number of shares outstanding of the registrant's common stock as of November 1, 1999:

                                   6,577,000

                              SPORT CHALET, INC.
                              ------------------

                              Index to Form 10-Q

                                    Part I
                                    ------
                                                                         Page
                                                                         ----
1    Item 1. Financial Statements.......................................    3

2.   Item 2. Management's Discussion and Analysis of Financial Condition
             and the Results of Operations..............................    7


                                    Part II
                                    -------

1.   Item 4. Submission of Matters to a Vote of Security Holders........   10

2.   Item 5. Other Information..........................................   10

3.   Item 6. Exhibits and Reports on Form 8-K...........................   10

                        Part I - Financial Information
                        ------------------------------


     Item 1.   Financial Statements.
               ---------------------

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             Three months ended                  Six months ended
                                                        ----------------------------       -----------------------------
                                                                September 30,                     September 30,
                                                        ----------------------------       -----------------------------

                                                            1999             1998             1999              1998
                                                        ------------    ------------       -----------      ------------

Net sales........................................       $ 41,678,562    $ 36,191,622       $76,347,189      $ 68,288,862
Cost of goods sold, buying and occupancy.........         29,372,766      25,293,955        53,588,767        47,872,727
                                                        ------------    ------------       -----------      ------------
Gross profit.....................................         12,305,796      10,897,667        22,758,422        20,416,135
Selling, general and administrative
         expenses................................         10,601,671       9,343,529        20,044,343        17,923,934
                                                         -----------    ------------       -----------      ------------

Income from operations...........................          1,704,125       1,554,138         2,714,079         2,492,201
Interest income..................................             64,688          50,269           149,210            76,923
                                                         -----------    ------------       -----------      ------------
Income before taxes..............................          1,768,813       1,604,407         2,863,289         2,569,124
Income tax provision.............................            704,000         655,000         1,140,000         1,049,000
                                                         -----------    ------------       -----------      ------------

Net income.......................................       $  1,064,813    $    949,407       $ 1,723,289      $  1,520,124
                                                        ============    ============       ===========      ============

Earnings per share:
         Basic...................................       $        .16    $        .15       $       .26      $        .23
                                                        ============    ============       ===========      ============
         Diluted.................................       $        .16    $        .14       $       .25      $        .23
                                                        ============    ============       ===========      ============

Weighted average number
of common shares outstanding:
         Basic...................................          6,577,000       6,529,667         6,577,000         6,527,333
                                                        ============    ============       ===========      ============
         Diluted.................................          6,755,035       6,680,617         6,776,110         6,694,752
                                                        ============    ============       ===========      ============

                            See accompanying note.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS

                                                                            September 30,         March 31,
                                                                                1999                1999
                                                                          ----------------    ----------------
                                                                            (Unaudited)
ASSETS
------
Current assets:
  Cash...........................................................              $ 4,424,782         $10,829,102
  Accounts receivable - net......................................                  709,194             604,296
  Merchandise inventories........................................               40,240,628          29,518,546
  Prepaid expenses and other current assets......................                  118,370             268,343
  Deferred income tax............................................                1,158,920           1,263,779
                                                                               -----------         -----------
            Total current assets.................................               46,651,894          42,484,066
Furniture, equipment and leasehold improvements - net............               15,690,606          13,501,416
Other assets.....................................................                  489,966             581,262
                                                                               -----------         -----------
            Total assets.........................................              $62,832,466         $56,566,744
                                                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable...............................................              $16,448,007         $11,228,511
  Salaries and wages payable.....................................                1,966,055           2,962,400
  Other accrued expenses.........................................                5,042,459           4,491,568
  Income tax payable.............................................                  449,871             802,943
                                                                               -----------         -----------
            Total current liabilities............................               23,906,392          19,485,422
Deferred income taxes............................................                   94,353             101,140

Shareholders' equity
 Preferred stock, $.01 par value:
   Authorized shares - 2,000,000
      Issued and outstanding shares - none
 Common stock, $.01 par value:
   Authorized shares - 15,000,000
      Issued and outstanding shares - 6,577,000 at
            June 30, 1999 and 6,532,000 at
            March 31, 1999.......................................                   65,770              65,320
      Additional paid-in capital.................................               21,659,907          21,532,107
Retained earnings................................................               17,106,044          15,382,755
                                                                               -----------         -----------
            Total shareholders' equity...........................               38,831,721          36,980,182
                                                                               -----------         -----------
            Total liabilities and shareholders' equity...........              $62,832,466         $56,566,744
                                                                               ===========         ===========

                            See accompanying note.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Six months ended September 30,
                                                                          --------------------------------------------------

                                                                                    1999                      1998
                                                                            ------------------          ------------------
Operating activities
Net income...........................................................             $  1,723,289                $  1,520,124
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
         Depreciation and amortization...............................                1,938,502                   1,567,001
         Stock compensation..........................................                  128,250                      45,500
         Deferred income taxes.......................................                   98,072                   1,049,000
         Changes in operating assets and liabilities:
               Accounts receivable...................................                 (104,898)                    226,337
               Merchandise inventories...............................              (10,722,082)                (10,119,689)
               Prepaid expenses and other current assets.............                  149,973                     152,759
               Accounts payable......................................                5,219,496                   7,600,414
               Salaries and wages expenses...........................                 (996,345)                   (668,587)
               Other accrued expenses................................                  550,891                     248,080
               Income tax payable....................................                 (353,072)                          -
                                                                                  ------------                ------------
Net cash (used in) provided by operating activities..................               (2,367,924)                  1,620,939

Investing activities
Other assets.........................................................                   91,296                    (627,131)
Purchase of furniture, equipment and leasehold improvements..........               (4,127,692)                 (2,117,973)
                                                                                  ------------                ------------
Net cash used in investing activities................................               (4,036,396)                 (2,745,104)

Financing activities
Proceeds from bank borrowings........................................                        -                           -
Principal payments on bank loans.....................................                        -                           -
                                                                                  ------------                ------------
Net cash used in financing activities................................                        -                           -

Decrease in cash.....................................................               (6,404,320)                 (1,124,165)
Cash at beginning of period..........................................               10,829,102                   4,970,335
                                                                                  ------------                ------------
Cash at end of period................................................             $  4,424,782                $  3,846,170
                                                                                  ============                ============

Cash paid during the year for:
     Income taxes....................................................             $  1,050,000                $          -
     Interest........................................................                        -                           -

                            See accompanying note.

                              SPORT CHALET, INC.

                         NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the periods presented have been included.

     The financial data at March 31, 1999 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

Results of Operations

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. Sales have increased 15.2%, $41.7 million for the current fiscal quarter compared to $36.2 million for the same quarter last year. One new store was opened during June 1999 and another during July 1999. In addition, comparable store sales, store opened throughout both periods, are up 4.5%, somewhat higher than the last few quarters trend, due in part to promotional pricing during the period.

     Gross profit as a percent of sales decreased to 29.5% compared to 30.1% for the same quarter last year, as markdowns were taken in excess of those taken during the same period last year to further stimulate sales growth.

     Selling, general and administrative expenses as a percent of sales decreased from 25.8% to 25.4% as new store opening costs were offset by the impact of increased sales.

     Interest income increased slightly from $50,000 to $65,000.

     The effective income tax rate was 39.8%, compared to 40.8% for the same period last year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $949,000, or $.14 per diluted share to $1.1 million or $.16 per diluted share, primarily as a result of increased sales.

     Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Sales have increased 11.8%, $76.3 million compared to $68.3 million for the same period last year. Since June 1998 a total of three new stores were opened. These stores were opened during each on June 1998, June 1999 and July 1999. Comparable store sales are up 3.1% in part due to promotional pricing during the period.

     Gross profit as a percent of sales decreased slightly to 29.8% from 29.9%, reflecting continued strong consumer demand and improvements to inventory procurement practices offset by promotional markdowns taken to stimulate sales in the second quarter.

     Selling, general and administrative expenses as a percent of sales decreased slightly from 26.3% to 26.2% as new store opening costs were offset by the impact of increased sales.

     Interest income increased to $149,000 this quarter from $77,000 during the same period last year primarily because of higher average cash balances compared to balances during the six months ended September 30, 1998.

     The effective income tax rate was 39.8%, compared to 40.8% for the same period last year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income

     Net income increased to $1.7 million from $1.5 million and earnings per share increased to $.25 per diluted share from $.23 per diluted share, primarily as a result of increased sales.

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

     Net cash used in operating activities was $2.4 million for the six months ended September 30, 1999 compared to net cash provided by operating activities of $1.6 million for the same period last year. Net income provided $1.7 million and $1.5 million for the six months ended September 30, 1999 and 1998, respectively. Depreciation also provided $1.9 million and $1.6 million of non-cash for the same periods.

     Inventories increased by $10.7 million and $10.1 million for the six months ended September 30, 1999 and 1998, respectively, due to the seasonal build-up of summer inventory. Inventory at September 30, 1999 is $2.3 million greater than the same time last year primarily due to new stores. Accounts payable increased by $5.2 million and $7.6 million for the respective periods due primarily to inventory build-up and the timing of payments to vendors.

     Net cash used in investing activities increased to $4.0 million from $2.7 million primarily due to the opening of two new store during the six months ended September 30, 1999 compared to one new store in the same time period last year.

     Net cash provided by financing activities has historically reflected advances or pay down of the Company's revolving credit line. There were no borrowings during either six-month period ended September 30, 1999 or 1998.

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

     Item 5.   Other Information.
               ------------------

     On August 5, 1999 the Board of Directors elected Craig Levra as Chief Executive Officer of the registrant. Mr. Levra will also retain his previous title of President. Norbert Olberz, the principal shareholder and Chairman of the Board of registrant, who had served as Interim Chief Executive Officer will retain his position as Chairman of the Board. Mr. Levra's base salary will be $250,000 and Mr. Olberz base salary will be $300,000 under written employment agreements not as yet finalized.

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


                                    SPORT CHALET, INC.



DATE:     November 3, 1999          /S/ Craig L. Levra
                                    -----------------------------------------
                                    Craig L. Levra
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)



DATE:     November 3, 1999          /S/ Howard K. Kaminsky
                                    -----------------------------------------
                                    Howard K. Kaminsky
                                    Senior Vice President-Finance, Chief
                                    Financial Officer, and Secretary
                                    (Principal Financial and Accounting Officer)