Form 10-Q
period 1999-12-31
SPORT CHALET INC
filed 2000-02-10
CIK 892907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the transition period from ______ to ______

                        Commission File Number: 0-20736

                              Sport Chalet, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                     95-4390071
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

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

Number of shares outstanding of the registrant's common stock as of February 1, 2000:

                              6,577,000

                              SPORT CHALET, INC.
                              ------------------

                              Index to Form 10-Q

                        Part I - Financial Information
                        ------------------------------

                                                                            Page
                                                                            ----
Item 1.   Financial Statements...........................................      3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and the Results of Operations..................................      7


                          Part II - Other Information
                          ---------------------------

Item 5.   Other Information..............................................     10

Item 6.   Exhibits and Reports on Form 8-K...............................     10

                        Part I - Financial Information
                        ------------------------------


     Item 1.   Financial Statements.
               ---------------------

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              Three months ended                 Nine months ended
                                                         ----------------------------       ----------------------------
                                                                 December 31,                       December 31,
                                                         ----------------------------       ----------------------------
                                                             1999            1998               1999            1998
                                                         ------------    ------------       ------------    ------------
Net sales.......................................         $ 50,488,760    $ 47,234,297       $126,835,949    $115,523,159
Cost of goods sold, buying and occupancy........           34,798,912      32,137,224         88,387,679      80,009,951
                                                         ------------    ------------       ------------    ------------
Gross profit....................................           15,689,848      15,097,073         38,448,270      35,513,208
Selling, general and administrative expenses....           12,309,567      10,724,878         32,353,910      28,648,812
                                                         ------------    ------------       ------------    ------------
Income from operations..........................            3,380,281       4,372,195          6,094,360       6,864,396
Interest income.................................              (24,241)        (41,672)          (173,451)       (118,595)
                                                         ------------    ------------       ------------    ------------
Income before taxes.............................            3,404,522       4,413,867          6,267,811       6,982,991
Income tax provision............................            1,357,000       1,822,000          2,497,000       2,871,000
                                                         ------------    ------------       ------------    ------------
Net income......................................         $  2,047,522    $  2,591,867       $  3,770,811    $  4,111,991
                                                         ============    ============       ============    ============

Earnings per share:
     Basic......................................         $        .31    $        .40       $        .57    $        .63
                                                         ============    ============       ============    ============
     Diluted....................................         $        .30    $        .38       $        .56    $        .61
                                                         ============    ============       ============    ============

Weighted average number
     of common shares outstanding:
     Basic......................................            6,577,000       6,532,000          6,577,000       6,528,889
                                                         ============    ============       ============    ============
     Diluted....................................            6,777,944       6,779,044          6,776,721       6,696,307
                                                         ============    ============       ============    ============

                            See accompanying note.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS

                                                                               December 31,               March 31,
                                                                                  1999                      1999
                                                                            -----------------         -----------------
                                                                               (Unaudited)
ASSETS
------
Current assets:
  Cash................................................................           $  5,627,171              $ 10,829,102
  Accounts receivable - net...........................................                796,062                   604,296
  Merchandise inventories.............................................             43,465,941                29,518,546
  Prepaid expenses and other current assets...........................                198,616                   268,343
  Deferred income tax.................................................              1,163,920                 1,263,779
                                                                                 ------------              ------------
     Total current assets.............................................             51,251,710                42,484,066
Furniture, equipment and leasehold improvements - net.................             17,138,249                13,501,416
Other assets..........................................................                445,739                   581,262
                                                                                 ------------              ------------
     Total assets.....................................................           $ 68,835,698              $ 56,566,744
                                                                                 ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable....................................................           $ 15,436,434              $ 11,228,511
  Salaries and wages payable..........................................              2,106,856                 2,962,400
  Other accrued expenses..............................................              8,506,941                 4,491,568
  Income tax payable..................................................              1,813,871                   802,943
                                                                                 ------------              ------------
     Total current liabilities........................................             27,864,102                19,485,422
Deferred income taxes.................................................                 92,353                   101,140

Shareholders' equity
  Preferred stock, $.01 par value:
   Authorized shares - 2,000,000
    Issued and outstanding shares - none
  Common stock, $.01 par value:
   Authorized shares - 15,000,000
    Issued and outstanding shares - 6,577,000 at
     December 31, 1999 and 6,532,000 at
     March 31, 1999...................................................                 65,770                    65,320
    Additional paid-in capital........................................             21,659,907                21,532,107
  Retained earnings...................................................             19,153,566                15,382,755
                                                                                 ------------              ------------
     Total shareholders' equity.......................................             40,879,243                36,980,182
                                                                                 ------------              ------------
     Total liabilities and shareholders' equity.......................           $ 68,835,698              $ 56,566,744
                                                                                 ============              ============

                            See accompanying note.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine months ended December 31,
                                                                                  ------------------------------

                                                                                     1999               1998
                                                                                  ------------      ------------
Operating activities
Net income....................................................................    $  3,770,811      $  4,111,991
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization.............................................       2,904,502         1,770,000
    Stock compensation........................................................         128,250            45,500
    Deferred income taxes.....................................................          91,072           614,143
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................        (191,766)           65,245
      Merchandise inventories.................................................     (13,947,395)       (4,649,706)
      Prepaid expenses and other current assets...............................          69,727           (46,118)
      Accounts payable........................................................       4,207,923         1,316,430
      Salaries and wages expenses.............................................        (855,544)         (329,585)
      Other accrued expenses..................................................       4,015,373         3,152,329
      Income tax payable......................................................       1,010,928         1,707,094
                                                                                  ------------      ------------
Net cash provided by operating activities.....................................       1,203,881         7,757,323

Investing activities
Other assets..................................................................         135,523          (579,270)
Purchase of furniture, equipment and leasehold improvements...................      (6,541,335)       (2,022,256)
                                                                                  ------------      ------------
Net cash used in investing activities.........................................      (6,405,812)       (2,601,526)

Financing activities
Proceeds from bank borrowings.................................................               -                 -
Principal payments on bank loans..............................................               -                 -
                                                                                  ------------      ------------
Net cash used in financing activities.........................................               -                 -

(Decrease) increase in cash...................................................      (5,201,931)        5,155,797
Cash at beginning of period...................................................      10,829,102         4,970,335
                                                                                  ------------      ------------
Cash at end of period.........................................................    $  5,627,171      $ 10,126,132
                                                                                  ============      ============

Cash paid during the year for:
     Income taxes.............................................................    $  1,395,000      $    550,000
     Interest.................................................................               -                 -

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

Results of Operations

     Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. Sales have increased 6.9% to $50.5 million for the current fiscal quarter compared to $47.2 million for the same quarter last year. The increase is primarily the result of three new stores, partially offset by a 5.5% decrease in comparable store sales. Comparable store sales are based upon stores opened throughout both periods. The decrease in comparable store sales is primarily due to reduced sales of winter related merchandise due to unusually warm and dry weather in Southern California. Sales of non-winter related merchandise was up 3.7% on a comparable store basis in the current fiscal quarter compared to the same quarter last year.

     Gross profit as a percent of sales decreased to 31.1% compared to 32.0% for the same quarter last year, partially as the result of markdowns taken to stimulate sales growth. In addition the decrease in comparable store sales caused occupancy costs to increase as a percent of sales.

     Selling, general and administrative expenses as a percent of sales increased from 22.7% to 24.4% primarily as the result of decreased comparable store sales and the costs associated with opening one new store and relocating another during the quarter.

     Interest income decreased slightly from $42,000 to $24,000.

     The effective income tax rate was 39.9%, compared to 41.3% for the same period last year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $2.6 million, or $.38 per diluted share to $2.0 million or $.30 per diluted share, primarily as a result of reduced gross profit margin and increased selling, general and administrative expenses.

     Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Sales have increased 9.8% to $126.8 million compared to $115.5 million for the same period last year. The increase is the result of four new stores opening since June 1998. Comparable store sales are flat as increases reflected in the first half of the fiscal year were offset by the decrease in the third quarter. The decrease is primarily due to reduced sales of winter related merchandise due to unusually warm and dry weather in Southern California. Sales of non-winter related merchandise was up 3.7% on a comparable store basis.

     Gross profit as a percent of sales decreased to 30.3% from 30.7%, primarily as the result of markdowns taken in excess of those taken during the same period last year in an attempt to stimulate sales growth.

     Selling, general and administrative expenses as a percent of sales increased from 24.8% to 25.5% primarily the result of the costs associated with opening new stores.

     Interest income increased slightly to $173,000 from $119,000 during the same period last year.

     The effective income tax rate was 39.8%, compared to 41.1% for the same period last year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income

     Net income decreased to $3.8 million from $4.1 million and earnings per share decreased to $.56 per diluted share from $.61 per diluted share, primarily as a result of the costs associated with opening new stores.

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

     Net cash provided by operating activities was $1.2 million for the nine months ended December 31, 1999 compared to net cash provided by operating activities of $7.8 million for the same period last year. Net income provided $3.8 million and $4.1 million for the nine months ended December 31, 1999 and 1998, respectively. Depreciation also provided $2.9 million and $1.8 million of non-cash for the same periods.

     Inventories increased by $13.9 million and $4.6 million for the nine months ended December 31, 1999 and 1998, respectively, due to the seasonal build-up of winter related inventory. Inventory at December 31, 1999 is $11.0 million greater than the same time last year primarily due to the opening of three new stores during the nine months ended December 31, 1999 and, to a lesser extent, the result of lower than anticipated sales of winter related merchandise due to unusually warm and dry weather in Southern California. Accounts payable increased by $4.2 million and $1.3 million for the respective periods due primarily to inventory build-up and the timing of payments to vendors.

     Net cash used in investing activities increased to $6.4 million from $2.6 million primarily due to the opening of three new stores and the relocation of an existing store during the nine months ended December 31, 1999 compared to one new store in the same time period last year.

     Net cash provided by financing activities has historically reflected advances or pay down of the Company's revolving credit line. There were no borrowings during either nine-month period ended December 31, 1999 or 1998.

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

     In addition, there can be no assurance that the systems of other companies with which the Company does business will also be converted in a timely manner or that failure to convert by other companies would not have a material impact on the Company's operations. While the Company did not formally survey its vendors, Management believes that because the Company purchases merchandise from over 1200 vendors, none of which historically supplies more than 9% of the Company's annual purchases, and based on a limited review of vendor disclosure materials, no material disruptions to the Company's operations due to the Year 2000 issues related to third parties are anticipated. However, Management believes that the most reasonably likely worst case scenario regarding third parties would be lost sales due to a significant number of the Company's vendors having difficulties shipping merchandise or the Company's inability to accept customer payments because of problems with the bank or credit card processor. To date there have been no significant problems related to the Year 2000 issue.

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

                          Part II - Other Information

     Item 5.   Other Information.
               -----------------

     As of October 1, 1999, the Company entered into employment agreements with Dennis D. Trausch, Howard K. Kaminsky, and Ronald G. Mann, the Company's Executive Vice President, Senior Vice President - Finance and Senior Vice President - General Merchandise Manager, respectively.

     The initial term of each such agreement ends on March 31, 2000 and automatically renews for additional twelve month periods unless notice is given by either party. In consideration for services rendered under these agreements, Messrs. Trausch, Kaminsky, and Mann are entitled to (i) receive an annual base salary of $170,000, $170,000, and $160,000, respectively, (ii) participate in such executive bonus programs as the Company may establish from time to time,
(iii) an annual vacation of up to four weeks, (iv) a monthly automobile allowance of $900, (v) participation by the executive and his immediate family in such healthcare plans as may be provided to executive officers of the Company generally and (vi) reimbursement for personal tax and financial advisory services up to $750 per year. Under the Senior Management Bonus Plan currently in effect, each executive's maximum target annual bonus will be 35% of his base salary. Upon the termination of employment within three years of "Change of Control" (as defined) either by the Company without "Cause" (as defined) or by the executive by reason of a "Change of Duties," the Company will continue to pay the executive's base salary for twelve months.

     The term "Change in Control" includes the following events, among others
(i) Norbert Olberz ceases to be the Chairman of the Board of the Company, (ii) the directors for whose nomination Mr. Olberz last voted in favor cease to be a majority of the Company's directors or (iii) any person or group (other than a trust, estate or entity controlled by Norbert or Irene Olberz) becomes the beneficial owner of 50% or more of the Company's voting securities. The term "Change in Duties" includes, among other things, (i) a significant change in the nature of the executive's authority, (ii) a significant reduction in salary,
(iii) a decrease in the executive's eligibility to participate in bonus compensation plans or benefits and (iv) a change in the executive's principal place of employment. The term "Cause" includes (i) the executive's continued and willful failure or refusal to perform his duties, (ii) the commission of any dishonesty, fraud, misrepresentation or other misconduct in the performance of such duties and (iii) the commission of a felony or crime include moral turpitude.

     Item 6.   Exhibits and Reports on Form 8-K.
               --------------------------------

          (a)  Exhibits
               10.1  Employment Agreement for Dennis D. Trausch
               10.2  Employment Agreement for Howard K. Kaminsky
               10.3  Employment Agreement for Ronald G. Mann
               27.1  Financial Data Schedule

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


                                        SPORT CHALET, INC.



DATE:   February 10, 2000                /s/ Craig L. Levra
                                        -------------------------------------
                                        Craig L. Levra
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



DATE:   February 10, 2000                /s/ Howard K. Kaminsky
                                        -------------------------------------
                                        Howard K. Kaminsky
                                        Senior Vice President-Finance, Chief
                                        Financial Officer, and Secretary
                                        (Principal Financial
                                        and Accounting Officer)