Form 10-K405
period 2000-03-31
SPORT CHALET INC
filed 2000-06-29
CIK 892907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from            to
                                         -----------  ------------

                         Commission file number: 0-20736

                               Sport Chalet, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                    95-4390071
(State or other jurisdiction of       (I.R.S. employer identification number)
incorporation or organization)

920 Foothill Boulevard, La Canada, California                91011
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (818) 790-2717

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value.
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X]  Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 12, 2000 was approximately $8.6 million based upon the closing price of the common stock on that date.

The number of shares of the registrant's common stock outstanding as of June 12, 2000 was 6,577,000.

                      Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement relating to its 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's last fiscal year are incorporated by reference into Part III of this Report.

                                     PART I

     This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include comments regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, trade restrictions and other risks and uncertainties that may be detailed herein.

ITEM 1.  BUSINESS

A. General

     Sport Chalet, Inc. (the "Company") is a leading operator of full service, specialty sporting goods superstores in Southern California. The Company currently has 22 stores, eleven located in Los Angeles County, five in Orange County, three in San Diego County, and one in each of San Bernardino, Riverside and Ventura Counties. These stores average 38,000 square feet in size. In addition, the Company operates a retail e-commerce store through Global Sports Interactive at www.sportchalet.com. The Company's executive offices are located at 920 Foothill Boulevard, La Canada, California 91011, and its telephone number is (818) 790-2717.

B. Operating History and Growth Plan

     During fiscal 1998, the Company adopted a growth strategy designed to capitalize on improved operating capabilities and a more robust local economy. The Company now has 22 stores having added four and relocated one since the beginning of fiscal 1999. In addition, the Company currently plans to open at least two more stores during the next 12 months. The Company's business plan further contemplates opening new stores in Southern California as suitable locations are found over the next several fiscal years. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the Company's ability to provide and maintain high service levels and quality brand merchandising at competitive prices.

     Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short run. New stores tend to have higher costs in the early years of operation, due primarily to extra labor used to open new stores, reduced sales on a per employee basis until the store matures and increased promotional costs. As the store matures, sales tend to level off and expenses decline as a percentage of sales. The Company's stores generally require three years to attract a stable, mature customer base. The Company estimates the cost of opening a new store to be approximately $1.8 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store.

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

C. Operating Strategies

     The Company's stores feature a number of distinct, specialty sporting goods divisions, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise appeals to both experts and beginners. In addition, the Company's stores provide over 35 services for the serious sports enthusiast, including ski rental and repair, full dive training and certification programs, SCUBA charters, team sales, racquet stringing, and bicycle tune up and repair. Each shop is staffed by sales associates with expertise in the use of the merchandise they sell, permitting the Company to offer its customers a high level of knowledgeable service. Average sales per store were $8.3 million for fiscal 2000.

     The Company purchases merchandise from over 1200 vendors. The Company's largest vendor, Nike, Inc., accounted for approximately 8% and 9% of the Company's total inventory purchases for fiscal 2000 and 1999, respectively. The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

                                                 Year Ended March 31
                                 -----------------------------------------------
                                         2000             1999             1998
                                         ----             ----             ----
Hardlines.......................          55%              54%              54%
Apparel.........................          27%              28%              28%
Footwear........................          18%              18%              18%
                                 ---------------------------------------------
Total...........................         100%             100%             100%
                                 =============================================


          The market for retail sporting goods is seasonal in nature. The Company's highest sales levels and operating profit occur predominantly during the winter months of November, December and January, which overlap the third and fourth fiscal quarters ended December 31 and March 31. As with other retailers, the Company's business is heavily affected by sales of merchandise during the Christmas season. In addition, the Company's product mix historically has emphasized cold weather sporting goods merchandise, particularly ski-related products, thus boosting sales levels during the winter months and often increasing the seasonality of the Company's business. Sales of winter related products have decreased over the last five fiscal years from 25% in fiscal 1995 to 17% in fiscal 2000 as a percentage of the total Company net sales. In each of fiscal 1998, 1999 and 2000, 33%, 31% and 31%, respectively, of the Company's sales were attributable to the months of November, December and January. Management anticipates that this seasonal trend in sales will continue. No assurance can be provided that any substantial decrease in sales for the winter months, which could be influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California, will not have a material adverse effect on the Company's profitability. However, in order to be less dependent upon winter business, management has emphasized, and plans to continue to emphasize, a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons. Moreover, in spite of recent product innovations such as snowboarding and "shaped" skis, as well as the favorable "El Nino" weather conditions in fiscal 1998, management believes that the winter-related product category may have matured with little or no expected growth relative to other specialty areas carried in the Company's stores, thereby further underscoring the need for greater product and seasonal diversification.

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

D. Industry and Competition

          The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains (Gart Sports, The Sports Authority, Chick's, Big 5), specialty stores (REI, Footaction, Turner's, Foot Locker, West Marine), supplier owned stores (Nike, Reebok) and discount and department stores (Wal-Mart, Nordstrom, Macy's, Target, Sears). The Company's industry is dominated by sporting good superstore retailers, i.e. full-line sporting goods chains with stores typically larger than 30,000 square feet often located in freestanding locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Historically, the Company has provided a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise than other superstore retailers in the Southern California area.

          In the last few years, several superstore retailers have attempted to enter or expand their presence in Southern California. However, more recently three competitors have announced store closings and are eliminating expansion plans.

          The Company believes that its broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by its well-trained sales associates, distinguish it from discount and department stores, traditional and specialty sporting goods stores and other superstore operations. Management believes the Company's format takes advantage of several significant trends and conditions in the sporting goods industry. These trends include the size of the industry, fragmented competition, superstore dominance, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.

     The Internet has been mentioned as a growth area for sporting goods and other retail products and many retailers are currently selling online. In November 1999 the Company began operating its online store through Global Sports Interactive ("GSI") at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. Sport Chalet receives a license fee based on a percentage of sales generated by the website.

E.  Employees

          As of March 31, 2000, the Company had 1,745 full and part-time employees, 1,494 of whom were employed in the Company's stores and 251 of whom were employed in warehouse and delivery operations or in executive office positions. None of the employees are unionized. A typical store has approximately 60 employees, of whom 15 to 30 are in the store at any time on a normal operating basis. Each store employs a store manager, two assistant managers, and five to seven area managers who supervise the sales associates. Additional part-time employees typically are hired during the holiday season.

     ITEM 2.  PROPERTIES

          At March 31, 2000, the Company had 22 store locations. The following table summarizes the key information on the Company's retail properties:



                                                                              GROSS
                                                                             SQUARE
LOCATION                                        OPENING DATE                FOOTAGE
--------                                        ------------                -------
La Canada (1)................................   June 1960                    35,000
Huntington Beach (2)(5)......................   June 1981                    50,000
La Jolla (3).................................   June 1983                    20,000
Mission Viejo................................   August 1986                  30,000
Point Loma (2)...............................   November 1987                31,000
Marina Del Rey...............................   November 1989                42,000
Beverly Hills................................   November 1989                35,000
Brea (2).....................................   April 1990                   34,000
Oxnard (2)...................................   June 1990                    36,000
West Hills (2)...............................   June 1991                    44,000
Burbank......................................   August 1992                  45,000
Montclair (4)................................   November 1992                20,000
Torrance.....................................   November 1993                40,000
Glendora.....................................   November 1993                40,000
Rancho Cucamonga (2).........................   June 1994                    36,000
Irvine (2)...................................   November 1995                35,000
Valencia (2)(6)..............................   November 1987                40,000
Laguna Niguel................................   November 1997                40,000
Mission Valley...............................   June 1998                    47,000
Long Beach...................................   May 1999                     43,000
Porter Ranch.................................   July 1999                    43,000
Temecula.....................................   October 1999                 40,000


      (1) The original store opened in 1959. The existing store consists of two nearby facilities. See the discussion below regarding future expansion and relocation.

      (2) Includes swimming pool facility for SCUBA and kayaking instruction.

      (3) The store was originally opened in a different location in the shopping mall and has been relocated and expanded.

      (4) Store opened within the distribution center building as an outlet store for the purpose of selling slow moving or discontinued merchandise.

      (5) Relocated to a newly constructed facility on the same property in August 1995.

      (6) Relocated to a newly constructed facility approximately 2 miles away in November 1996.

      All retail facilities are located on leased property. The initial terms of the retail leases expire in 2002 through 2015 and are subject to options that extend their terms through 2009 to 2027. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some cases, base rental amounts increase as the lease term progresses, but in some cases, the Company expects that percentage rent will more than offset the base rental amounts.

      The Company leases from corporations controlled by Norbert J. Olberz, the Chairman of the Board and the Company's Principal Stockholder (the "Principal Stockholder"), its corporate office space in La Canada, its warehouse and distribution facility in Montclair, and its stores in La Canada, Huntington Beach and Porter Ranch. The Company has incurred rental expense to the Principal Stockholder of $2.1 million, $1.7 million and $1.5 million in fiscal 2000, 1999 and 1998, respectively. The Company believes that the occupancy costs to the Company under each lease are no higher than those which would be charged by an unrelated third party under similar circumstances.

      During fiscal 1998, the Company's non-employee directors approved a proposal to relocate and expand the La Canada store (three store fronts) and corporate offices (five separate buildings) currently leased from La Canada Properties, Inc., a California Corporation under the control of the Principal Stockholder to the "Sport Chalet Village," a shopping center in La Canada currently under development by La Canada Properties, Inc. The development of the shopping center has been indefinitely delayed as a result of the problems experienced by La Canada Properties, Inc. in obtaining permits and entitlements from the City of La Canada. Assuming the Sport Chalet Village project proceeds on a timely basis, the existing lease for the La Canada store and corporate offices will be terminated and under a new lease the new rental rate during the initial fifteen-year lease for the store will be the amount by which four percent times monthly gross sales exceeds the $54,250 monthly minimum rent, which is expected to be less, on a per foot basis, than under the old lease. The new store will be 50,000 square feet and, subject to necessary government approvals, will contain an outdoor pool area of approximately 1,500 square feet. The new office rental rate will be $10,850 per month compared to $4,500 under the old lease. The new office will be 20,000 square feet compared to the current 17,000 square feet. Management believes that the new facilities, if built, will result in improved operational efficiencies because the site will be larger and all functions can be housed under one roof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to the Company's stockholders during the fourth quarter of fiscal 2000.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price for Common Shares

      The Company's Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol "SPCH." The following table reflects the range of high and low sale prices of the Company's Common Stock by quarter over the last two fiscal years as reported by Nasdaq:



Fiscal 1999               High     Low
-----------               -----   ------
     First Quarter....   $6.375   $4.250
     Second Quarter...   $6.500   $4.750
     Third Quarter....   $7.625   $4.500
     Fourth Quarter...   $7.250   $5.438


Fiscal 2000              High     Low
-----------              ------   ------
     First Quarter....   $8.000   $4.375
     Second Quarter...   $6.375   $3.750
     Third Quarter....   $6.750   $4.000
     Fourth Quarter...   $5.437   $4.062

      On June 12, 2000, the closing price of the Company's Common Stock as reported by Nasdaq was $4.75. Stockholders are urged to obtain current market quotations for the Common Stock.

Approximate Number of Holders of Common Shares

      The approximate number of stockholders of the Company's Common Stock as of June 12, 2000 was 300 (excluding individual participants in nominee security position listings) and as of that date, the Company estimates that there were approximately 1,000 beneficial owners holding stock in nominee or "street" name.

Dividend Policy

      The Company has not paid any dividends to stockholders since its initial public offering in November 1992. It is currently contemplated that the Company will retain earnings for use in the operation and potential expansion of its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any such dividends in the future will depend upon the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

      The following sets forth selected financial data as of and for the periods presented. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

                                                                              Year Ended March 31
                                                     ---------------------------------------------------------------------

                                                           2000       1999        1998        1997        1996
                                                         -------    --------    --------    --------    --------
                                                     (In thousands, except per share amounts and selected operating data)
Statements of Income Data:
Net sales............................................   $175,846    $154,573    $143,014    $137,705    $133,741
Cost of goods sold, buying and occupancy
   costs.............................................    123,496     106,921     100,239      98,237     100,522
                                                     ---------------------------------------------------------------------
Gross profit.........................................     52,350      47,652      42,775      39,468      33,219
Selling, general and administrative expenses.........     43,524      38,873      35,669      34,805      34,235
Stock award (1)......................................          -           -       1,468           -           -
                                                     ---------------------------------------------------------------------
Net income (loss) from operations....................      8,826       8,780       5,638       4,663      (1,016)
Interest expense (income)............................       (284)       (243)        175         805       1,224
                                                     ---------------------------------------------------------------------
Net income (loss) before taxes.......................      9,110       9,023       5,463       3,858      (2,240)
Income tax provision (benefit).......................      3,626       3,609       2,236       1,555        (880)
                                                     ---------------------------------------------------------------------
Net income (loss)....................................      5,484       5,414       3,227       2,303      (1,360)
                                                     =====================================================================
Earnings (loss) per share - basic....................   $    .83    $    .83    $    .50    $    .35    $   (.21)
                                                     =====================================================================
Earnings (loss) per share - diluted..................   $    .81    $    .80    $    .49    $    .35    $   (.21)
                                                     =====================================================================

Weighted average shares outstanding:
     Basic...........................................      6,577       6,530       6,504       6,500       6,500
                                                     =====================================================================
     Diluted.........................................      6,756       6,731       6,587       6,500       6,500
                                                     =====================================================================


Selected Operating Data:
Stores open at end of period.........................         22          19          18          18          18
Comparable store sales increase (decrease)(2)........        2.0%        3.2%         3.8%       0.0%        (4.1)%

Balance Sheet Data:
Working capital......................................   $ 25,908    $ 22,999    $ 18,201    $ 13,040    $ 11,240
Total assets.........................................     64,454      58,380      48,718      44,436      49,508
Total loans payable..................................          -           -           -       1,352      10,308
Total stockholders' equity...........................     42,622      36,980      31,521      26,707      24,404


(1) Represents the fair market value of 293,625 unregistered common shares awarded to certain employees by the Principal Stockholder and his spouse, through their family trust.

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

                                                          Year ended March 31
                                            -------------------------------------------------
                                                 2000            1999               1998
                                            -------------------------------------------------
                                            Amount Percent   Amount  Percent     Amount Percent
                                            -------------------------------------------------
Net sales...............................   $175,846  100.0% $154,573   100.0%   $143,014 100.0%
Gross profit............................     52,350   29.8    47,652    30.8      42,775  29.9
Selling, general and Administrative
  expenses..............................     43,524   24.8    38,873    25.2      35,669  24.9
Stock award.............................          -      -         -       -       1,468   1.0
Income from operations..................      8,826    5.0     8,780     5.7       5,638   3.9
Interest expense (income)...............       (284)  (0.1)     (243)   (0.2)        175   0.1
Income before taxes.....................      9,110    5.2     9,023     5.8       5,463   3.8
Net income..............................      5,484    3.1     5,414     3.5       3,227   2.3
Earnings (loss) per share:
Earnings per share:
      Basic.............................   $    .83         $    .83            $    .50
      Diluted...........................   $    .81         $    .80            $    .49

                                                        Quarter ended March 31
                                                 ------------------------------------
                                                         2000           1999
                                                 ------------------------------------
                                                  Amount  Percent   Amount   Percent
                                                 -------  --------  -------  --------
Net sales..................................      $49,010   100.0%   $39,050   100.0%
Gross profit...............................       13,902    28.4     12,139    31.1
Selling, general and administrative
  expenses.................................       11,170    22.8     10,224    26.2
Stock award................................            -       -          -       -
Income from operations.....................        2,732     5.6      1,915     4.9
Interest expense (income)..................         (110)    (.2)      (125)   (0.3)
Income before taxes........................        2,842     5.8      2,040     5.2
Net income.................................        1,713     3.5      1,302     3.3
Earnings (loss) per share:
Earnings per share:
      Basic................................      $   .26            $   .20
      Diluted..............................      $   .26            $   .19

     Fiscal 2000 Compared to Fiscal 1999. Sales increased from $154.6 million to $175.8 million, a 13.7% increase. The increase is primarily related to the opening of three new stores during fiscal 2000. Comparable store sales increased 2.0% reflecting continuing improvements in merchandising and customer service, offset partially by the unusually warm and dry weather conditions experienced in the third quarter as compared to the third quarter of the prior year. Comparable store sales of non-winter related merchandise increased 4.0%.

     Gross profit for the period decreased as a percent of sales from 30.8% to 29.8% as significant markdowns were required to stimulate the sales of winter related merchandise.

     Selling, general and administrative ("SG&A") expenses decreased as a percent of sales from 24.8% in fiscal 2000 compared to 25.2% in the prior year, primarily the result of reduced incentive-based labor costs.

     Interest income increased to $284,000 from $243,000 last year due to investments of cash reserves at higher interest rates.

     The effective tax rate as a percent of pretax income is 39.8% for fiscal 2000 and 40.0% for fiscal 1999. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

     Net income remained relatively flat at $5.5 million compared to $5.4 million in the prior year primarily due to increased sales offset by reduced gross profit margins. Diluted earnings per share increased to $.81 from $.80 due primarily to increased net income.

     Fourth Quarter 2000 Compared to Fourth Quarter 1999. Sales increased from $39.1 million to $49.0 million, a 25.3% increase. Comparable store sales increased 10.2% as markdowns combined with the first significant winter weather of the season in Southern California caused significant increases in sales of winter related merchandise during the fourth quarter of fiscal 2000. Sales of non-winter related products increased 5.7% on a comparable store basis as well. Also contributing to the total sales increase were the three new stores that were opened during the fiscal year.

     Gross profit for the period decreased as a percent of sales from 31.1% to 28.4% primarily from increased markdowns taken to stimulate the sales of winter related merchandise.

     Selling, general and administrative expenses decreased from 26.2% to 22.8% as a percent of sales primarily because of the leveraging effect of strong sales for the quarter ending March 31, 2000.

     Interest income decreased slightly from $125,000 to $110,000.

     The effective income tax rate as a percent of pretax income for the fourth quarter 2000 is 39.7% compared to 36.2% for the same period of fiscal 1999, the result of timing differences between quarters of fiscal 1999.

     Net income increased to $1.7 million from $1.3 million and earnings per share increased to $.26 from $.20 as a result of increased sales.

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

     For fiscal 1998 the Stock Award by the Principal Stockholder and his spouse, through their family trust, of 293,625 unregistered shares to more than one hundred employees and certain Directors resulted in compensation expense and a decrease to net income of $1.5 million. As a consequence, earnings per share was reduced by $.13 on an after-tax basis. No such award was made in fiscal 1999.

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

Liquidity and Capital Resources

     The Company's primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met the Company's liquidity needs. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

     Net cash provided by operating activities was $1.0 million, $9.6 million and $9.2 million for fiscal 2000, 1999 and 1998, respectively. Net income provided cash of $5.5 million, $5.4 million and $3.2 million in fiscal 2000, 1999 and 1998. Included in net income was non-cash depreciation of $3.7 million, $3.2 million and $2.9 million for fiscal 2000, 1999, and 1998, respectively. In fiscal 1998, non-cash stock awards provided an additional $1.6 million.

     Accounts receivable increased by $1.5 million and $880,000 in fiscal 2000 and 1999 as a result of amounts due to the Company from John Wells Golf Shops, the operator of the leased golf department within the Company's stores. On April 1, 2000, the Company purchased the inventory and fixtures of the golf department from the lessee and will operate the golf department on its own.

     During fiscal 2000 and 1999, inventories increased $7.0 million and $2.1 million primarily as the result of adding new stores.

     Accounts payable increased $2.0 million during fiscal 1999 directly related to the increase in inventory. During fiscal 2000 and 1998, accounts payable decreased $69,000 and $976,000, respectively, due to changes in the timing of vendor payments.

     Net cash used in investing activities was $6.6 million, $3.8 million and $3.4 million for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000 three stores were opened and one was relocated while in fiscal 1999 one store was added and during 1998 one store was relocated. In fiscal 2000, 1999 and 1998, ongoing capital expenditures for the Company's existing stores totaled $2.8 million, $2.3 million and $2.6 million, respectively.

     As a result of the Company's expansion plans, capital expenditures are forecasted to be much higher than in the past. During fiscal 2001, the Company has forecasted capital expenditures of $10.4 million. Approximately $1.0 million of this amount will be used to open at least one new store. In addition, approximately $6 million will be used to implement the Company's three-year strategic plan regarding information technology.

     Historically, net cash used in or provided by financing activities has resulted primarily from the advance or pay down of a revolving credit line. For fiscal 2000 and 1999, there were no borrowings. For fiscal 1998, peak borrowings on that credit line were $4.9 million.

     In June 2000, the Company modified a credit facility from Bank of America National Trust and Savings Association, Inc. (the "Lender") which provides for advances up to $10 million less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. Interest accrues at prime less 1/2% or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company's option. This credit facility expires on August 31, 2002 and the Company expects to renegotiate and extend the term of this agreement before that date.

     The Company's obligation to the Lender is presently secured by a first priority lien on substantially all of the Company's non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of losses and capital expenditures, calculated on a quarterly basis. In addition, the Company must reduce borrowings to $2 million or less for 30 consecutive days during each fiscal year. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could cause the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     No cash dividends have been declared on common stock in fiscal 2000. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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

     Although the third and fourth quarters of fiscal 1998 experienced strong sales of winter-related products as a result of the "El Nino" weather conditions which provided unusually consistent snowfall throughout the period, management currently projects little or no growth in winter-related product sales relative to other specialty product areas of the Company's business. Accordingly, the effect of snow conditions on the Company's operating results has been and is being partially mitigated by management's actions to diversify the Company's product mix. Sales of winter related products have decreased over the last five fiscal years from 25% in fiscal 1995 to 17% in fiscal 2000 as a percentage of the total Company sales revenue.

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

Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $200,000 in this effort. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Other Factors That May Affect Future Results

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

     These risks and uncertainties contained in this Annual Report, include but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, and retail and sporting goods business conditions specifically, the impact of competition, technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, trade restrictions and other risks detailed in the Company's Security and Exchange Commission filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this section are submitted as part of Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The following table sets forth the names and ages of all directors and executive officers as of June 26, 2000, indicating all positions and offices presently held by each.

Name                        Age   Position
----                        ---   --------
Norbert J. Olberz........    75   Chairman of the Board
Eric S. Olberz...........    37   Director
John R. Attwood..........    70   Director
Kenneth Olsen............    82   Director
Frederick H. Schneider...    43   Director
Craig L. Levra...........    41   Director, President and Chief Executive Officer
Dennis D. Trausch........    50   Executive Vice President - Operations
Howard K. Kaminsky.......    42   Executive Vice President - Finance, Chief Financial Officer
                                  and Secretary
Ronald G. Mann...........    49   Senior Vice President - General Merchandise Manager

     Norbert J. Olberz is the Company's founder and has been its Controlling Stockholder and Chairman of the Board since it was founded in 1959, Interim President from April 1995 through November 1997 and Interim Chief Executive Officer from April 1995 to August 1999.

     Eric S. Olberz has been a Director since 1992. Mr. Olberz recently received a Bachelors degree with an emphasis in accounting from National University and sat for the Certified Public Accountants Examination. Mr. Olberz was President and owner of Camp 7, Inc., a soft goods manufacturing operation located in Santa Ana, California from July 1995 through October 1996 and Vice Chairman of the Company from October 1994 to July 1995, Vice President from 1984 through October 1994 and Secretary from October 1992 to July 1995. Mr. Olberz resigned as an officer and employee concurrently with Camp 7, Inc.'s acquisition of the Company's soft goods manufacturing operations in July 1995. Mr. Olberz is the son of Norbert J. Olberz, the Principal Stockholder and Chairman of the Board.

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

     Frederick H. Schneider has been a Director and member of the Audit Committee since May 2000. Mr. Schneider currently is an independent private equity investor. He served as Chief Financial Officer and Principal of Leonard Green & Partners, L.P., a merchant banking firm, from September 1994 to January 1998, where he played a key role in various acquisitions. From June 1978 to September 1994, he was employed by KPMG Peat Marwick, including as an Audit and Due Diligence Partner from June 1989 to September 1994.

     Craig L. Levra, Director since November 1998 and President and Chief Operating Officer since November 1997 and Chief Executive Officer since August 1999. Prior to joining the Company, Mr. Levra had been employed by The Sports Authority, the nation's largest sporting goods retailer. During his five-year tenure with that company, he held positions of increasing responsibility in merchandising and operations and was Vice President of Store Operations at the time of his departure. Mr. Levra received a Bachelor's degree and a Master's degree in Business Administration from the University of Kansas.

     Dennis D. Trausch, Executive Vice President - Operations since June 1988. Since joining the Company in 1976, Mr. Trausch has served in various positions of increasing responsibility in store and Company operations. He oversees all store and distribution center operations, including human resources and customer service, as well as being responsible for site selection and leasing.

     Howard K. Kaminsky, Chief Financial Officer since joining the Company in 1985, Executive Vice President - Finance since May 2000 and Secretary since July 1995. Mr. Kaminsky was also the Company's Vice-President - Finance from January through April 1997, Senior Vice President - Finance from April 1997 to May 2000 and Treasurer from October 1992 through January 1997. Prior to joining the Company, Mr. Kaminsky was employed in the auditing division of Ernst & Young LLP. He is a Certified Public Accountant and received his Bachelor of Science degree in Business Administration from California State University, Northridge. Mr. Kaminsky is a member of the California Society of Certified Public Accountants and the Retail Financial Executives Professional Association.

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

     Norbert J. Olberz, the Principal Stockholder, owns approximately 67% of the Company's outstanding Common Stock at March 31, 2000. As a result, the Principal Stockholder has sufficient voting power to determine the outcome of any matters submitted to the Company's stockholders for approval.

     Other information responding to Item 10 was included in the Registrant's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders and is incorporated by reference herein pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled "General Information-Security Ownership of Principal Stockholders and Management" and "Proposal 1-Election of Directors" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Proposal 1-Election of Directors-Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report.

     (2)  Schedules - Not applicable.

     (3)  Exhibits - See Index on Page E-1 hereof.

(b)  Reports on Form 8-K

     None.

                               Sport Chalet, Inc.

                      Index to Audited Financial Statements

                                                                                                       Page
                                                                                                       ----
Report of Independent Auditors......................................................................     18
Statements of Income for each of the three years in the period ended March 31, 2000.................     19
Balance Sheets as of March 31, 2000 and 1999........................................................     20
Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2000...     21
Statements of Cash Flows for each of the three years in the period ended March 31, 2000.............     22
Notes to Financial Statements.......................................................................     23


Report of Independent Auditors

The Stockholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.



Los Angeles, California            /s/ Ernst & Young LLP
May 19, 2000

                               Sport Chalet, Inc.

                              Statements of Income


                                                                                   Year ended March 31
                                                                   2000                   1999                   1998
                                                        -----------------------------------------------------------------

Net sales............................................          $175,846,383           $154,573,318           $143,014,062
Cost of goods sold, buying and occupancy.............           123,496,150            106,920,821            100,239,085
                                                        -----------------------------------------------------------------
Gross profit.........................................            52,350,233             47,652,497             42,774,977
Selling, general and administrative expenses.........            43,524,142             38,872,850             35,668,411
Stock award (Note 6).................................                     -                      -              1,468,125
                                                        -----------------------------------------------------------------
Income from operations...............................             8,826,091              8,779,647              5,638,441
Interest (income) expense............................              (283,432)              (243,366)               175,594
                                                        -----------------------------------------------------------------
Income before taxes..................................             9,109,523              9,023,013              5,462,847

Income tax provision.................................             3,626,000              3,609,000              2,236,000
                                                        -----------------------------------------------------------------
Net income...........................................          $  5,483,523           $  5,414,013           $  3,226,847
                                                        =================================================================

Earnings per share:
 Basic...............................................          $       .83            $        .83           $        .50
                                                       ==================================================================

 Diluted.............................................          $       .81            $        .80           $        .49
                                                       ==================================================================

Weighted average number of common shares outstanding:
  Basic..............................................             6,577,000              6,529,667              6,504,000
  Diluted............................................             6,756,042              6,731,244              6,587,000

See accompanying notes.

                               Sport Chalet, Inc.

                                 Balance Sheets


                                                                                                  March 31
                                                                                         2000                 1999
                                                                                 ---------------------------------------
Assets
Current assets:
 Cash........................................................................        $ 5,468,390          $10,829,102
 Accounts receivable, less allowance of $75,000 in 2000 and $28,000 in 1999..          2,808,769            1,290,266
 Merchandise inventories (Note 2)............................................         36,921,166           29,938,999
 Prepaid expenses and other current assets...................................          1,295,082              974,852
 Deferred income taxes (Note 5)..............................................          1,186,162            1,263,779
                                                                                  -----------------------------------
Total current assets.........................................................         47,679,569           44,296,998
Furniture, equipment and leasehold improvements:
 Furniture, fixtures and office equipment....................................         17,167,888           14,191,841
 Rental equipment............................................................          3,166,932            3,238,145
 Vehicles....................................................................            686,061              813,168
 Leasehold improvements......................................................         12,589,688           10,657,242
                                                                                  -----------------------------------
                                                                                      33,610,569           28,900,396
 Less allowance for depreciation and amortization............................         17,201,939           15,398,980
                                                                                  -----------------------------------
                                                                                      16,408,630           13,501,416
Other assets (Note 6)........................................................            365,739              581,262
                                                                                  -----------------------------------
Total assets.................................................................        $64,453,938          $58,379,676
                                                                                  ===================================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable............................................................        $11,579,549          $11,648,964
 Salaries and wages payable..................................................          1,815,476            2,962,400
 Other accrued expenses (Note 4).............................................          6,709,492            5,884,047
 Income tax payable..........................................................          1,667,554              802,943
                                                                                  -----------------------------------
Total current liabilities....................................................         21,772,071           21,298,354

Deferred income taxes (Note 5)...............................................             60,212              101,140
Commitments and contingencies (Note 4)

Stockholders' equity (Note 6):
 Preferred stock, $.01 par value:
  Authorized shares - 2,000,000
  Issued and outstanding shares - none
 Common stock, $.01 par value:
  Authorized shares - 15,000,000
  Issued and outstanding shares - 6,577,000 in 2000
  and 6,532,000 in 1999......................................................             65,770               65,320
 Additional paid-in capital..................................................         21,689,607           21,532,107
 Retained earnings...........................................................         20,866,278           15,382,755
                                                                                  -----------------------------------
Total stockholders' equity...................................................         42,621,655           36,980,182
                                                                                  -----------------------------------
Total liabilities and stockholders' equity...................................        $64,453,938          $58,379,676
                                                                                  ===================================

See accompanying notes.

                               Sport Chalet, Inc.

                       Statements of Stockholders' Equity


                                               Common Stock              Additional           Retained
                                          Shares         Amount        Paid-in Capital        Earnings            Total
                                    -----------------------------------------------------------------------------------------

Balance at March 31, 1997...........      6,500,000         $65,000         $19,900,052        $ 6,741,895        $26,706,947
 Shares granted to officer..........         25,000             250             118,500                  -            118,750
 Contribution by principal
   shareholder (Note 6).............              -               -           1,468,125                  -          1,468,125
 Net income for 1998................              -               -                   -          3,226,847          3,226,847
                                        -------------------------------------------------------------------------------------

Balance at March 31, 1998...........      6,525,000          65,250          21,486,677          9,968,742         31,520,669
 Shares granted to employees........          7,000              70              45,430                  -             45,500
 Net income for 1999................              -               -                   -          5,414,013          5,414,013
                                        -------------------------------------------------------------------------------------

Balance at March 31, 1999...........      6,532,000          65,320          21,532,107         15,382,755         36,980,182
 Exercise of stock options..........         45,000             450             127,800                  -            128,250
 Tax benefit from exercise of
  options...........................              -               -              29,700                  -             29,700

 Net income for 2000................              -               -                   -          5,483,523          5,483,523
                                        -------------------------------------------------------------------------------------
Balance at March 31, 2000...........      6,577,000         $65,770         $21,689,607        $20,866,278        $42,621,655
                                        =====================================================================================

See accompanying notes.

                               Sport Chalet, Inc.

                            Statements of Cash Flows


                                                                                    Year ended March 31
                                                               -------------------------------------------------------------
                                                                        2000                 1999                   1998
                                                               -------------------------------------------------------------
Operating activities
Net income..................................................         $ 5,483,523          $ 5,414,013           $  3,226,847
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization.............................           3,714,365            3,215,312              2,926,309
  Loss (gain) on disposal of equipment......................             149,437              (33,706)               287,025
  Stock compensation........................................                   -               45,500              1,586,875
  Deferred income taxes.....................................              36,689             (219,464)               445,853
  Changes in operating assets and liabilities:
   Accounts receivable......................................          (1,518,503)            (880,631)                66,435
   Merchandise inventories..................................          (6,982,167)          (2,126,941)               281,577
   Prepaid expenses and other current assets................            (320,230)             (79,346)               148,984
   Refundable income taxes..................................                   -              675,521               (371,363)
   Accounts payable.........................................             (69,415)           2,038,104               (975,801)
   Salaries and wages payable...............................          (1,146,924)             119,593                641,912
   Other accrued expenses...................................             825,445              641,486              1,286,270
   Income taxes payable.....................................             864,611              802,943               (324,000)
                                                               -------------------------------------------------------------
Net cash provided by operating activities...................           1,036,831            9,612,384              9,226,923

Investing activities
Purchases of furniture, equipment and leasehold
  improvements..............................................          (6,881,596)          (3,300,013)            (3,355,937)
Other assets................................................             215,523             (514,532)                     -
Proceeds from sale of assets................................             110,580               60,928                      -
                                                               -------------------------------------------------------------
Net cash used in investing activities.......................          (6,555,493)          (3,753,617)            (3,355,937)

Financing activities
Proceeds from bank and other borrowings.....................                   -                    -             35,987,095
Repayments of bank and other borrowings.....................                   -                    -            (37,338,860)
Proceeds from exercise of stock options and related tax
 benefit....................................................             157,950                    -                      -
                                                               -------------------------------------------------------------
Net cash provided by (used in)
 financing activities.......................................             157,950                    -             (1,351,765)
                                                               -------------------------------------------------------------

(Decrease) increase in cash.................................          (5,360,712)           5,858,767              4,519,221
Cash at beginning of year...................................          10,829,102            4,970,335                451,114
                                                               -------------------------------------------------------------
Cash at end of year.........................................         $ 5,468,390          $10,829,102           $  4,970,335
                                                               =============================================================
Cash paid during the year for:
 Income taxes...............................................         $ 2,695,000          $ 2,350,000           $  2,575,842
 Interest...................................................                   -                    -                175,594

See accompanying notes.

1. Description of Business

Sport Chalet, Inc. (the Company) is an operator of full service, specialty sporting goods superstores in Southern California. As of March 31, 2000, the Company had 22 stores, 11 of which are located in Los Angeles County, 5 in Orange County, 3 in San Diego County, 1 in San Bernardino County, 1 in Ventura County and 1 in Riverside County.

The Chairman of the Board (Principal Stockholder) owned approximately 67% of the Company's outstanding common stock at March 31, 2000.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

The Company is potentially exposed to a concentration of credit risk when cash deposits in banks are in excess of federally insured limits in the event of nonperformance by the related financial institution. However, management does not anticipate nonperformance by these financial institutions.

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

          Furniture, fixtures and office equipment.................................          5-7 years
          Rental equipment.........................................................           3 years
          Vehicles.................................................................           5 years
          Leasehold improvements...................................................          15 years

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

Revenue Recognition

Retail merchandise sales are recognized at the point of sale less estimated sales returns.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $4,469,803, $3,960,886 and $2,786,799 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:


                                                                              March 31
                                                                     2000            1999           1998
                                                            --------------------------------------------
                                                               (in thousands, except per share data)
Basic EPS computation:
 Numerator...............................................          $5,484          $5,414         $3,227

 Denominator:
  Weighted average common shares outstanding.............           6,577           6,530          6,504
                                                            --------------------------------------------
 Basic earnings per share................................          $  .83          $  .83         $  .50
                                                            --------------------------------------------

Diluted EPS computation:
 Numerator...............................................          $5,484          $5,414         $3,227

 Denominator:
  Weighted average common shares outstanding.............           6,577           6,530          6,504
  Incremental shares from assumed conversion of options..
                                                                      179             201             83
                                                            --------------------------------------------
Total weighted average common shares - assuming dilution.
                                                                    6,756           6,731          6,587
                                                            --------------------------------------------
Diluted earnings per share...............................          $  .81          $  .80         $  .49
                                                            --------------------------------------------

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

Major Supplier

During 2000 and 1999, the Company purchased approximately 8% and 9%, respectively, of its inventory from one supplier. At March 31, 2000 and 1999, the amount due to this supplier constituted approximately 8% and 7% of accounts payable, respectively.

Reclassification

Certain amounts in March 31, 1998 and 1999 financial statements have been reclassified to conform with the March 31, 2000 classification.

3. Loans Payable to Bank

The Company has a credit facility with Bank of America National Trust and Savings Association, Inc. (lender) which provides for advances up to $10 million less the amount of any outstanding draws up to a maximum of $1.5 million in authorized letters of credit. Maximum borrowings generally may not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest shall accrue at prime less 1/2% depending on cash flow (8% at March 31, 2000) or may be fixed for a period of time at the then current rate established under one of several indicies, all at the Company's option. This credit facility expires August 31, 2002. The primary covenants in the credit facility with the lender require the Company to maintain certain minimum cash flow coverage and debt to equity ratios, and restricts the level of losses and capital expenditures, calculated on a quarterly basis. This loan is secured by substantially all of the Company's non-real estate assets.

At March 31, 2000, the Company had no letters of credit outstanding.

There were no borrowings during either fiscal 2000 or fiscal 1999. The weighted average interest rate on short-term borrowings was 8.43% for the year ended March 31, 1998.

4. Commitments and Contingencies

The Company leases all buildings (including its corporate office space, warehouse and distribution facility and three stores from the Company's Principal Stockholder) under certain noncancelable operating lease agreements. Rentals of the retail locations in most instances require the payment of contingent rentals based on a percentage of sales in excess of minimum rental payment requirements. Most of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes. Most leases contain renewal options of five years and certain leases provide for various rate increases over the lease term.

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2000:

2001........................................................................         $  9,695,868
2002........................................................................            9,820,395
2003........................................................................            9,810,069
2004........................................................................            9,113,660
2005........................................................................            9,337,899
Thereafter..................................................................           53,877,384
                                                                            ---------------------
                                                                                     $101,655,275
                                                                            =====================

Total rent expense amounted to $13,553,746, $11,765,848 and $11,015,404 for the years ended March 31, 2000, 1999 and 1998, respectively, of which $2,102,252, $1,670,113 and $1,524,389, respectively, was paid on the leases with the Principal Stockholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $755,933, $748,789 and $752,151 for the years ended March 31, 2000, 1999 and 1998, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Stockholder of $123,334 at March 31, 2000, $115,697 at March 31, 1999 and $76,267 at March 31, 1998.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, based on the advice of counsel, resolution of such matters will not have a material effect on its financial position or results of operations.

5. Income Taxes

The provision (benefit) for income taxes for the years ended March 31, 2000, 1999 and 1998 consists of the following:

                                                         2000               1999                1998
                                             -------------------------------------------------------

Federal:
 Current..................................         $2,791,000         $2,876,000          $1,609,000
 Deferred.................................             27,000            (67,000)            109,000
                                             -------------------------------------------------------
                                                    2,818,000          2,809,000           1,718,000
State:
 Current..................................            798,000            803,000             476,000
 Deferred.................................             10,000             (3,000)             42,000
                                             -------------------------------------------------------
                                                      808,000            800,000             518,000
                                             -------------------------------------------------------
                                                   $3,626,000         $3,609,000          $2,236,000
                                             =======================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2000 and 1999 are as follows:

                                                        2000                                   1999
                                          -------------------------------------------------------------------------
                                                                  Non-                                   Non-
                                              Current            current             Current            current
                                          -------------------------------------------------------------------------
Deferred tax liabilities:
 Tax over book depreciation............         $        -          $(95,494)          $        -         $(125,548)
                                          -------------------------------------------------------------------------
Total deferred tax liabilities.........                  -           (95,494)                   -          (125,548)
Deferred tax assets:
 Uniform cost capitalization...........             51,510                 -               53,989                 -
 Markdown reserve......................            599,760                 -              642,600                 -
 Accrued vacation......................            197,888                 -              214,216                 -
 Other.................................            337,004            35,282              352,974            24,408
                                          -------------------------------------------------------------------------
Total deferred tax assets..............          1,186,162            35,282            1,263,779            24,408
                                          -------------------------------------------------------------------------
Total deferred tax asset
(liability)............................         $1,186,162          $(60,212)          $1,263,779         $(101,140)
                                          =========================================================================


A reconciliation of the provision for income taxes for the years ended March 31, 2000, 1999 and 1998 with the amount computed using the federal statutory rate follows:

                                                           2000                1999               1998
                                                  ----------------------------------------------------

Statutory rate, 34% applied to income before
 taxes.........................................         $3,097,000          $3,068,000         $1,857,000

State taxes, net of federal tax effect.........            499,000             528,000            342,000
Other, net.....................................             30,000              13,000             37,000
                                                  -------------------------------------------------------
                                                        $3,626,000          $3,609,000         $2,236,000
                                                  =======================================================

6. Award Plans and Stock Award

Award Plan

The Company has an Incentive Award Plan (1992 Plan) under which stock options or other awards to purchase or receive up to 1,200,000 shares of the Company's common stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over three to five-year periods and if not exercised, expire five to ten years from the date of grant. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2000 there were 395,000 remaining shares available for grant under the Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000, 1999 and 1998: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of .45 for 2000, .46 for 1999 and .47 for 1998; and a weighted average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information follows:

                                                                             March 31
                                                             2000              1999               1998
                                                    ------------------------------------------------------

Pro forma net income.............................         $5,308,847        $5,274,449         $3,173,829

Pro forma earnings per common share:
 Basic...........................................         $      .81        $      .81         $      .49
 Diluted.........................................         $      .79        $      .80         $      .49

The effect of compensation expense from stock options in the 1997 pro forma net income reflects the second year of vesting of the 1996 awards and the first year of vesting of 1997 awards. Not until 1999 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

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

A summary of the Company's stock option activity and related information follows:

                                      March 31, 2000                        March 31, 1999                     March 31, 1998
                            --------------------------------------------------------------------------------------------------------

                                                 Weighted                             Weighted                           Weighted
                                                 Average                              Average                            Average
                              Options         Exercise Price        Options        Exercise Price        Options      Exercise Price
                            --------------------------------------------------------------------------------------------------------
Outstanding at beginning
 of year.................       618,000               $3.95           568,000              $3.73           240,000          $2.52
  Granted................       302,000                4.47            50,000               6.46           328,000           4.62
  Exercised..............       (45,000)               2.85                 -                                    -
  Forfeited..............      (115,000)               2.28                 -                                    -
                            -----------                        --------------                       --------------
Outstanding at end of
 year....................       760,000               $4.65           618,000              $3.95           568,000          $3.73
                            ===========                        ==============                       ==============

Exercisable at end of
 year....................       255,600               $3.50           218,200              $2.88           106,800          $2.63
                            ===========     ===============    ==============    ===============    ==============    =============

Weighted average fair
 value of options
 granted during the year.             -               $2.22                 -              $2.83                 -          $2.23

Exercise prices for options outstanding as of March 31, 2000 ranged from $2.375 to $6.50 The weighted average remaining contractual life of those options is nine years.

Stock Award

The Principal Stockholder and his spouse, through their Family Trust, awarded 293,625 unregistered shares to more than 100 employees and certain Directors. Award recipients were not required to pay consideration; however, the shares awarded are subject to certain restrictions including a prohibition against transfer for two years and potential forfeiture in the event certain employment conditions are not fulfilled. The fair market value of the shares awarded was treated as a capital contribution by the Principal Stockholder and expensed as compensation to recipients as of March 31, 1998.

The Company granted loans to employees to pay the income taxes associated with these awards. These loans bear interest at 6% and are payable over four years and secured by the awarded shares.

7. Employee Retirement Plan

Effective April 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the 401(k) Plan). All employees who have been employed by the Company for at least one year of service (provided that such service represents a minimum of 1,000 hours worked during the year) and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 24% of their current compensation, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee's current compensation. The Company expense related to this plan was $101,519 and $114,973 for the years ended March 31, 2000 and 1999, respectively.

8. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

                                                First          Second          Third          Fourth
                                               Quarter        Quarter         Quarter        Quarter
                                          -------------------------------------------------------------
Fiscal 2000
Net sales.................................        $34,669        $41,679         $50,489        $49,010
Gross profit..............................         10,453         12,306          15,690         13,902
Income from operations....................          1,010          1,704           3,380          2,732
Net income................................            658          1,065           2,048          1,713
Basic earnings per share..................            .10            .16             .31            .26
Diluted earnings per share................            .10            .16             .30            .26

                                                First          Second          Third          Fourth
                                               Quarter        Quarter         Quarter        Quarter
                                          -------------------------------------------------------------
Fiscal 1999
Net sales.................................        $32,097        $36,192         $47,234        $39,050
Gross profit..............................          9,518         10,898          15,097         12,139
Income from operations....................            938          1,554           4,372          1,915
Net income................................            571            949           2,592          1,302
Basic earnings per share..................            .09            .15             .40            .20
Diluted earnings per share................            .09            .14             .38            .19

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 29, 2000.


                                       SPORT CHALET, INC.
                                       (Registrant)



                                       By: /s/ Craig L. Levra
                                       ----------------------------------
                                       Craig L. Levra, President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.


Signature



PRINCIPAL EXECUTIVE OFFICER                      DIRECTORS



/s/  Craig L. Levra                              /s/ Norbert J. Olberz
----------------------------------------       -----------------------------
Craig L. Levra, Director, President and        Norbert J. Olberz
Chief Executive Officer                        Chairman and Director


                                               /s/  John R. Attwood
                                               -----------------------------
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER     John R. Attwood, Director


/s/   Howard K. Kaminsky
-----------------------------------------
Howard K. Kaminsky                             /s/  Kenneth Olsen
Executive Vice President - Finance,            -----------------------------
Chief Financial Officer and Secretary          Kenneth Olsen, Director


                                               /s/  Eric S. Olberz
                                               -----------------------------
                                               Eric S. Olberz, Director


                                               /s/  Frederick H. Schneider
                                               -----------------------------
                                               Frederick H. Schneider, Director

                                 EXHIBIT INDEX

EXHIBIT                                                                                                                      PAGE
NUMBER             DESCRIPTION                                                                                               NUMBER

3.1         Certificate of Incorporation of Sport Chalet, Inc.                                                                (1)

3.2         Bylaws of Sport Chalet, Inc.                                                                                      (1)

4.1         Form of Certificate for the Common Stock.                                                                         (1)

10.1        Credit Agreement, dated August 1, 1992, between the Company and Wells Fargo Bank                                  (2)

10.2        Letter dated October 8, 1992 by Wells Fargo Bank.                                                                 (2)

10.3        1992 Incentive Award Plan of the Company.                                                                         (2)

10.4        Form of Nonemployee Director Stock Option Incentive Award Agreement.                                              (2)

10.5        Form of Key Employee Stock Option Incentive Award Agreement.                                                      (2)

10.6        Tax Indemnity Agreement, dated October 8, 1992, between the Company and Norbert J. Olberz.                        (2)

10.7        Form of Director and Officer Indemnification Agreement.                                                           (2)

10.8        Form of Employee Stock Option Incentive Award Agreement.                                                          (3)

10.9        Credit Agreement Between the Company and Wells Fargo Bank dated December 1, 1992.                                 (4)

10.10       Camp 7 Manufacturing Operations Lease dated March 1, 1993, between the Company and Eric Steven Olberz.            (5)

10.11       First through Fourth Amendment to Credit Agreement between the Company and Wells Fargo Bank dated December        (6)
            1, 1992.

10.12       Credit Agreement between the Company and Wells Fargo Bank dated June 1, 1994                                      (7)

10.13       Huntington Beach store lease, dated August 25, 1994 between the Company and Huntington Beach Properties,          (8)
            Inc., a California Corporation.

10.14       Letter Regarding Resignation of Samuel G. Allen                                                                   (9)

10.15       Letter Regarding Resignation of Joseph H. Coulombe                                                               (10)

10.16       Severance and General Release Agreement with Samuel G. Allen                                                     (10)

10.17       Employment Contract for Joseph H. Coulombe                                                                       (10)

10.18       Employment Contract for Kim D. Robbins                                                                           (10)

10.19       Agreement for sale of Sport Chalet Manufacturing, dated June 23, 1995 by and among the Company, Eric S.          (10)
            Olberz and Camp 7, a California corporation.

10.20       Security Agreement [Debtor in Possession] dated June 23,1995 and executed by Camp 7, Inc., a California          (10)
            corporation, as Borrower, on behalf of the Company, as Secured Party.

10.21       Continuing Guaranty dated June 23, 1995 executed by Eric S. Olberz, as Guarantor, on behalf of the               (10)
            Company, as lender.

10.22       Promissory Note dated June 23, 1995 executed by Camp 7, Inc., a California corporation, as Maker on behalf       (10)
            of the Company.

10.23       Agreement of Assignment and Assumption of Lease and Consent of Landlord, dated June 23, 1995, by and among       (10)
            the Company, as Assignor, Camp 7, Inc., a California corporation, as Assignee and Eric S. Olberz, as
            Landlord.

10.24       Pledge Agreement dated June 23, 1995, by and between Eric S. Olberz, as Pledgor, and the Company, as             (10)
            Pledgee.

10.25       Licensing Agreement dated June 23, 1995, by and between the Company as Licensee, and Camp 7, Inc., a             (10)
            California corporation, as Licensor

10.26       Indemnification Agreement dated June 23, 1995, by Eric S. Olberz, as Indemnitor, on behalf of the Company,       (10)
            as Indemnity [if required].

10.27       Severance and General Release Agreement with Eric S. Olberz.                                                     (10)

10.28       Pomona Warehouse lease, dated August 10, 1995, between the company and Montclair Warehouse, Inc., a              (11)
            California Corporation.

10.29       Waiver of Loan Covenant by Bank dated February 13, 1996.                                                         (12)

10.30       Loan and Security Agreement dated as of May 14, 1996, between the Company and BankAmerica Business Credit,       (13)
            Inc., together with schedules thereto.

10.31       Letter of Credit Financing Agreement Supplement to Loan and Security Agreement dated as of May 14,1996           (13)
            between the Company and BankAmerica Business Credit, Inc.

10.32       Side Letter, dated as of May 14, 1996, between the Company and BankAmerica Business Credit, Inc.,                (13)
            respecting the Aggregate Rent Reserve.

10.33       Termination Agreement and Mutual General Release dated March 25, 1997 among the Company, BankAmerica             (14)
            Business Credit, Inc. and Bank of America National Trust and Savings Association.

10.34       Business Loan Agreement dated as of March 25, 1997 between the Company and Bank of America National Trust        (14)
            and Savings Association, together with related exhibits.

10.35       Employment Agreement for President and Chief Operating Officer                                                   (15)

10.36       Amendment No. 1 to Business Loan Agreement                                                                       (16)

10.37       Business Loan Agreement dated as of June 19, 1998 between the Company and Bank of America National Trust         (17)
            and Savings Association.

10.38       La Canada store lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a California       (17)
            Corporation.

10.39       La Canada office lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a                 (17)
            California Corporation.

10.40       Employment contract for Senior Vice President - General Merchandise Manager                                      (18)

10.41       Porter Ranch store lease dated May 7, 1999 between the Company and North San Fernando Valley Properties,         (19)
            Inc., a California Corporation.

10.42       Employment contract for Executive Vice President - Operations                                                    (20)

10.43       Employment contract for Senior Vice President - Finance                                                          (20)

10.44       Employment contract for Senior Vice President - General Merchandise Manager                                      (20)

10.45       Employment contract for Chairman of the Board

10.46       Employment contract for President and Chief Executive Officer

10.47       Amendment to employment contract for Executive Vice President - Operations

10.48       Amendment to employment contract for Senior Vice President - Finance

10.49       Amendment to employment contract for Senior Vice President - General Merchandise Manager

23.1        Consent of Independent Auditors

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

(19)        Incorporated by reference to Exhibit 10.41 to the Company's Form 10-K filed with the Securities and
            Exchange Commission on June 30, 1999.

(20)        Incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company's quarterly report, on Form 10-Q, for the quarter ending December 31, 1999.