Form 10-Q
period 2000-06-30
SPORT CHALET INC
filed 2000-07-31
CIK 892907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended June 30, 2000

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

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)



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

Number of shares outstanding of the registrant's common stock as of July 31, 2000:

                                   6,577,000

                              SPORT CHALET, INC.
                              ------------------

                              Index to Form 10-Q

                        Part I - Financial Information
                        ------------------------------

                                                                           Page
                                                                           ----
Item 1. Financial Statements..............................................   3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................   7


                          Part II - Other Information
                          ---------------------------

Item 6. Exhibits and Reports on Form 8-K..................................  10

                        Part I - Financial Information
                        ------------------------------


     Item 1.    Financial Statements.
                --------------------

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              Three months ended June 30,
                                                            --------------------------------------
                                                              2000                        1999
                                                            -----------                -----------
Net sales..........................................         $44,090,986                $34,668,627
Cost of goods sold, buying and occupancy...........          30,371,514                 24,216,001
                                                            -----------                -----------
Gross profit.......................................          13,719,472                 10,452,626
Selling, general and administrative
       expenses....................................          11,437,259                  9,442,672
                                                            -----------                -----------
Income from operations.............................           2,282,213                  1,009,954
Interest income....................................              83,240                     84,522
                                                            -----------                -----------
Income before taxes................................           2,365,453                  1,094,476
Income tax provision...............................             943,000                    436,000
                                                            -----------                -----------

Net income.........................................         $ 1,422,453                $   658,476
                                                            ===========                ===========

Earnings per share:
             Basic.................................         $       .22                $       .10
                                                            ===========                ===========
             Diluted...............................         $       .21                $       .10
                                                            ===========                ===========

Weighted average number of common
       shares outstanding:
             Basic.................................           6,577,000                  6,577,000
                                                            ===========                ===========
             Diluted...............................           6,703,637                  6,797,000
                                                            ===========                ===========

                            See accompanying note.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS

                                                                          June 30,                   March 31,
                                                                            2000                       2000
                                                                      ---------------               -----------
                                                                       (Unaudited)
ASSETS
------
Current assets:
  Cash.........................................................           $ 1,145,270               $ 5,468,390
  Accounts receivable - net....................................             1,047,285                 2,808,769
  Merchandise inventories......................................            47,222,804                36,921,166
  Prepaid expenses and other current assets....................             1,283,090                 1,295,082
  Deferred income tax..........................................             1,400,000                 1,186,162
                                                                          -----------               -----------
          Total current assets.................................            52,098,449                47,679,569
Furniture, equipment and leasehold improvements - net..........            17,801,184                16,408,630
Other assets...................................................               301,165                   365,739
                                                                          -----------               -----------
          Total assets.........................................           $70,200,798               $64,453,938
                                                                          ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.............................................           $15,842,898               $11,579,549
  Salaries and wages payable...................................             2,100,686                 1,815,476
  Other accrued expenses.......................................             7,198,147                 6,709,492
  Income tax payable...........................................               949,959                 1,667,554
                                                                          -----------               -----------
          Total current liabilities............................            26,091,690                21,772,071
Deferred income taxes..........................................                65,000                    60,212

Stockholders' equity
  Preferred stock, $.01 par value:
    Authorized shares - 2,000,000
      Issued and outstanding shares - none
  Common stock, $.01 par value:
    Authorized shares - 15,000,000
      Issued and outstanding shares - 6,577,000................                65,770                    65,770
  Additional paid-in capital...................................            21,689,607                21,689,607
  Retained earnings............................................            22,288,731                20,866,278
                                                                          -----------               -----------
  Total stockholders' equity...................................            44,044,108                42,621,655
                                                                          -----------               -----------
          Total liabilities and stockholders' equity...........           $70,200,798               $64,453,938
                                                                          ===========               ===========

                            See accompanying note.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Three months ended June 30,
                                                                            --------------------------------------
                                                                                2000                       1999
                                                                            ------------               -----------
Operating activities
Net income............................................................      $  1,422,453               $   658,476
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
          Depreciation and amortization...............................           976,000                   859,000
          Stock compensation..........................................                 -                   128,250
          Deferred income taxes.......................................          (209,050)                  113,072
          Changes in operating assets and liabilities:
               Accounts receivable....................................         1,761,484                    (1,541)
               Merchandise inventories................................       (10,301,638)               (6,630,244)
               Prepaid expenses and other current assets..............            11,992                   126,606
               Accounts payable.......................................         4,263,349                 2,806,947
               Salaries and wages payable.............................           285,210                (1,482,795)
               Other accrued expenses.................................           488,655                   (43,916)
               Income tax payable.....................................          (717,595)                 (627,074)
                                                                            ------------               -----------
Net cash used in operating activities.................................        (2,019,140)               (4,093,219)

Investing activities
Other assets..........................................................            64,574                    49,541
Purchase of furniture, equipment and leasehold improvements...........        (2,368,554)               (1,885,521)
                                                                            ------------               -----------
Net cash used in investing activities.................................        (2,303,980)               (1,835,980)

Decrease in cash......................................................        (4,323,120)               (5,929,199)
Cash at beginning of period...........................................         5,468,390                10,829,102
                                                                            ------------               -----------
Cash at end of period.................................................      $  1,145,270               $ 4,899,903
                                                                            ============               ===========

     Cash paid during the period for:
     Income taxes.....................................................      $  1,879,000               $   950,000
     Interest.........................................................                 -                         -

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

     The financial data at March 31, 2000 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations.
         ----------------------

     The following should be read in conjunction with the Company's financial statements and related notes thereto provided under Item 1 above.

Results of Operations

     The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

                                                                            Three months ended June 30,
                                                           -------------------------------------------------------
                                                                   2000                              1999
                                                           ---------------------             ---------------------
                                                           Amount        Percent             Amount        Percent
                                                           -------       -------             -------       -------
   Net sales.....................................          $44,091         100.0%            $34,669         100.0%
   Gross profit..................................           13,719          31.1              10,453          30.2
   Selling, general and administrative expenses..           11,437          25.9               9,443          27.2
   Income from operations........................            2,282           5.2               1,010           2.9
   Interest income...............................               83            .2                  85            .2
   Income before taxes...........................            2,365           5.4               1,094           3.2
   Net income....................................            1,422           3.2                 658           1.9

   Earnings per share:
             Basic...............................          $   .22                           $   .10
             Diluted.............................          $   .21                           $   .10


      Three Months Ended June 30 2000, Compared to Three Months Ended June 30, 1999. Sales have increased from $34.7 million for the three months ended June 30, 1999 to $44.1 million for the same period this year, a 27.1% increase. The increase is the result of opening three new stores last year and a comparable store sales increase of 13.8%. Comparable store sales are based upon stores opened throughout both periods. Management believes that the increase in comparable store sales is due to the successful execution of the Company's basic business plan of diversifying product mix to include a greater emphasis on non-winter related products. The warm spring weather in Southern California and the increased consumer demand for in-line scooters, also contributed to the sales increase.

      Gross profit as a percent of sales increased from 30.2% for the three months ended June 30, 1999 to 31.1% for the same period this year, primarily due to the increased sales which caused occupancy costs to decrease as a percent of sales.

      Selling, general and administrative expenses as a percent of sales decreased from 27.2% for the three months ended June 30, 1999 to 25.9% for the same period this year, primarily because of the leveraging effect of increased comparable store sales.

      The effective income tax rate was 39.8% for the three months ended
June 30, 1999, compared to 39.9% for the same period this year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

      Net income increased from $658,000, or $.10 per diluted share, for the three months ended June 30, 1999 to $1.4 million or $.21 per diluted share for the same period this year, primarily as a result of increased sales.

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

      Net cash used in operating activities was $2.0 million for the three months ended June 30, 2000 compared to $4.1 million for the same period last year. Net income provided cash of $1.4 million and $658,000 for the three months ended June 30, 2000 and 1999, respectively. Included in net income was non-cash depreciation of $976,000 and $859,000 for the same periods.

      Accounts receivable decreased by $1.8 million for the three months ended June 30, 2000 as a result of the elimination of amounts due to the Company from John Wells Golf Shops, the former operator of the leased golf department within the Company's stores. On April 1, 2000, the Company purchased the inventory and fixtures of the leased golf departments from the lessee and is operating the golf departments directly.

      Inventories increased by $10.3 million and $6.6 million for the three months ended June 30, 2000 and 1999, respectively, primarily due to the seasonal build-up of summer related inventory. Inventory at June 30, 2000 is $10.6 million greater than the same time last year due to (i) the opening of two new stores since June 30, 1999; (ii) the acquisition of inventory, in April 2000, from John Wells Golf Shops; and (iii) to a lesser extent the increased sales. Accounts payable increased by $4.3 million and $2.8 million for the respective periods due primarily to inventory build-up and the timing of payments to vendors.

      Salaries and wages payable increased by $285,000 compared to a decrease of $1.5 million for the same period last year primarily as result of the lesser amount of incentive pay paid during the first quarter related to the fiscal year ended March 31, 2000 as compared to the prior year.

      Net cash used in investing activities increased to $2.3 million from $1.8 million primarily due to payments made for the Company's new point-of-sale system that was rolled out during the quarter ended June 30, 2000.

      Net cash provided by financing activities has historically reflected advances or pay down of the Company's revolving credit line. There were no borrowings during either three-month period ended June 30, 2000 or 1999.

Disclosure Regarding Forward-Looking Statements

      The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may", "likely" or similar expressions used in this Quarterly Report as they relate to the Company or its management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Quarterly Report include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, retail and sporting goods business conditions, the impact of competition, technological difficulties including Year 2000 issues, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings.

                          Part II - Other Information


Item 6.          Exhibits and Reports on Form 8-K.
                 --------------------------------

     (a)  Exhibits
          10.1 Amendment to Business Loan Agreement dated as of June 19, 1998 between the Company and Bank of America National Trust and Savings Association.
          27.1    Financial Data Schedule

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


                                    SPORT CHALET, INC.



DATE:    July 31, 2000              /s/  Craig L. Levra
                                    ------------------------------------
                                    Craig L. Levra
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)



DATE:    July 31, 2000              /s/  Howard K. Kaminsky
                                    ------------------------------------
                                    Howard K. Kaminsky
                                    Executive Vice President-Finance, Chief
                                    Financial Officer, and Secretary
                                    (Principal Financial and Accounting Officer)