Form 10-Q
period 2000-09-30
SPORT CHALET INC
filed 2000-11-03
CIK 892907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended September 30, 2000

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

Number of shares outstanding of the registrant's common stock as of October 31, 2000:

                                   6,577,000

                              SPORT CHALET, INC.
                              ------------------

                              Index to Form 10-Q

                        Part I - Financial Information
                        ------------------------------

                                                                            Page
                                                                            ----
Item 1.   Financial Statements............................................    3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    7


                          Part II - Other Information
                          ---------------------------

Item 1.    Legal Proceedings..............................................    10

Item 4.    Submission of Matters to a Vote of Security Holders............    10

Item 6.    Exhibits and Reports on Form 8-K...............................    11

                         Part I - Financial Information
                         ------------------------------


     Item 1.   Financial Statements.
               ---------------------

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                             Three months ended                             Six months ended
                                                 September 30,                                 September 30,
                                        --------------------------------            --------------------------------
                                           2000                  1999                   2000                1999
                                        -----------           -----------            -----------         -----------
Net sales                               $53,774,086           $41,678,562            $97,865,072         $76,347,189
Cost of goods sold, buying and
  occupancy                              37,573,258            29,372,766             67,944,772          53,588,767
                                        -----------           -----------            -----------         -----------
Gross profit                             16,200,828            12,305,796             29,920,300          22,758,422
Selling, general and administrative
  expenses                               13,271,283            10,601,671             24,708,542          20,044,343
                                        -----------           -----------            -----------         -----------

Income from operations                    2,929,545             1,704,125              5,211,758           2,714,079
Interest income                              90,280                64,688                173,520             149,210
                                        -----------           -----------            -----------         -----------
Income before taxes                       3,019,825             1,768,813              5,385,278           2,863,289
Income tax provision                      1,204,000               704,000              2,147,000           1,140,000
                                        -----------           -----------            -----------         -----------

Net income                              $ 1,815,825           $ 1,064,813            $ 3,238,278         $ 1,723,289
                                        ===========           ===========            ===========         ===========

Earnings per share:
             Basic                            $0.28                 $0.16                  $0.49               $0.26
                                        ===========           ===========            ===========         ===========
             Diluted                          $0.27                 $0.16                  $0.48               $0.25
                                        ===========           ===========            ===========         ===========

Weighted average number
  of common shares outstanding:
             Basic                        6,577,000             6,577,000              6,577,000           6,577,000
                                        ===========           ===========            ===========         ===========
             Diluted                      6,701,548             6,755,035              6,728,464           6,776,110
                                        ===========           ===========            ===========         ===========

                            See accompanying note.

                               SPORT CHALET, INC.

                            CONDENSED BALANCE SHEETS

                                                                       September 30,              March 31,
                                                                           2000                     2000
                                                                   -------------------      -------------------
                                                                        (Unaudited)
ASSETS
------
Current assets:
     Cash                                                                  $ 2,085,073              $ 5,468,390
     Accounts receivable - net                                               1,164,072                2,808,769
     Merchandise inventories                                                52,100,660               36,921,166
     Prepaid expenses and other current assets                               1,144,157                1,295,082
     Deferred income tax                                                     1,181,595                1,186,162
                                                                           -----------              -----------
                    Total current assets                                    57,675,557               47,679,569

Furniture, equipment and leasehold improvements - net                       18,336,324               16,408,630
Other assets                                                                   259,058                  365,739
                                                                           -----------              -----------
                    Total assets                                           $76,270,939              $64,453,938
                                                                           ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                                      $19,656,275              $11,579,549
     Salaries and wages payable                                              1,775,059                1,815,476
     Other accrued expenses                                                  7,922,118                6,709,492
     Income tax payable                                                        992,554                1,667,554
                                                                           -----------              -----------
                    Total current liabilities                               30,346,006               21,772,071

Deferred income taxes                                                           65,000                   60,212
Stockholders' equity
     Preferred stock, $.01 par value:
                    Authorized shares - 2,000,000
                       Issued and outstanding shares - none
     Common stock, $.01 par value:
                    Authorized shares - 15,000,000
                       Issued and outstanding shares - 6,577,000                65,770                   65,770

     Additional paid-in capital                                             21,689,607               21,689,607
     Retained earnings                                                      24,104,556               20,866,278
                                                                           -----------              -----------
     Total stockholders' equity                                             45,859,933               42,621,655
                                                                           -----------              -----------
                    Total liabilities  and stockholders' equity            $76,270,939              $64,453,938
                                                                           ===========              ===========

                            See accompanying note.

                               SPORT CHALET, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six months ended September 30,
                                                                           -----------------------------------
                                                                                2000                  1999
                                                                           ---------------      --------------
Operating activities
Net income                                                                 $  3,238,278          $  1,723,289
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                           1,972,000             1,938,502
      Stock compensation                                                              -               128,250
      Deferred income taxes                                                       9,355                98,072
      Changes in operating assets and liabilities:
          Accounts receivable                                                 1,644,697              (104,898)
          Merchandise inventories                                           (15,179,494)          (10,722,082)
          Prepaid expenses and other current assets                             150,925               149,973
          Accounts payable                                                    8,076,726             5,219,496
          Salaries and wages expenses                                           (40,417)             (996,345)
          Other accrued expenses                                              1,212,626               550,891
          Income tax payable                                                   (675,000)             (353,072)
                                                                           ------------          ------------
Net cash provided by (used in) operating activities                             409,696            (2,367,924)

Investing activities
Other assets                                                                    106,681                91,296
Purchase of furniture, equipment and leasehold improvements                  (3,899,694)           (4,127,692)
                                                                           ------------          ------------
Net cash used in investing activities                                        (3,793,013)           (4,036,396)


Decrease in cash                                                             (3,383,317)           (6,404,320)
Cash at beginning of period                                                   5,468,390            10,829,102
                                                                           ------------          ------------
Cash at end of period                                                      $  2,085,073          $  4,424,782
                                                                           ============          ============

Cash paid during the year for:
          Income taxes                                                     $  2,822,000          $  1,050,000
          Interest                                                                    -                     -

                            See accompanying note.

                              SPORT CHALET, INC.

                         NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the periods presented have been included.

     The financial data at March 31, 2000 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                                           Three months ended September 30,            Six months ended September 30,
                                    -------------------------------------------- -----------------------------------------------
                                             2000                   1999                   2000                   1999
                                    ----------------------    ------------------ ----------------------    ---------------------
                                      Amount      Percent      Amount   Percent     Amount      Percent    Amount      Percent
                                      ------      -------      ------   -------     ------      -------    ------      -------
Net sales                                $53,774    100.0%     $41,679    100.0%    $97,865     100.0%     $76,347      100.0%
Gross profit                              16,201     30.1%      12,306     29.5%     29,920      30.6%      22,758       29.8%
Selling, general and
      administrative expenses             13,271     24.7%      10,602     25.4%     24,709      25.2%      20,044       26.3%
Income from operations                     2,930      5.4%       1,704      4.1%      5,212       5.3%       2,714        3.6%
Interest income                               90      0.2%          65      0.2%        174       0.2%         149        0.2%
Income before taxes                        3,020      5.6%       1,769      4.2%      5,385       5.5%       2,863        3.7%
Net income                                 1,816      3.4%       1,065      2.6%      3,238       3.3%       1,723        2.3%

Earnings per share:
             Basic                       $  0.28               $  0.16              $  0.49                $  0.26
             Diluted                     $  0.27               $  0.16              $  0.48                $  0.25

     Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999. Sales have increased to $53.8 million for the three months ended September 30, 2000 from $41.7 million for the same period last year, a 29.0% increase. The increase is the result of opening two new stores last year and one this year combined with a comparable store sales increase of 19.2%. Comparable store sales are based upon stores opened throughout both periods. Management believes that the increase in comparable store sales is due to the successful execution of the Company's basic business plan including diversifying the product mix, more focused marketing, and continued emphasis on customer service. Increased consumer demand for in-line scooters also contributed to the sales increase.

     Gross profit as a percent of sales increased to 30.1% for the three months ended September 30, 2000 from 29.5% for the same period last year, primarily due to the increased sales which caused occupancy costs to decrease as a percent of sales.

     Selling, general and administrative expenses as a percent of sales decreased to 24.7% for the three months ended September 30, 2000 from 25.4% for the same period last year, primarily because of the leveraging effect of increased comparable store sales.

     The effective income tax rate was 39.9% for the three months ended September 30, 2000, compared to 39.8% for the same period last year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased to $1.8 million, or $.27 per diluted share, for the three months ended September 30, 2000 from $1.1 million, or $.16 per diluted share, for the same period last year, primarily as a result of increased sales.

     Six Months Ended September 30, 2000, Compared to Six Months Ended September 30, 1999. Sales have increased to $97.9 million for the six months ended September 30, 2000 from $76.3 million for the same period last year, a 28.3% increase. The increase is the result of opening three new stores last year and one this year combined with a comparable store sales increase of 16.3%. Management believes that the increase in comparable store sales is due to the successful execution of the Company's basic business plan including diversifying the product mix, more focused marketing, and continued emphasis on customer service. Increased consumer demand for in-line scooters also contributed to the sales increase.

     Gross profit as a percent of sales increased to 30.6% for the six months ended September 30, 2000 from 29.8% for the same period last year, primarily due to the increased sales which caused occupancy costs to decrease as a percent of sales.

     Selling, general and administrative expenses as a percent of sales decreased to 25.2% for the six months ended September 30, 2000 from 26.3% for the same period last year, primarily because of the leveraging effect of increased comparable store sales.

     The effective income tax rate was 39.8% for the six months ended September 30, 2000 and 1999, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased to $3.2 million, or $.48 per diluted share, for the six months ended September 30, 2000 from $1.7 million, or $.25 per diluted share, for the same period last year, primarily as a result of increased sales.


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

     Net cash provided by operating activities was $410,000 for the six months ended September 30, 2000 compared to net cash used of $2.4 million for the same period last year. Net income provided cash of $3.2 million and $1.7 million for the six months ended September 30, 2000 and 1999, respectively. Included in net income was non-cash depreciation of $1.9 million for each of the periods.

     Accounts receivable decreased by $1.6 million for the six months ended September 30, 2000 as a result of the elimination of amounts due to the Company from John Wells Golf Shops, the former operator of the leased golf department within the Company's stores. On April 1, 2000, the

Company purchased the inventory and fixtures of the leased golf departments from the lessee and is operating the golf departments directly.

          Inventories increased by $15.2 million and $10.7 million for the six months ended September 30, 2000 and 1999, respectively, due to new store openings and increased sales in both periods. In addition the purchase from John Wells Golf Shops in April 2000 added to this year's increase. Accounts payable increased by $8.1 million and $5.2 million for the respective periods due primarily to inventory build-up and the timing of payments to vendors.

          Net cash used in investing activities was $3.8 million for the six months ended September 30, 2000 that, in addition to normal capital maintenance, includes the Company's new point-of-sale system and other computer system spending plus one new store that opened in July 2000. Net cash used in investing activities was $4.0 million in the same period last year that, among other things, included two new stores.


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

                          Part II - Other Information

     Item 1.   Legal Proceedings.
               ------------------


     Kelly Silver v. Sport Chalet, Inc., Case No. 00CC08024, filed on July 7, 2000 in the Superior Court of the State of California, County of Orange.

     This is a class action lawsuit brought by former Area Manager Kelly Silver against the Company. The Complaint alleges a failure to pay overtime wages to Area Managers, unfair business practices based upon the alleged failure to pay overtime wages, fraud and deceit and negligent misrepresentation based upon the failure to pay overtime wages, and conversion/theft of labor for the alleged overtime hours. The Complaint seeks unspecified damages consisting of alleged unpaid overtime, interest, penalties, and attorneys' fees, and requests an injunction prohibiting the Company from requiring Area Managers to work more than eight hours a day without payment of overtime wages.

     The Company has answered the Complaint and denied the material allegations and asserted numerous affirmative defenses.

     The parties have engaged in some discovery consisting of requests for documents and interrogatories. Plaintiff has noticed a motion to allow precertification notice to all potential class members of the pendency of this lawsuit. The Company has opposed this motion. No date has been set for a motion for class certification. No trial date or discovery cutoff dates have been set at this time.

          The Company is vigorously defending this action. No settlement discussions have occurred between the parties.


     Item 4.   Submission of Matters to a Vote of Security Holders.
               ----------------------------------------------------


     At the annual meeting of stockholders on August 1, 2000, the two Class 2 Directors, John R. Attwood and Craig L. Levra were re-elected to the Company's Board of Directors. There were 6,201,641 and 6,199,841 votes for and 17,085 and 18,885 votes withheld, respectively, for each of Mr. Attwood and Mr. Levra. The Company's Class 1 Directors, Eric S. Olberz and Frederick H. Schneider and Class 3 Directors, Norbert J. Olberz and Kenneth Olsen, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire at the annual meeting of stockholders in fiscal year 2003, 2004 and 2002, respectively.

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


                                   SPORT CHALET, INC.



DATE:    November 3, 2000          /s/   Craig L. Levra
                                   -------------------------------------
                                   Craig L. Levra
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)



DATE:    November 3, 2000          /s/   Howard K. Kaminsky
                                   -------------------------------------
                                   Howard K. Kaminsky
                                   Executive Vice President-Finance, Chief
                                   Financial Officer, and Secretary
                                   (Principal Financial and Accounting Officer)