Form 10-Q
period 2000-12-31
SPORT CHALET INC
filed 2001-02-02
CIK 892907

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act for 1934 for the quarterly period ended December 31, 2000

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

Number of shares outstanding of the registrant's common stock as of January 31, 2001:

                                   6,577,667

                              SPORT CHALET, INC.
                              ------------------

                              Index to Form 10-Q

                        Part I - Financial Information
                        ------------------------------

                                                                                                               Page
                                                                                                               ----
Item 1.  Financial Statements.............................................................................       3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............       7



                                      Part II - Other Information
                                      ---------------------------

Item 1.  Legal Proceedings................................................................................      11

Item 6.  Exhibits and Reports on Form 8-K.................................................................      11

                        Part I - Financial Information
                        ------------------------------

Item 1.             Financial Statements.
                    --------------------

                              SPORT CHALET, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three months ended                         Nine months ended
                                                        December 31,                              December 31,
                                                -------------------------------         ---------------------------------
                                                 2000                1999                 2000                 1999
                                                -----------         -----------         ------------         ------------
Net sales                                       $60,954,715         $50,488,760         $158,819,787         $126,835,949
Cost of goods sold, buying and
      occupancy                                  41,150,977          34,798,912          109,095,749           88,387,679
                                                -----------         -----------         ------------         ------------
Gross profit                                     19,803,738          15,689,848           49,724,038           38,448,270
Selling, general and administrative
      expenses                                   14,876,082          12,309,567           39,584,624           32,353,910
                                                -----------         -----------         ------------         ------------
Income from operations                            4,927,656           3,380,281           10,139,414            6,094,360
Interest income                                      32,015              24,241              205,535              173,451
                                                -----------         -----------         ------------         ------------
Income before taxes                               4,959,671           3,404,522           10,344,949            6,267,811
Income tax provision                              1,975,000           1,357,000            4,122,000            2,497,000
                                                -----------         -----------         ------------         ------------
Net income                                      $ 2,984,671         $ 2,047,522         $  6,222,949         $  3,770,811
                                                ===========         ===========         ============         ============
Earnings per share:
             Basic                              $      0.45         $      0.31         $       0.95         $       0.57
                                                ===========         ===========         ============         ============
             Diluted                            $      0.44         $      0.30         $       0.92         $       0.56
                                                ===========         ===========         ============         ============
Weighted average number
      of common shares outstanding:

             Basic                                6,577,667           6,577,000            6,577,667            6,577,000
                                                ===========         ===========         ============         ============
             Diluted                              6,807,836           6,777,944            6,754,699            6,776,721
                                                ===========         ===========         ============         ============

                            See accompanying note.

                              SPORT CHALET, INC.

                           CONDENSED BALANCE SHEETS

                                                                            December 31,               March 31,
                                                                                2000                     2000
                                                                        ---------------------     --------------------
                                                                            (Unaudited)
ASSETS
------
Current assets:
      Cash                                                                      $  9,741,832             $  5,468,390
      Accounts receivable - net                                                    1,153,667                2,808,769
      Merchandise inventories                                                     52,367,413               36,921,166
      Prepaid expenses and other current assets                                    1,217,412                1,295,082
      Deferred income tax                                                          1,179,595                1,186,162
                                                                                ------------             ------------
                  Total current assets                                            65,659,919               47,679,569
Furniture, equipment and leasehold improvements - net                             20,068,545               16,408,630
Other assets                                                                         295,642                  365,739
                                                                                ------------             ------------
                  Total assets                                                  $ 86,024,106             $ 64,453,938
                                                                                ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                          $ 20,102,107             $ 11,579,549
      Salaries and wages payable                                                   3,074,090                1,815,476
      Other accrued expenses                                                      12,015,022                6,709,492
      Income tax payable                                                           1,787,554                1,667,554
                                                                                ------------             ------------
                  Total current liabilities                                       36,978,773               21,772,071
Deferred income taxes                                                                 63,000                   60,212
Stockholders' equity
      Preferred stock, $.01 par value:
                  Authorized shares - 2,000,000
                       Issued and outstanding shares - none
      Common stock, $.01 par value:
                  Authorized shares - 15,000,000
                       Issued and outstanding shares - 6,577,667
                       at December 31, 2000 and 6,577,000
                       at March 31, 2000                                              65,771                   65,770
      Additional paid-in capital                                                  21,827,335               21,689,607
      Retained earnings                                                           27,089,227               20,866,278
                                                                                ------------             ------------
      Total stockholders' equity                                                  48,982,333               42,621,655
                                                                                ------------             ------------
                            Total liabilities and stockholders' equity          $ 86,024,106             $ 64,453,938
                                                                                ============             ============

                            See accompanying note.

                              SPORT CHALET, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine months ended December 31,
                                                                                 -------------------------------
                                                                                      2000            1999
                                                                                 --------------  ---------------
Operating activities
Net income                                                                        $ 6,222,949      $ 3,770,811
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                  2,968,000        2,904,502
     Stock compensation                                                               137,729          128,250
     Deferred income taxes                                                              9,355           91,072
     Changes in operating assets and liabilities:
         Accounts receivable                                                        1,655,102         (191,766)
         Merchandise inventories                                                  (15,446,247)     (13,947,395)
         Prepaid expenses and other current assets                                     77,670           69,727
         Accounts payable                                                           8,522,558        4,207,923
         Salaries and wages expenses                                                1,258,614         (855,544)
         Other accrued expenses                                                     5,305,530        4,015,373
         Income tax payable                                                           120,000        1,010,928
                                                                                  -----------       ----------
Net cash provided by operating activities                                          10,831,260        1,203,881

Investing activities
Other assets                                                                           70,097          135,523
Purchase of furniture, equipment and leasehold improvements                        (6,627,915)      (6,541,335)
                                                                                  -----------      -----------
Net cash used in investing activities                                              (6,557,818)      (6,405,812)

Increase (decrease) in cash                                                         4,273,442       (5,201,931)
Cash at beginning of period                                                         5,468,390       10,829,102
                                                                                  -----------      -----------
Cash at end of period                                                             $ 9,741,832      $ 5,627,171
                                                                                  ===========      ===========
Cash paid during the year for:
          Income taxes                                                            $ 4,002,000      $ 1,395,000
          Interest                                                                        -                -

                            See accompanying note.

                              SPORT CHALET, INC.

                         NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the periods presented have been included.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

     The following should be read in conjunction with the Company's financial statements and related notes thereto provided under Item 1 above.

Results of Operations

     The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).



                                   Three months ended December 31,                       Nine months ended December 31,
                          -----------------------------------------------    ------------------------------------------------
                                    2000                     1999                       2000                     1999
                          -----------------------------------------------    ------------------------------------------------
                              Amount     Percent      Amount     Percent         Amount      Percent      Amount      Percent
                              ------     -------      ------     -------         ------      -------      -------     -------
Net sales                   $ 60,955      100.0%     $ 50,489     100.0%        $158,820      100.0%     $126,836      100.0%
Gross profit                  19,804       32.5%       15,690      31.1%          49,724       31.3%       38,448       30.3%
Selling, general and
  administrative expenses     14,876       24.4%       12,310      24.4%          39,585       24.9%       32,354       25.5%
Income from operations         4,928        8.1%        3,380       6.7%          10,139        6.4%        6,094        4.8%
Interest income                   32        0.1%           24       0.0%             206        0.1%          173        0.1%
Income before taxes            4,960        8.1%        3,404       6.7%          10,345        6.5%        6,267        4.9%
Net income                     2,985        4.9%        2,048       4.1%           6,223        3.9%        3,771        3.0%

Earnings per share:
       Basic                $   0.45                 $   0.31                   $   0.95                 $   0.57
       Diluted              $   0.44                 $   0.30                   $   0.92                 $   0.56



     Three Months Ended December 31, 2000, Compared to Three Months Ended December 31, 1999. Sales have increased to $61.0 million for the three months ended December 31, 2000 from $50.5 million for the same period last year, a 20.7% increase. The increase is the result of new store openings since this quarter last year combined with a comparable store sales increase of 16.9%. Comparable store sales are based upon stores opened throughout both periods. Management believes that the increase in comparable store sales is due to the successful execution of the Company's basic business plan, as well as colder weather early in the quarter this year as compared to the same period last year that helped stimulate the demand for winter apparel and equipment, offset somewhat by a difficult retail environment during the holiday period. In addition increased consumer demand for in-line scooters also contributed to the sales increase. Excluding sales of scooters and non-winter related merchandise comparable store sales were up 8.6% in the current fiscal quarter compared to the same quarter last year. Management also believes that the scooter phenomenon has run its course and will be insignificant in future quarters.

     Gross profit as a percent of sales increased to 32.5% for the three months ended December 31, 2000 from 31.1% for the same period last year, due to (i) an increase in sales of winter apparel and equipment with a generally higher gross profit margin and (ii) increased comparable store sales which caused occupancy costs to decrease as a percent of sales.

         Selling, general and administrative expenses as a percent of sales were 24.4% for the three months ended December 31, 2000 and the same period last year. Labor is the largest component of this category and labor as a percent of sales remained the same as last year primarily because of the Company's incentive plan that pays sales associates a fixed percentage of sales in excess of plan. In addition, the leveraging effect of increased comparable store sales on other relatively fixed costs was offset by increased litigation costs during the quarter ended December 31, 2000 as compared to the same quarter last year.

         The effective income tax rate was 39.8% for the both three-month periods ended December 31, 2000 and 1999, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

         Net income increased to $3.0 million, or $.44 per diluted share, for the three months ended December 31, 2000 from $2.0 million, or $.30 per diluted share, for the same period last year, a 45.8% increase primarily as a result of increased sales and gross profit.

         Nine Months Ended December 31, 2000, Compared to Nine Months Ended December 31, 1999. Sales have increased to $158.8 million for the nine months ended December 31, 2000 from $126.8 million for the same period last year, a 25.2% increase. The increase is the result of four new store openings in the past 18 months combined with a comparable store sales increase of 16.2%. Management believes that the increase in comparable store sales is due to the successful execution of the Company's basic business plan, as well as colder weather early in the third quarter of this year as compared to the same period last year that helped stimulate the demand for winter apparel and equipment, offset somewhat by a difficult retail environment during the holiday period. In addition increased consumer demand for in-line scooters also contributed to the sales increase. Excluding sales of scooters and non-winter related merchandise comparable store sales were up 10.3% in the nine months ended December 31, 2000 compared to the same period last year. Management also believes that the scooter phenomenon has run its course and will be insignificant in the future.

         Gross profit as a percent of sales increased to 31.3% for the nine months ended December 31, 2000 from 30.3% for the same period last year, primarily due to the increased sales which caused occupancy costs to decrease as a percent of sales.

         Selling, general and administrative expenses as a percent of sales decreased to 24.9% for the nine months ended December 31, 2000 from 25.5% for the same period last year. Labor is the largest component of this category and labor as a percent of sales decreased less than might be expected because of the Company's incentive plan that pays sales associates a fixed percentage of sales in excess of plan. In addition, the leveraging effect of increased comparable store sales on other relatively fixed costs was offset by increased litigation costs during the period ended December 31, 2000 as compared to the same period last year.

         The effective income tax rate was 39.8% for the nine months ended December 31, 2000 and 1999, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

         Net income increased to $6.2 million, or $.92 per diluted share, for the nine months ended December 31, 2000 from $3.8 million, or $.56 per diluted share, for the same period last year, primarily as a result of increased sales.

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

         Net cash provided by operating activities was $10.8 million for the nine months ended December 31, 2000 compared to $1.2 million for the same period last year. Net income provided cash of $6.2 million and $3.8 million for the nine months ended December 31, 2000 and 1999, respectively. Included in net income was non-cash depreciation and amortization of $3.0 million and $2.9 million for each of the periods, respectively.

         Accounts receivable decreased by $1.7 million for the nine months ended December 31, 2000 as a result of the elimination of amounts due to the Company from John Wells Golf Shops, the former operator of the leased golf department within the Company's stores. On April 1, 2000, the Company purchased the inventory and fixtures of the leased golf departments from the lessee and is operating the golf departments directly.

         Inventories increased by $15.4 million and $13.9 million for the nine months ended December 31, 2000 and 1999, respectively, due to the seasonal build-up of winter related inventory. In addition, increased sales in both periods as well as new store openings added to inventory. The purchase from John Wells Golf Shops in April 2000 added to this year's increase. Accounts payable increased by $8.5 million and $4.2 million for the respective periods due primarily to inventory build-up and the timing of payments to vendors.

         Salaries and wages payable increased by $1.3 million for the nine months ended December 31, 2000 compared to a decrease of $856,000 for the nine months ended December 31, 1999 due to the timing of payments for wages and incentives.

         Net cash used in investing activities was $6.6 million for the nine months ended December 31, 2000 that, in addition to normal capital maintenance, includes the Company's new point-of-sale system and other computer system spending plus one new store that opened in July 2000. Net cash used in investing activities was $6.4 million in the same period last year that, among other things, included two new stores.

Disclosure Regarding Forward-Looking Statements

         The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The words "anticipate", "believes", "expect", "intend", "may", "likely" or similar expressions used in this Quarterly Report as they relate to the Company or its management are generally intended to identify such forward looking statements. These risks and uncertainties contained in this Quarterly Report include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions generally and in Southern California, retail and sporting goods business conditions, the impact of competition, capacity and supply constraints or difficulties, the results of financing efforts, changes in consumer preferences and trends, the effect of the Company's accounting policies, weather conditions, acts of God, and other risks detailed in the Company's Securities and Exchange Commission filings.

                          Part II - Other Information

         Item 1.  Legal Proceedings.
                  ------------------


         Kelly Silver v. Sport Chalet, Inc., Case No. 00CC08024, filed on July
         ----------------------------------
7, 2000 in the Superior Court of the State of California, County of Orange.

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

         The parties have engaged in some discovery consisting of requests for documents and interrogatories. No date has been set for a motion for class certification. No trial date or discovery cutoff dates have been set at this time. The parties are considering the possible use of a mediator for settlement discussions.

         The Company is vigorously defending this action.

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

                                    SPORT CHALET, INC.



DATE:    February 2, 2001           /s/ Craig L. Levra
                                    --------------------------------------------
                                    Craig L. Levra
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)





DATE:    February 2, 2001           /s/ Howard K. Kaminsky
                                    --------------------------------------------
                                    Howard K. Kaminsky
                                    Executive Vice President-Finance, Chief
                                    Financial Officer, and Secretary
                                    (Principal Financial and Accounting Officer)