Form 10-K405
period 2001-03-31
SPORT CHALET INC
filed 2001-06-22
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number: 0-20736

Sport Chalet, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4390071 (I.R.S. Employer Identification Number)

920 Foothill Boulevard, La Canada, California (Address of principal executive offices)	91011 (Zip code)

Registrant’s telephone number, including area code: (818) 790-2717

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 2001 was approximately $15.8 million based upon the closing price of the common stock on that date.

The number of shares of the registrant’s common stock outstanding as of June 11, 2001 was 6,580,001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2001 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year are incorporated by reference into Part III of this Report.

PART I

      This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include comments regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

ITEM 1. BUSINESS

General

      Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of full service, specialty sporting goods superstores in Southern California. Including the just opened store in the City of Palmdale, the Company now has 24 locations, eleven located in Los Angeles County, five in Orange County, three in each of San Diego and San Bernardino Counties, and one in each of Riverside and Ventura Counties. These stores average 38,000 square feet in size. In addition, the Company operates a retail e-commerce store through Global Sports Interactive at www.sportchalet.com. The Company’s executive offices are located at 920 Foothill Boulevard, La Canada, California 91011, and its telephone number is (818) 790-2717.

Operating History and Growth Plan

      The Company’s growth strategy contemplates opening new stores in Southern California as suitable locations are found over the next several fiscal years. Over the past two years the Company has opened five new stores and relocated two. The Company currently plans to open at least two stores in Southern California during the next 12 months. In addition, for the first time, the Company will expand outside of Southern California, entering the Las Vegas, Nevada market during the upcoming fiscal year. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the Company’s ability to provide and maintain high service levels and quality brand merchandising at competitive prices.

      Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to extra labor used to open new stores, reduced sales on a per employee basis until the store matures and increased promotional costs. As the store matures, sales tend to level off and expenses decline as a percentage of sales. The Company’s stores generally require three years to attract a stable, mature customer base. The Company estimates the cost of opening a new store to be approximately $1.8 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store.

      The Company’s sales are dependent to some degree on the economic environment and level of consumer spending in Southern California. Although business reports regarding the Southern California area suggest a retail environment conducive to the Company’s expansion plans, this benefit may be partially offset by higher rental expenses for new stores as the real estate market for retail locations is very competitive.

      The Company has developed an information technology strategic plan calling for: (i) the replacement of all point of sale software and equipment, (ii) store systems to handle rental equipment, customer repairs, special orders and team sales, (iii) installation of inventory replenishment software, and (iv) the general upgrading of back office systems. During fiscal 2000 and 2001, $800,000 and $3.7 million, respectively, of capital expenditures were incurred in implementing this plan. To date all point of sale software and equipment has been replaced, a replenishment system has been selected and installation is underway, specifications for rentals, special orders and team sales have been written and coding has begun. The Company expects to spend $2.4 million in fiscal 2002 toward this plan with the expectation of ultimately achieving better customer service through faster checkout, more targeted marketing based on information collected and efficiency gains through improved inventory control.

      In 1992, with 12 stores, the Company leased its current distribution center that provides for approximately 150,000 square feet of maximum capacity. During fiscal 2001 the Company conducted a study of its current and future distribution needs and determined that a new facility is required to support growth plans. The Company is currently looking for such a facility and expects to move to a new distribution center during the fourth quarter of fiscal 2002. The Company expects to spend approximately $3.3 million in capital expenditures for this new facility.

Operating Strategies

      The Company’s stores feature a number of distinct, specialty sporting goods divisions, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise appeals to both experts and beginners. In addition, the Company’s stores offer over 35 services for the serious sports enthusiast, including custom golf club fitting and repair, ski rental and repair, full dive training and certification programs, SCUBA charters, team sales, racquet stringing, and bicycle tune up and repair. Each shop is staffed by sales associates with expertise in the use of the merchandise they sell, permitting the Company to offer its customers a high level of knowledgeable service. Average sales per store were $9.3 million for fiscal 2001.

      The Company purchases merchandise from over 1,200 vendors. The Company’s largest vendor, Nike, Inc., accounted for approximately 9% and 8% of the Company’s total inventory purchases for fiscal 2001 and 2000, respectively. The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

	Year Ended March 31,

	2001	2000	1999

Hardlines	55%	55%	54%

Apparel	28%	27%	28%

Footwear	17%	18%	18%

Total	100%	100%	100%

      The market for retail sporting goods is seasonal in nature. The Company’s highest sales levels and operating profit occur predominantly during the winter months of November, December and January, which overlap the third and fourth fiscal quarters ended December 31 and March 31. As with other retailers, the Company’s business is heavily affected by sales of merchandise during the Christmas season. In addition, the Company’s product mix has historically emphasized cold weather sporting goods merchandise, particularly ski-related products, thus boosting sales levels during the winter months and often increasing the seasonality of the Company’s business. Sales of winter related products ranged from 17% to 19% of the Company’s net sales in recent years. In each of fiscal 1999, 2000 and 2001, 31%, 31% and 32%, respectively, of the Company’s sales were attributable to the months of November, December and January. Management anticipates that this seasonal trend in sales will continue. No assurance can be provided that any substantial decrease in sales for the winter months, which could be influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California, will not have a material adverse effect on the Company’s profitability. However, in order to be less dependent upon winter business, management continues to emphasize a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons.

      The Company uses the “Sport Chalet” name as a service mark in connection with its business operations. The Company has registered “Sport Chalet” as a service mark with the State of California, and has obtained federal registration for certain purposes. The Company also retains common law rights to the name, which it has used since 1959. The lack of federal registration for certain purposes might pose a problem if the Company were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights.

Industry and Competition

      The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains (e.g., Gart Sports, The Sports Authority, Chick’s, Big 5), specialty stores (e.g., REI, Footaction, Turner’s, Foot Locker, West Marine), supplier owned stores (e.g., Nike, Reebok), discount and department stores (e.g., Wal-Mart, Nordstrom, Macy’s, Target, Sears) as well as catalog and internet based retailers. The Company’s industry is dominated by sporting goods superstore retailers, i.e. full-line sporting goods chains with stores typically larger than 30,000 square feet often located in freestanding locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Historically, the Company has provided a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise than other superstore retailers in the Southern California area.

      The Company believes that its broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by its well-trained sales associates, distinguish it from discount and department stores, traditional and specialty sporting goods stores and other superstore operations. Management believes the Company’s format takes advantage of several significant trends and conditions in the sporting goods industry. These trends include the size of the industry, fragmented competition, superstore dominance, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.

      The Company operates its online store through Global Sports Interactive (“GSI”) at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. The Company receives a license fee based on a percentage of sales generated by the website.

Employees

      As of March 31, 2001, the Company had 1,767 full and part-time employees, 1,558 of whom were employed in the Company’s stores and 209 of whom were employed in warehouse and delivery operations or in executive office positions. None of the employees are unionized. The Company believes that its employee relations are good. A typical store has approximately 75 employees, of whom 15 to 30 are in the store at any given time on a normal operating basis. Generally, each store employs a store manager, two assistant managers, three area managers and several department heads, who supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the holiday and other peak seasons.

ITEM 2. PROPERTIES

      At June 22, 2001, the Company had 24 store locations. The following table summarizes the key information on the Company’s retail properties:

Location	Opening Date	Gross Square Footage

La Canada (1)	June 1960	40,300

Huntington Beach (2)	June 1981	50,000

La Jolla	June 1983	20,000

Mission Viejo	August 1986	30,000

Point Loma (2)	November 1987	34,600

Valencia (2)	November 1987	40,000

Marina Del Rey	November 1989	42,300

Beverly Hills	November 1989	38,500

Brea (2)	April 1990	34,200

Oxnard (2)	June 1990	40,000

West Hills (2)	June 1991	44,000

Burbank	August 1992	45,000

Montclair (3)	November 1992	18,000

Torrance	November 1993	38,700

Glendora	November 1993	40,000

Rancho Cucamonga (2)	June 1994	36,000

Irvine (2)	November 1995	35,000

Laguna Niguel	November 1997	40,000

Mission Valley	June 1998	47,000

Long Beach	May 1999	43,000

Porter Ranch	July 1999	43,000

Temecula	October 1999	40,000

Chino Hills	July 2000	40,000

Palmdale (2)	June 2001	38,000

Total		917,600

(1)	The original store opened in 1959. The existing store includes four nearby facilities.

(2)	Includes swimming pool facility for SCUBA and kayaking instruction.

(3)	Outlet store relocated to a nearby regional shopping center in October 2000.

      All retail facilities are located on leased property. The initial terms of the retail leases expire in 2003 through 2015 and are subject to options that extend their terms through 2009 to 2027. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses, although in some cases, the Company expects that percentage rent will more than offset the base rental amounts.

      The Company leases from corporations controlled by Norbert Olberz, the Chairman of the Board and the Company’s principal stockholder (the “Principal Stockholder”), its corporate office space in La Canada, its warehouse and distribution facility in Montclair, and its stores in La Canada, Huntington Beach and Porter Ranch. Although the term of the distribution facility lease runs to 2007, the Principal Stockholder has agreed to cancel the lease when the Company moves to a new distribution center. The Company has incurred rental expense to the Principal Stockholder of $2.5 million, $2.1 million and $1.7 million in fiscal 2001, 2000 and 1999, respectively.

      Management believes that the occupancy costs under the leases with corporations controlled by the Principal Stockholder described above are no higher than those which could be charged by an unrelated third party under similar circumstances.

ITEM 3. LEGAL PROCEEDINGS

      Kelly Silver v. Sport Chalet, Inc., Case No. 00CC08024, filed on July 7, 2000 in the Superior Court of the State of California, County of Orange.

      This is a class action lawsuit brought by a former area manager, Kelly Silver, against the Company. The complaint alleges a failure to pay overtime wages to Area Managers, unfair business practices based upon the alleged failure to pay overtime wages, fraud and deceit and negligent misrepresentation based upon the failure to pay overtime wages, and conversion/theft of labor for the alleged overtime hours.

      The Company and plaintiffs have reached a tentative settlement of all claims for all class members. The settlement is subject to court approval and the Company has fully reserved for the anticipated cost of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to the Company’s stockholders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price for Common Shares

      The Company’s Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol “SPCH.” The following table reflects the range of high and low sale prices of the Company’s Common Stock by quarter over the last two fiscal years as reported by Nasdaq:

Fiscal 2000	High	Low

First Quarter	$8.000	$4.375

Second Quarter	$6.375	$3.750

Third Quarter	$6.750	$4.000

Fourth Quarter	$5.437	$4.062

Fiscal 2001	High	Low

First Quarter	$5.500	$4.000

Second Quarter	$6.500	$4.375

Third Quarter	$7.656	$4.875

Fourth Quarter	$11.375	$5.359

Fiscal 2002	High	Low

First Quarter (through June 11, 2001)	$10.000	$7.480

      On June 11, 2001, the closing price of the Company’s Common Stock as reported by Nasdaq was $8.75. Stockholders are urged to obtain current market quotations for the Common Stock.

Approximate Number of Holders of Common Shares

      The approximate number of stockholders of record of the Company’s Common Stock as of June 11, 2001 was 300 (excluding individual participants in nominee security position listings) and as of that date, the Company estimates that there were approximately 1,000 beneficial owners holding stock in nominee or “street” name.

Dividend Policy

      The Company has not paid any dividends to stockholders since its initial public offering in November 1992. It is currently contemplated that the Company will retain earnings for use in the operation and potential expansion of its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any such dividends in the future will depend upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

      The following sets forth selected financial data as of and for the periods presented. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

	Year Ended March 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Statements of Income Data:

Net sales	$214,842	$175,846	$154,573	$143,014	$137,705

Cost of goods sold, buying and occupancy costs	148,619	123,496	106,921	100,239	98,237

Gross profit	66,223	52,350	47,652	42,775	39,468

Selling, general and administrative expenses	54,406	43,524	38,873	35,669	34,805

Stock award (1)	—	—	—	1,468	—

Income from operations	11,817	8,826	8,780	5,638	4,663

Interest expense (income)	(361)	(284)	(243)	175	805

Income before taxes	12,178	9,110	9,023	5,463	3,858

Income tax provision	4,913	3,626	3,609	2,236	1,555

Net income	$7,265	$5,484	$5,414	$3,227	$2,303

Earnings per share — basic	$1.10	$.83	$.83	$.50	$.35

Earnings per share — diluted	$1.07	$.81	$.80	$.49	$.35

Weighted average shares outstanding:

Basic	6,580	6,577	6,530	6,504	6,500

Diluted	6,805	6,756	6,731	6,587	6,500

Selected Operating Data:

Stores open at end of period	23	22	19	18	18

Comparable store sales increase (2)	14.5%	2.0%	3.2%	3.8%	0.0%

EBITDA (3)	$16,036	$12,540	$11,995	$8,564	$7,566

	As of March 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:

Working capital	$33,238	$29,239	$22,999	$18,201	$13,040

Total assets	75,822	64,454	58,380	48,718	44,436

Debt	—	—	—	—	1,352

Total stockholders’ equity	50,040	42,622	36,980	31,521	26,707

(1)	Represents the fair market value of 293,625 unregistered common shares awarded to certain employees by the Principal Stockholder and his spouse, through their family trust.

(2)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.

(3)	EBITDA is earnings before income taxes, interest expense and depreciation and amortization. The Company believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) as an indicator of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company’s method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with “Item 6. Selected Financial Data” and the Company’s financial statements and related notes thereto.

Results of Operations

      The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Year ended March 31						Quarter ended March 31

	2001		2000		1999		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$214,842	100.0%	$175,846	100.0%	$154,573	100.0%	$56,022	100.0%	$49,010	100.0%

Gross profit	66,223	30.8	52,350	29.8	47,652	30.8	16,498	29.4	13,902	28.4

Selling, general and administrative expenses	54,406	25.3	43,524	24.8	38,873	25.2	14,821	26.5	11,170	22.8

Income from operations	11,817	5.5	8,826	5.0	8,780	5.7	1,677	3.0	2,732	5.6

Interest income	361	0.2	284	0.1	243	0.2	156	0.3	110	0.2

Income before taxes	12,178	5.7	9,110	5.2	9,023	5.8	1,833	3.3	2,842	5.8

Net income	7,265	3.4	5,484	3.1	5,414	3.5	1,042	1.9	1,713	3.5

Earnings per share:

Basic	$1.10		$.83		$.83		$.15		$.26

Diluted	$1.07		$.81		$.80		$.15		$.26

      Fiscal 2001 Compared to Fiscal 2000. Sales increased from $175.8 million to $214.8 million, a 22.2% increase, as a result of a comparable store sales increase of 14.5% and the opening of four new stores since May 1999. The comparable store sales increase reflects favorable winter weather conditions experienced in the third and fourth quarter as compared to the same quarters of the prior year, increased consumer demand for in-line scooters and continuing improvements in merchandising and customer service. Excluding sales of scooters and winter related merchandise, comparable store sales were up 7.4% during fiscal 2001. Management believes that the scooter phenomenon has run its course and will be insignificant in the future.

      Gross profit for the year increased as a percent of sales from 29.8% to 30.8%, due to (i) reduced markdowns as a percent of sales due to early strong sales of winter related merchandise in fiscal 2001 as compared with fiscal 2000 and (ii) increased comparable store sales which caused occupancy costs to decrease as a percent of sales.

      Selling, general and administrative expenses increased as a percent of sales from 24.8% to 25.3%, primarily the result of increased litigation costs over the prior year.

      Interest income increased from $284,000 to $361,000 due to cash reserves generated by increased sales.

      The effective tax rate as a percent of pretax income is 40.3% for fiscal 2001 and 39.8% for fiscal 2000. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

      Net income increased to $7.3 million compared to $5.5 million in the prior year primarily due to increased sales slightly offset by increased selling, general and administrative expense. Diluted earnings per share increased 32.1% to $1.07 from $.81 due primarily to increased net income.

      Fourth Quarter 2001 Compared to Fourth Quarter 2000. Sales increased from $49.0 million to $56.0 million, a 14.3% increase. Comparable store sales increased 11.3% as favorable winter weather conditions in Southern California resulted in significant increases in sales of winter related merchandise during the fourth quarter of fiscal 2001. Excluding sales of scooters and winter related merchandise, comparable store sales were up 4.4%. Also contributing to the total sales increase was the addition of one new store that was opened during the fiscal year.

      Gross profit for the period increased as a percent of sales from 28.4% to 29.4% primarily from decreased markdowns as a percent of sales partially offset by an unusually low inventory shrink in 2000 which increased in 2001 but is still below industry averages.

      Selling, general and administrative expenses increased from 22.8% to 26.5% as a percent of sales primarily for two reasons, (i) increased litigation costs and (ii) bonus accruals related to the Company’s strong results for the year.

      Interest income increased slightly from $110,000 to $156,000 due to cash reserves generated by increased sales.

      The effective income tax rate as a percent of pretax income for the fourth quarter 2001 is 43.2% compared to 39.7% for the same period of fiscal 2000, as the result of timing differences between quarters of fiscal 2001.

      Net income decreased to $1.0 million from $1.7 million and earnings per share decreased to $.15 from $.26 as the effect of strong increases in sales and gross profit margin were offset by higher selling, general and administrative expenses.

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

      Selling, general and administrative expenses decreased as a percent of sales from 25.2% to 24.8%, primarily the result of reduced incentive-based labor costs.

      Interest income increased from $243,000 to $284,000 due to investments of cash reserves at higher interest rates.

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

Liquidity and Capital Resources

      The Company’s primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met the Company’s liquidity needs. The Company believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

      Net cash provided by operating activities was $11.5 million, $1.0 million and $9.6 million for fiscal 2001, 2000 and 1999, respectively. Net income provided cash of $7.3 million, $5.5 million and $5.4 million in fiscal 2001, 2000 and 1999. Included in net income was non-cash depreciation of $4.2 million, $3.7 million and $3.2 million for fiscal 2001, 2000 and 1999, respectively.

      Accounts receivable decreased by $2.3 million in fiscal 2001 and increased $1.5 million in fiscal 2000 as a result of the changes in amounts due to the Company from John Wells Golf Shops. Prior to April 1, 2000, John Wells Golf Shops operated the leased golf department within the Company’s stores at which time the Company purchased the inventory and fixtures of the golf department from the lessee and now operates the golf department on its own.

      During fiscal 2001, inventories increased $5.6 million due to increased sales, the addition of one new store and the purchase of John Wells Golf Shops. In fiscal 2000, inventories increased $7.0 million primarily as the result of adding three new stores.

      Accounts payable historically increase as inventory increases. For fiscal 2001 accounts payable increased only $371,000 as part of the inventory increase occurred early in the year due to a new store and the purchase of John Wells Golf Shops and vendors were paid before year end. The remainder of the inventory increase did not result in significant payables at year-end because of changes in the timing of vendor payments. During fiscal 2000, accounts payable decreased $69,000 due to changes in the timing of vendor payments. For fiscal 1999 the accounts payable increase of $2.0 million was directly related to the increases in inventory.

      Net cash used in investing activities was $8.0 million, $6.6 million and $3.8 million for fiscal 2001, 2000 and 1999, respectively. In fiscal 2001 one store was opened, one was remodeled and one was relocated while in fiscal 2000 three stores were added and one was relocated and during fiscal 1999 one store was added. In fiscal 2001, 2000 and 1999, capital expenditures for information technology totaled $3.7 million, $800,000 and $200,000, respectively, while ongoing capital expenditures for the Company’s existing stores totaled $3.0 million, $2.8 million and $2.3 million, respectively.

      As a result of the Company’s expansion plans, capital expenditures are forecasted to be much higher than in the past. During fiscal 2002, the Company has forecasted capital expenditures of $14.8 million. Approximately $3.2 million of this amount will be used to open at least three new stores, and $3.3 million is planned for a new distribution center. The Company expects to increase expenditures for improvements to existing stores, above historical levels, to enhance merchandising presentation. In addition, approximately $2.4 million will be used as part of the Company’s three-year strategic plan regarding information technology, which began in fiscal 2000.

      The Company has a credit facility from Bank of America National Trust and Savings Association, Inc. (the “Lender”) which provides for advances up to $10 million less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. Interest accrues at prime less 1/2% or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on August 31, 2002 and the Company expects to renegotiate and extend the term of this agreement before that date.

      The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of losses and capital expenditures, calculated on a quarterly basis. In addition, the Company must reduce borrowings to $2 million or less for 30 consecutive days during each fiscal year. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could cause the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

      No cash dividends have been declared on common stock in fiscal 2001. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Seasonality

      As noted previously, the months of November, December and January historically have accounted for the largest percentage of the Company’s net sales and a significant portion of its net income. As is typical with other sporting goods retailers, the Company’s sales volume increases significantly during the Christmas holiday season and the peak ski and snowboard season generally corresponds to this three-month period.

      The Company’s operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment while a late snowfall may have the opposite effect.

      Although the third and fourth quarters of fiscal 2001 experienced strong sales of winter-related products as a result of good winter weather conditions that provided snowfall throughout the period, management has projected little or no growth in winter-related product sales relative to other specialty product areas of the Company’s business. Accordingly, the effect of snow conditions on the Company’s operating results has been and is being partially mitigated by management’s actions to diversify the Company’s product mix. Sales of winter related products range from 17% to 19% of the total Company’s net sales in recent years. In each of fiscal 1999, 2000 and 2001, 31%, 31% and 32%, respectively, of the Company’s sales were attributable to the months of November, December and January.

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

Factors That May Affect Future Results

      The statements which are not historical facts contained in this Annual Report on Form 10-K are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth below.

      Economic Conditions. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have had, and may in the future have, a materially adverse effect on the Company’s results of operations.

      Competition. The sporting goods business and the retail environment are highly competitive, and the Company competes with national, regional and local full-line sporting goods chains, specialty stores, supplier owned stores, discount and department stores, and e-tailers. A number of the Company’s competitors are larger and have greater resources than the Company.

      Regional Market Concentration. Currently, all of the Company’s stores are located in Southern California. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse events were to occur, there could be an adverse effect on the Company’s net sales and profitability and its ability to implement its planned growth. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

      Limited Expansion Locations. The real estate market for retail locations in Southern California is limited and very competitive. The Company’s growth strategy contemplates locating suitable new store locations over the next several fiscal years. Failure by the Company to locate suitable new store locations would have a material adverse effect on the Company’s implementation of its growth strategy and sales volume.

      Expansion Plan. The Company’s continued growth is dependent to a significant degree upon its ability to open new stores on a profitable basis. The Company’s ability to expand will depend, in part, on business conditions and the availability of satisfactory store locations based on local competitive conditions, site availability and cost, and the Company’s ability to provide and maintain high service levels and quality brand merchandising at competitive prices. In addition, a decline in the Company’s overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in the Company’s markets may adversely effect the Company’s current growth plan. There can be no assurance that the Company will possess sufficient funds to finance the expenditures related to its planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

      Future Capital Requirements. The Company may not be able to fund its future growth or react to competitive pressures if it lacks sufficient funds. The Company’s large investment in its information technology has, and the planned distribution center is expected to, put a strain on cash flow. Currently, the Company feels it has sufficient cash available through its bank credit facilities and cash from operations to fund existing operations for the foreseeable future. The Company cannot be certain that additional financing will be available in the future if necessary.

      Management of Growth. Since its inception, the Company has experienced periods of rapid growth. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company’s management, management information systems, inventory management, distribution facilities and receivables management. Any failure to timely enhance the Company’s operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company’s results of operations.

      Dependence on Key Personnel. The Company depends on the continued service of its senior management. The loss of the services of any key employee could hurt the business. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may adversely affect future results.

      Seasonality. The Company’s business is seasonal in nature. As a result, the Company’s results of operations are likely to vary during its fiscal year. See “—Seasonality”

      Variability of Quarterly Results. The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands, the timing of the Company’s introduction of new products, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, the weather and actions of competitors. Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance.

      Closely Controlled Stock. At June 11, 2001, Norbert Olberz, the Company’s founder and Chairman of the Board of Directors, owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

      Stock Price. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analyst and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, additions or departures of key personnel, future sales of common stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of the Company’s stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this section are submitted as part of Item 14 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning the directors and executive officers of the Company is incorporated by reference from the section entitled “Proposal 1 — Election of Directors” contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

      The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal 1 — Election of Directors” contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “General Information — Security Ownership of Principal Stockholders and Management” and “Proposal 1 — Election of Directors” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal 1 — Election of Directors — Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements — The financial statements listed on the accompanying Index to Audited Financial Statements are filed as part of this report.

(2) Schedules — Not applicable.

(b)	Reports on Form 8-K

None.

(c)	Exhibits — See Index on Page E-1 hereof

Sport Chalet, Inc.

Report of Independent Auditors

The Stockholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 2001 and 2000, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California
May 18, 2001

Sport Chalet, Inc.

Statements of Income

	Year ended March 31

	2001	2000	1999

Net sales	$214,841,536	$175,846,383	$154,573,318

Cost of goods sold, buying and occupancy	148,619,057	123,496,150	106,920,821

Gross profit	66,222,479	52,350,233	47,652,497

Selling, general and administrative expenses	54,405,689	43,524,142	38,872,850

Income from operations	11,816,790	8,826,091	8,779,647

Interest income	(361,682)	(283,432)	(243,366)

Income before taxes	12,178,472	9,109,523	9,023,013

Income tax provision	4,913,000	3,626,000	3,609,000

Net income	$7,265,472	$5,483,523	$5,414,013

Earnings per share:

Basic	$1.10	$.83	$.83

Diluted	$1.07	$.81	$.80

Weighted average number of common shares outstanding:

Basic	6,580,001	6,577,000	6,529,667

Diluted	6,804,735	6,756,042	6,731,244

See accompanying notes.

Sport Chalet, Inc.

Balance Sheets

	March 31

	2001	2000

Assets

Current assets:

Cash and cash equivalents	$8,945,034	$5,468,390

Accounts receivable, less allowance of $25,000 in 2001 and $75,000 in 2000	519,677	2,808,769

Merchandise inventories	42,491,532	36,921,166

Prepaid expenses and other current assets	1,324,047	1,295,082

Deferred income taxes	1,928,710	1,186,162

Total current assets	55,209,000	47,679,569

Furniture, equipment and leasehold improvements:

Furniture, fixtures and office equipment	19,651,049	17,167,888

Rental equipment	3,472,072	3,166,932

Vehicles	639,693	686,061

Leasehold improvements	13,438,382	12,589,688

	37,201,196	33,610,569

Less allowance for depreciation and amortization	16,949,192	17,201,939

	20,252,004	16,408,630

Deferred income tax	95,433	—

Other assets	265,421	365,739

Total assets	$75,821,858	$64,453,938

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$11,950,684	$11,579,549

Salaries and wages payable	2,960,167	1,815,476

Other accrued expenses	5,773,010	3,378,312

Income tax payable	1,286,861	1,667,554

Total current liabilities	21,970,722	18,440,891

Deferred rent	3,811,246	3,331,180

Deferred income taxes	—	60,212

Commitments and contingencies

Stockholders’ equity

Preferred stock, $.01 par value:

Authorized shares — 2,000,000

Issued and outstanding shares — none Common stock, $.01 par value:

Authorized shares — 15,000,000

Issued and outstanding shares — 6,580,001 in 2001 and 6,577,000 in 2000	65,800	65,770

Additional paid-in capital	21,842,340	21,689,607

Retained earnings	28,131,750	20,866,278

Total stockholders’ equity	50,039,890	42,621,655

Total liabilities and stockholders’ equity	$75,821,858	$64,453,938

See accompanying notes.

Sport Chalet, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total

Balance at March 31, 1998	6,525,000	$65,250	$21,486,677	$9,968,742	$31,520,669

Shares granted to officer	7,000	70	45,430	—	45,500

Net income for 1999	—	—	—	5,414,013	5,414,013

Balance at March 31, 1999	6,532,000	65,320	21,532,107	15,382,755	36,980,182

Exercise of stock options	45,000	450	127,800	—	128,250

Tax benefit from exercise of options	—	—	29,700	—	29,700

Net income for 2000	—	—	—	5,483,523	5,483,523

Balance at March 31, 2000	6,577,000	65,770	21,689,607	20,866,278	42,621,655

Exercise of stock options	3,001	30	13,287	—	13,317

Shares granted to officers	—	—	134,769	—	134,769

Tax benefit from exercise of options	—	—	4,677	—	4,677

Net income for 2001	—	—	—	7,265,472	7,265,472

Balance at March 31, 2001	6,580,001	$65,800	$21,842,340	$28,131,750	$50,039,890

See accompanying notes.

Sport Chalet, Inc.

Statements of Cash Flows

	Year ended March 31

	2001	2000	1999

Operating activities

Net income	$7,265,472	$5,483,523	$5,414,013

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,220,312	3,714,365	3,215,312

Loss (gain) on disposal of equipment	85,598	149,437	(33,706)

Stock compensation	134,769	—	45,500

Deferred income taxes	(898,193)	36,689	(219,464)

Changes in operating assets and liabilities:

Accounts receivable	2,289,092	(1,518,503)	(880,631)

Merchandise inventories	(5,570,366)	(6,982,167)	(2,126,941)

Prepaid expenses and other current assets	(28,965)	(320,230)	(79,346)

Refundable income taxes	—	—	675,521

Accounts payable	371,135	(69,415)	2,038,104

Salaries and wages payable	1,144,691	(1,146,924)	119,593

Other accrued expenses	2,874,764	825,445	641,486

Income taxes payable	(380,693)	864,611	802,943

Net cash provided by operating activities	11,507,616	1,036,831	9,612,384

Investing activities

Purchases of furniture, equipment and leasehold improvements	(8,196,063)	(6,881,596)	(3,300,013)

Other assets	100,318	215,523	(514,532)

Proceeds from sale of assets	46,779	110,580	60,928

Net cash used in investing activities	(8,048,966)	(6,555,493)	(3,753,617)

Financing activities

Proceeds from exercise of stock options and related tax benefit	17,994	157,950	—

Net cash provided by financing activities	17,994	157,950	—

Increase (decrease) in cash and cash equivalents	3,476,644	(5,360,712)	5,858,767

Cash and cash equivalents at beginning of year	5,468,390	10,829,102	4,970,335

Cash and cash equivalents at end of year	$8,945,034	$5,468,390	$10,829,102

Cash paid during the year for:

Income taxes	$6,202,000	$2,695,000	$2,350,000

Interest	—	—	—

See accompanying notes.

Sport Chalet, Inc.

Notes to financial statements

1. Description of Business

Sport Chalet, Inc. (the Company) is an operator of full service, specialty sporting goods superstores in Southern California. As of March 31, 2001, the Company had 23 stores, 11 of which are located in Los Angeles County, five in Orange County, three in San Diego County, two in San Bernardino County, one in Ventura County and one in Riverside County.

The Chairman of the Board (Principal Stockholder) owned approximately 66% of the Company’s outstanding common stock at March 31, 2001.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

The Company has a concentration of credit risk when cash deposits in banks are in excess of federally insured limits in the event of nonperformance by the related financial institution. However, management does not anticipate nonperformance by these financial institutions.

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

Sport Chalet, Inc.

Notes to financial statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

Retail merchandise sales are recognized at the point of sale less estimated sales returns. The Company adopted Staff Accounting Bulletin No.101 (SAB 101), “Revenue Recognition in Financial Statements,” in the fourth quarter of 2000. Such adoption did not have a material impact on the Company’s financial position or results of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $5,111,472, $4,469,803 and $3,960,886 for the years ended March 31, 2001, 2000 and 1999, respectively.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which prescribes the use of the liability method to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

Sport Chalet, Inc.

Notes to financial statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (EPS). This statement supersedes Accounting Principles Board Opinion No. 15 and replaces primary and fully diluted EPS with a dual presentation of basic and diluted EPS. Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

	March 31

	2001	2000	1999

	(in thousands, except per share data)
Basic EPS computation:

Numerator	$7,265	$5,484	$5,414

Denominator:

Weighted average common shares outstanding	6,580	6,577	6,530

Basic earnings per share	$1.10	$.83	$.83

Diluted EPS computation:

Numerator	$7,265	$5,484	$5,414

Denominator:

Weighted average common shares outstanding	6,580	6,577	6,530

Incremental shares from assumed conversion of options	225	179	201

Total weighted average common shares — assuming dilution	6,805	6,756	6,731

Diluted earnings per share	$1.07	$.81	$.80

Sport Chalet, Inc.

Notes to financial statements (continued)

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Major Supplier

During 2001 and 2000, the Company purchased approximately 9% and 8%, respectively, of its inventory from one supplier. At March 31, 2001 and 2000, the amount due to this supplier constituted approximately 7.5% and 8% of accounts payable, respectively.

3. Loans Payable to Bank

The Company has a credit facility with Bank of America National Trust and Savings Association, Inc. (lender) which provides for advances up to $10 million less the amount of any outstanding draws up to a maximum of $1.5 million in authorized letters of credit. Maximum borrowings generally may not exceed 50% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest shall accrue at prime less 1/2% depending on cash flow (7.5% at March 31, 2001) or may be fixed for a period of time at the then current rate established under one of several indicies, all at the Company’s option. This credit facility expires August 31, 2002. The primary covenants in the credit facility with the lender require the Company to maintain certain minimum cash flow coverage and debt to equity ratios, and restricts the level of losses and capital expenditures, calculated on a quarterly basis. This loan is secured by substantially all of the Company’s non-real estate assets.

At March 31, 2001, the Company had no letters of credit outstanding.

There were no borrowings during either fiscal 2001 or fiscal 2000.

Sport Chalet, Inc.

Notes to financial statements (continued)

4. Commitments and Contingencies

      The Company leases all buildings (including its corporate office space, warehouse and distribution facility and three stores from the Company’s Principal Stockholder) under certain noncancelable operating lease agreements. Rentals of the retail locations in most instances require the payment of contingent rentals based on a percentage of sales in excess of minimum rental payment requirements. Most of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes. Most leases contain renewal options of five years and certain leases provide for various rate increases over the lease term.

      Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2001:

2002	$11,324,033

2003	11,309,564

2004	10,625,625

2005	10,704,089

2006	10,772,037

Thereafter	51,382,303

$106,117,651

Total rent expense amounted to $15,504,720, $13,553,746 and $11,765,848 for the years ended March 31, 2001, 2000 and 1999, respectively, of which $2,469,373, $2,102,252 and $1,670,113, respectively, was paid on the leases with the Principal Stockholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $977,592, $755,933 and $748,789 for the years ended March 31, 2001, 2000 and 1999, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Stockholder of $125,791 at March 31, 2001 and $123,334 at March 31, 2000.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, based on the advice of counsel, resolution of such matters will not have a material effect on its financial position or results of operations.

A former employee of the Company has filed a class action lawsuit against the Company. The complaint alleges a failure to pay overtime wages to area managers, unfair business practices and negligent representation. The Company and plaintiffs have reached a tentative settlement of all claims for all class members. The settlement is subject to court approval and the Company has fully reserved for the anticipated cost of this litigation.

Sport Chalet, Inc.

Notes to financial statements (continued)

5. Income Taxes

The provision (benefit) for income taxes for the years ended March 31, 2001, 2000 and 1999 consists of the following:

	2001	2000	1999

Federal:

Current	$4,631,000	$2,791,000	$2,876,000

Deferred	(811,000)	27,000	(67,000)

	3,820,000	2,818,000	2,809,000

State:

Current	1,202,000	798,000	803,000

Deferred	(109,000)	10,000	(3,000)

	1,093,000	808,000	800,000

	$4,913,000	$3,626,000	$3,609,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2001 and 2000 are as follows:

	2001		2000

		Non-		Non-
	Current	current	Current	current

Deferred tax liabilities:

Tax over book depreciation	$—	$(74,450)	$—	$(95,494)

Total deferred tax liabilities	—	(74,450)	—	(95,494)

Deferred tax assets:

Uniform cost capitalization	161,437	—	51,510	—

Markdown reserve	471,240	—	599,760	—

Accrued vacation	232,756	—	197,888	—

Litigation reserve	792,540	—	—	—

Other	270,737	169,883	337,004	35,282

Total deferred tax assets	1,928,710	169,883	1,186,162	35,282

Total deferred tax asset (liability)	$1,928,710	$95,433	$1,186,162	$(60,212)

Sport Chalet, Inc.

Notes to financial statements (continued)

5. Income Taxes (continued)

A reconciliation of the provision for income taxes for the years ended March 31, 2001, 2000 and 1999 with the amount computed using the federal statutory rate follows:

	2001	2000	1999

Statutory rate, 34% applied to income before taxes	$4,141,000	$3,097,000	$3,068,000

State taxes, net of federal tax effect	711,000	499,000	528,000

Other, net	61,000	30,000	13,000

	$4,913,000	$3,626,000	$3,609,000

6. Award Plan and Stock Award

Award Plan

The Company has an Incentive Award Plan (1992 Plan) under which stock options or other awards to purchase or receive up to 1,200,000 shares of the Company’s common stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over three to five-year periods and if not exercised, expire five to ten years from the date of grant. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2001, there were 268,666 remaining shares available for grant under the Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001, 2000 and 1999: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s common stock of .48 for 2001, .45 for 2000 and .46 for 1999; and a weighted average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information follows:

	March 31

	2001	2000	1999

Pro forma net income	$7,027,735	$5,308,847	$5,274,449

Pro forma earnings per common share:

Basic	1.07	.81	.81

Diluted	1.03	.79	.80

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.

Sport Chalet, Inc.

Notes to financial statements (continued)

6. Award Plan and Stock Award (continued)

Award Plan (continued)

In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.

A summary of the Company’s stock option activity and related information follows:

	March 31, 2001		March 31, 2000		March 31, 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	760,000	$4.65	618,000	$3.95	568,000	$3.73

Granted	120,000	3.96	302,000	4.47	50,000	6.46

Exercised	(3,001)	4.44	(45,000)	2.85	—

Forfeited	(25,666)	4.15	(115,000)	2.28	—

Outstanding at end of year	851,333	$4.57	760,000	$4.65	618,000	$3.95

Exercisable at end of year	571,222	$3.97	255,600	$3.50	218,200	$2.88

Weighted average fair value of options granted during the year	—	$2.37	—	$2.22	—	$2.83

Exercise prices for options outstanding as of March 31, 2001 ranged from $2.38 to $7.75. The weighted average remaining contractual life of those options is nine years.

Sport Chalet, Inc.

Notes to financial statements (continued)

6. Award Plan and Stock Award (continued)

Stock Award

The Principal Stockholder and his spouse, through their Family Trust, awarded 27,645 registered shares to certain employees. Award recipients were not required to pay consideration for the shares. The fair market value of the shares was treated as a capital contribution by the Principal Stockholder and expensed as compensation to recipients as of March 31, 2001.

The Company granted loans to employees to pay the income taxes associated with certain stock awards granted and expensed in fiscal 1999 and fiscal 2001. These loans bear interest at 6% and are payable over four years and secured by the awarded shares.

7. Employee Retirement Plan

Effective April 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the 401(k) Plan). All employees who have been employed by the Company for at least one year of service (provided that such service represents a minimum of 1,000 hours worked during the year) and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 24% of their current compensation, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee’s current compensation. The Company expense related to this plan was $118,742, $101,519 and $114,973 for the years ended March 31, 2001 2000 and 1999, respectively.

Sport Chalet, Inc.

Notes to financial statements (continued)

8. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2001

Net sales	$44,091	$53,744	$60,955	$56,022

Gross profit	13,719	16,201	19,804	16,498

Income from operations	2,282	2,930	4,928	1,677

Net income	1,422	1,816	2,985	1,042

Basic earnings per share	.22	.28	.45	.15

Diluted earnings per share	.21	.27	.44	.15

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2000

Net sales	$34,669	$41,679	$50,489	$49,010

Gross profit	10,453	12,306	15,690	13,902

Income from operations	1,010	1,704	3,380	2,732

Net income	658	1,065	2,048	1,713

Basic earnings per share	.10	.16	.31	.26

Diluted earnings per share	.10	.16	.30	.26

9. Other Accrued Expenses

Other accrued expenses consist of the following:

	March 31

	2001	2000

Outstanding gift certificates and store credits	$1,624,858	$1,064,852

Litigation reserve	1,650,000	50,000

Accrued sales tax	1,392,857	1,372,967

Other	1,105,295	890,493

Other accrued expenses	$5,773,010	$3,378,312

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 22, 2001.

SPORT CHALET, INC. (Registrant)

By:	/s/ CRAIG L. LEVRA

Craig L. Levra, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature

PRINCIPAL EXECUTIVE OFFICER	DIRECTORS

/s/ CRAIG L. LEVRA	/s/ NORBERT OLBERZ

Craig L. Levra, Director, President and Chief Executive Officer	Norbert Olberz Chairman and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER	/s/ JOHN R. ATTWOOD

John R. Attwood, Director

/s/ HOWARD K. KAMINSKY	/s/ AL D. MCCREADY

Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary	Al D. McCready, Director

/s/ ERIC S. OLBERZ

Eric S. Olberz, Director

/s/ KENNETH OLSEN

Kenneth Olsen, Director

/s/ FREDERICK H. SCHNEIDER

Frederick H. Schneider, Director

EXHIBIT INDEX

EXHIBIT		PAGE
NUMBER	DESCRIPTION	NUMBER

3.1	Certificate of Incorporation of Sport Chalet, Inc.	(1)

3.2	Bylaws of Sport Chalet, Inc.	(1)

4.1	Form of Certificate for the Common Stock.	(1)

10.1	Credit Agreement, dated August 1, 1992, between the Company and Wells Fargo Bank	(2)

10.2	Letter dated October 8, 1992 by Wells Fargo Bank.	(2)

10.3	1992 Incentive Award Plan of the Company.	(2)

10.4	Form of Nonemployee Director Stock Option Incentive Award Agreement.	(2)

10.5	Form of Key Employee Stock Option Incentive Award Agreement.	(2)

10.6	Tax Indemnity Agreement, dated October 8, 1992, between the Company and Norbert J. Olberz.	(2)

10.7	Form of Director and Officer Indemnification Agreement.	(2)

10.8	Form of Employee Stock Option Incentive Award Agreement.	(3)

10.9	Credit Agreement Between the Company and Wells Fargo Bank dated December 1, 1992.	(4)

10.10	Camp 7 Manufacturing Operations Lease dated March 1, 1993, between the Company and Eric Steven Olberz.	(5)

10.11	First through Fourth Amendment to Credit Agreement between the Company and Wells Fargo Bank dated December 1, 1992.	(6)

10.12	Credit Agreement between the Company and Wells Fargo Bank dated June 1, 1994	(7)

10.13	Huntington Beach store lease, dated August 25, 1994 between the Company and Huntington Beach Properties, Inc., a California Corporation.	(8)

10.14	Letter Regarding Resignation of Samuel G. Allen	(9)

10.15	Letter Regarding Resignation of Joseph H. Coulombe	(10)

10.16	Severance and General Release Agreement with Samuel G. Allen	(10)

10.17	Employment Contract for Joseph H. Coulombe	(10)

10.18	Employment Contract for Kim D. Robbins	(10)

10.19	Agreement for sale of Sport Chalet Manufacturing, dated June 23, 1995 by and among the Company, Eric S. Olberz and Camp 7, a California corporation.	(10)

10.20	Security Agreement [Debtor in Possession] dated June 23,1995 and executed by Camp 7, Inc., a California corporation, as Borrower, on behalf of the Company, as Secured Party.	(10)

10.21	Continuing Guaranty dated June 23, 1995 executed by Eric S. Olberz, as Guarantor, on behalf of the Company, as lender.	(10)

10.22	Promissory Note dated June 23, 1995 executed by Camp 7, Inc., a California corporation, as Maker on behalf of the Company.	(10)

10.23	Agreement of Assignment and Assumption of Lease and Consent of Landlord, dated June 23, 1995, by and among the Company, as Assignor, Camp 7, Inc., a California corporation, as Assignee and Eric S. Olberz, as Landlord.	(10)

10.24	Pledge Agreement dated June 23, 1995, by and between Eric S. Olberz, as Pledgor, and the Company, as Pledgee.	(10)

E-1

EXHIBIT		PAGE
NUMBER	DESCRIPTION	NUMBER

10.25	Licensing Agreement dated June 23, 1995, by and between the Company as Licensee, and Camp 7, Inc., a California corporation, as Licensor	(10)

10.26	Indemnification Agreement dated June 23, 1995, by Eric S. Olberz, as Indemnitor, on behalf of the Company, as Indemnity [if required].	(10)

10.27	Severance and General Release Agreement with Eric S. Olberz.	(10)

10.28	Pomona Warehouse lease, dated August 10, 1995, between the company and Montclair Warehouse, Inc., a California Corporation.	(11)

10.29	Waiver of Loan Covenant by Bank dated February 13, 1996.	(12)

10.30	Loan and Security Agreement dated as of May 14, 1996, between the Company and BankAmerica Business Credit, Inc., together with schedules thereto.	(13)

10.31	Letter of Credit Financing Agreement Supplement to Loan and Security Agreement dated as of May 14,1996 between the Company and BankAmerica Business Credit, Inc.	(13)

10.32	Side Letter, dated as of May 14, 1996, between the Company and BankAmerica Business Credit, Inc., respecting the Aggregate Rent Reserve.	(13)

10.33	Termination Agreement and Mutual General Release dated March 25, 1997 among the Company, BankAmerica Business Credit, Inc. and Bank of America National Trust and Savings Association.	(14)

10.34	Business Loan Agreement dated as of March 25, 1997 between the Company and Bank of America National Trust and Savings Association, together with related exhibits.	(14)

10.35	Employment Agreement for President and Chief Operating Officer	(15)

10.36	Amendment No. 1 to Business Loan Agreement	(16)

10.37	Business Loan Agreement dated as of June 19, 1998 between the Company and Bank of America National Trust and Savings Association.	(17)

10.38	La Canada store lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a California Corporation.	(17)

10.39	La Canada office lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a California Corporation.	(17)

10.40	Employment contract for Senior Vice President — General Merchandise Manager	(18)

10.41	Porter Ranch store lease dated May 7, 1999 between the Company and North San Fernando Valley Properties, Inc., a California Corporation.	(19)

10.42	Employment contract for Executive Vice President — Operations	(20)

10.43	Employment contract for Senior Vice President — Finance	(20)

10.44	Employment contract for Senior Vice President — General Merchandise Manager	(20)

10.45	Employment contract for Chairman of the Board	(21)

10.46	Employment contract for President and Chief Executive Officer	(21)

10.47	Amendment to employment contract for Executive Vice President — Operations	(21)

10.48	Amendment to employment contract for Senior Vice President — Finance	(21)

10.49	Amendment to employment contract for Senior Vice President — General Merchandise Manager	(21)

10.50	Amendment No. 2 Business Loan Agreement	(22)

10.51	Employment contract for Senior Vice President — Marketing & Advertising	E-4

23	Consent of Independent Auditors	E-13

E-2

      (1) Incorporated by reference to the respective exhibit to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

      (2) Incorporated by reference to Exhibits 10.17 through 10.23, inclusive, to the Company’s Registration Statement on Form S-1 (Registration statement and No. 33-53120).

      (3) Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61612.)

      (4) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1992.

      (5) Incorporated by reference to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 1993.

      (6) Incorporated by reference to Exhibit 10.1, 10.2, 10.3 and 10.4 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1993.

      (7) Incorporated by reference to the Company’s Form 10-K filed with the Commission on June 28, 1994.

      (8) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1994.

      (9) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1994.

      (10) Incorporated by reference to the Company’s Form 10-K filed with the Commission on June 28, 1995.

      (11) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1995.

      (12) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1995.

      (13) Incorporated by reference to Exhibit 10.30, 10.31 and 10.32 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 27, 1996.

      (14) Incorporated by reference to Exhibit 10.33 and 10.34 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 1997.

      (15) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1997.

      (16) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1997.

      (17) Incorporated by reference to Exhibit 10.37, 10.38 and 10.39 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 1998.

      (18) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending June 30, 1998.

      (19) Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 1999.

      (20) Incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1999.

      (21) Incorporated by reference to Exhibit 10.45 through Exhibit 10.49 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 2000.

      (22) Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending June 30, 2000.

E-3