Form 10-Q
period 2001-06-30
SPORT CHALET INC
filed 2001-08-13
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended June 30, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the transition period from to

Commission File Number: 0-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Foothill Boulevard,
La Canada, California	91011
(Address of principal executive offices)	(Zip Code)

(818) 790-2717
(Registrant’s telephone number, including area code)

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

Yes [X]	No [ ]

Number of shares outstanding of the registrant’s common stock as of July 31, 2001: 6,580,001

SPORT CHALET, INC.

Index to Form 10-Q

	Part I — Financial Information
		Page

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Part II — Other Information

Item 1.	Legal Proceedings	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Part I — Financial Information

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,

	2001	2000

Net sales	$47,949,471	$44,090,986

Cost of goods sold, buying and occupancy	32,974,251	30,371,514

Gross profit	14,975,220	13,719,472

Selling, general and administrative expenses	12,913,629	11,437,259

Income from operations	2,061,591	2,282,213

Interest income	69,361	83,240

Income before taxes	2,130,952	2,365,453

Income tax provision	848,000	943,000

Net income	$1,282,952	$1,422,453

Earnings per share:

Basic	$0.19	$0.22

Diluted	$0.18	$0.21

Weighted average number of common shares outstanding:

Basic	6,580,001	6,577,000

Diluted	6,999,670	6,703,637

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	June 30, 2001	March 31, 2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$1,826,508	$8,945,034

Accounts receivable – net	843,289	519,677

Merchandise inventories	53,617,457	42,491,532

Prepaid expenses and other current assets	1,219,955	1,324,047

Refundable income tax	203,252

Deferred income tax	1,762,598	1,928,710

Total current assets	59,473,059	55,209,000

Furniture, equipment and leasehold improvements – net	22,104,815	20,252,004

Deferred income tax	95,433	95,433

Other assets	235,348	265,421

Total assets	$81,908,655	$75,821,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$18,464,867	$11,950,684

Salaries and wages payable	2,077,932	2,960,167

Other accrued expenses	6,112,698	5,773,010

Income tax payable		1,286,861

Total current liabilities	26,655,497	21,970,722

Deferred rent	3,930,316	3,811,246

Stockholders’ equity

Preferred stock, $.01 par value:

Authorized shares - 2,000,000

Issued and outstanding shares — none

Common stock, $.01 par value:

Authorized shares - 15,000,000

Issued and outstanding shares – 6,580,001	65,800	65,800

Additional paid-in capital	21,842,340	21,842,340

Retained earnings	29,414,702	28,131,750

Total stockholders’ equity	51,322,842	50,039,890

Total liabilities and stockholders’ equity	$81,908,655	$75,821,858

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,

	2001	2000

Operating activities

Net income	$1,282,952	$1,422,453

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,296,000	976,000

Deferred income taxes	166,112	(209,050)

Changes in operating assets and liabilities:

Accounts receivable	(323,612)	1,761,484

Merchandise inventories	(11,125,925)	(10,301,638)

Prepaid expenses and other current assets	104,092	11,992

Refundable income taxes	(203,252)

Accounts payable	6,514,183	4,263,349

Salaries and wages payable	(882,235)	285,210

Other accrued expenses	339,688	415,248

Income tax payable	(1,286,861)	(717,595)

Deferred rent	119,070	73,407

Net cash used in operating activities	(3,999,788)	(2,019,140)

Investing activities

Other assets	30,073	64,574

Purchase of furniture, equipment and leasehold improvements	(3,148,811)	(2,368,554)

Net cash used in investing activities	(3,118,738)	(2,303,980)

Decrease in cash and cash equivalents	(7,118,526)	(4,323,120)

Cash and cash equivalents at beginning of period	8,945,034	5,468,390

Cash and cash equivalents at end of period	1,826,508	1,145,270

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:

Income taxes	$2,172,000	$1,879,000

Interest	—	—

See accompanying notes.

SPORT CHALET, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

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

     The financial data at March 31, 2001 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Earnings per Share

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation of the numerators and denominators is as follows:

	Three months ended June 30,

	2001	2000

Net Income	$1,282,952	$1,422,453

Weighted average number of common shares:

Basic	6,580,001	6,577,000

Effect of dilutive securities — stock options	419,669	126,637

Diluted	6,999,670	6,703,637

Earnings per share:

Basic	$0.19	$0.22

Effect of dilutive securities	$0.01	$0.01

Diluted	$0.18	$0.21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

     The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under Item 1 above.

Results of Operations

     The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Three months ended June 30,

	2001		2000

	Amount	Percent	Amount	Percent

Net sales	$47,949	100.0%	$44,091	100.0%

Gross profit	14,975	31.2	13,719	31.1

Selling, general and administrative expenses	12,914	26.9	11,437	25.9

Income from operations	2,062	4.3	2,282	5.2

Interest income	69	0.1	83	0.2

Income before taxes	2,131	4.4	2,365	5.4

Net income	1,283	2.7	1,422	3.2

Earnings per share:

Basic	$0.19		$0.22

Diluted	0.18		0.21

     Three Months Ended June 30 2001 Compared to Three Months Ended June 30, 2000. Net sales have increased from $44.1 million for the three months ended June 30, 2000 to $47.9 million for the same period this year, an 8.8% increase. The increase is the result of a comparable store sales increase of 3.6% coupled with the full quarter contribution from the Chino Hills store that opened in July of last year and the opening of the Palmdale store in mid-June 2001. Excluding the sales of scooters, which were significant in the prior fiscal year, net sales increased by 12.1% and comparable store sales increased 6.9% in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Management believes that the scooter phenomenon has run its course and will be insignificant in the future. Comparable store sales are based upon stores opened throughout both periods.

     Gross profit as a percent of sales increased from 31.1% for the three months ending June 30, 2000 to 31.2% for the same period this year. The increase is primarily due to the reduction of scooter sales that have a lower gross profit percentage than the Company’s overall product mix, partially offset by increased markdowns. The increased markdowns were taken during the three months ended June 30, 2001, to stimulate sales in the face of cooler summer weather and a possibly weakening economy compared to the same period last year.

     Selling, general and administrative expenses as a percent of sales increased from 25.9% for the three months ended June 30, 2000 to 26.9% for the same period this year due primarily to Company expansion which includes expenses related to (i) the opening of the newest location in Palmdale, California, (ii) preparation for an opening in South Coast Plaza, a premier Southern California shopping destination, and the Company’s first out-of-state store located in Henderson, Nevada, both planned to open in the fall of this year and (iii) groundwork for a new larger distribution center scheduled to open by March 2002.

     The effective income tax rate was 39.9% for the three months ended June 30, 2000, compared to 39.8% for the same period this year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $1.4 million, or $0.21 per diluted share, for the three months ended June 30, 2000 to $1.3 million, or $0.18 per diluted share, for the same period this year, primarily as a result of increased selling, general and administrative expenses partially offset by increased sales.

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

     Net cash used in operating activities was $4.0 million for the three months ended June 30, 2001 compared to cash used in operating activities of $2.0 million for the same period last year. Net income provided cash of $1.3 million and $1.4 million for the three months ended June 30, 2001 and 2000, respectively. Included in net income was non-cash depreciation of $1.3 million and $976,000 for the same periods respectively.

     Accounts receivable decreased by $1.8 million for the three months ended June 30, 2000 as a result of the elimination of amounts due to the Company from John Wells Golf Shops, the former operator of the leased golf department within the Company’s stores. On April 1, 2000, the Company purchased the inventory and fixtures of the leased golf departments from the lessee and is operating the golf departments directly.

     Inventories increased by $11.1 million and $10.3 million for the three months ended June 30, 2001 and 2000, respectively, compared to the respective year end balances primarily due to the seasonal build-up of summer related inventory. Inventory at June 30, 2001 is $6.4 million greater than at the same time last year due to (i) the opening of two new stores since June 30, 2000; and (ii) the emphasis on showing a strong in-stock position on seasonal summer items. Accounts payable increased by $6.5 million and $4.3 million for the respective periods compared to the respective year end balances due primarily to inventory build-up and the timing of payments to vendors.

     Salaries and wages payable decreased by $882,000 for the three months ended June 30, 2001, compared to an increase of $285,000 for the same period last year, primarily as a result of the greater amount of incentive pay paid during the first quarter related to the fiscal year ended March 31, 2001 as compared to the prior year.

     Net cash used in investing activities for the three months ended June 30, 2001 is $3.1 million, primarily from capital expenditures to enhance merchandising presentation in the Company’s older stores and the opening of one new store. Net cash used in investing activities for the three months ended June 30, 2000 was $2.3 million, primarily due to payments made for the Company’s point-of-sale system.

     Net cash provided by financing activities has historically reflected advances or pay down of the Company’s revolving credit line. There were no borrowings during either three-month period ended June 30, 2001 or 2000.

Factors That May Affect Future Results

     The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth below.

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

     Closely Controlled Stock. At June 30, 2001, Norbert Olberz, the Company’s founder, owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

Part II — Other Information

     Item 1. Legal Proceedings.

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

     Item 5. Other Information.

Stockholder Proposals

     The proxy materials for the 2001 annual meeting of the stockholders held on August 1, 2001 were mailed to stockholders of the Company on June 22, 2001. Under certain circumstances, stockholders are entitled to present proposals at stockholders meetings. Any such proposal to be included in the proxy statement for the Company’s 2002 annual meeting of stockholders must be submitted by a stockholder prior to February 21, 2002, in a form that complies with applicable regulations. Recently, the SEC amended its rule governing a company’s ability to use discretionary proxy authority with respect to stockholder proposals which were not submitted by the stockholders in time to be included in the proxy statement. As a result of the change, in the event a stockholder proposal is not submitted to the Company prior to May 8, 2002, the proxies solicited by the Board of Directors for the 2002 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2002 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

Chairman of the Board

     On August 1, 2001, Craig Levra, the President and Chief Executive Officer of the Company, was elected as the Chairman of the Board. Mr. Levra replaces Norbert Olberz, the founder and principal stockholder of the Company. Mr. Olberz was elected Chairman Emeritus and continues to serve as a director of the Company. For further information, see the news release attached as Exhibit 99.1.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	99.1	News release: Sport Chalet Announces Election of Craig Levra as Chairman of the Board

(b)	Reports on Form 8-K.

During the quarter for which this report on Form 10-Q is filed, no reports on Form 8-K were filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: August 10, 2001	By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)