Form 10-Q
period 2001-09-30
SPORT CHALET INC
filed 2001-10-30
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended September 30, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the transition period from to

Commission File Number: 0-20736

Sport Chalet, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4390071 (I.R.S. Employer Identification No.)

920 Foothill Boulevard, La Canada, California (Address of principal executive offices)	91011 (Zip Code)

(818) 790-2717 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares outstanding of the registrant’s common stock as of October 29, 2001:

6,586,034

SPORT CHALET, INC.

Index to Form 10-Q

Page

Part I — Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Part II — Other Information

Item 1. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	13

Part I — Financial Information

     Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$54,658,105	$53,774,086	$102,607,576	$97,865,072
Cost of goods sold, buying and occupancy	38,992,351	37,573,258	71,966,602	67,944,772

Gross profit	15,665,754	16,200,828	30,640,974	29,920,300
Selling, general and administrative expenses	13,451,196	13,271,283	26,364,825	24,708,542

Income from operations	2,214,558	2,929,545	4,276,149	5,211,758
Interest income	1,167	90,280	70,528	173,520

Income before taxes	2,215,725	3,019,825	4,346,677	5,385,278
Income tax provision	892,000	1,204,000	1,740,000	2,147,000

Net income	$1,323,725	$1,815,825	$2,606,677	$3,238,278

Earnings per share:
Basic	$0.20	$0.28	$0.40	$0.49

Diluted	$0.19	$0.27	$0.37	$0.48

Weighted average number of common shares outstanding:
Basic	6,584,023	6,577,000	6,582,012	6,577,000

Diluted	6,999,520	6,701,548	6,993,304	6,728,464

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2001	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,150	$8,945,034
Accounts receivable — net	1,047,636	519,677
Merchandise inventories	57,896,592	42,491,532
Prepaid expenses and other current assets	1,714,270	1,324,047
Refundable income tax	916,166	—
Deferred income tax	1,090,725	1,928,710

Total current assets	62,800,539	55,209,000
Furniture, equipment and leasehold improvements — net	22,803,607	20,252,004
Deferred income tax	57,908	95,433
Other assets	224,204	265,421

Total assets	$85,886,258	$75,821,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,888,832	$11,950,684
Salaries and wages payable	2,076,822	2,960,167
Other accrued expenses	4,276,006	5,773,010
Income tax payable	—	1,286,861

Total current liabilities	29,241,660	21,970,722
Deferred rent	3,964,366	3,811,246
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares — none
Common stock, $.01 par value:
Authorized shares - 15,000,000
Issued and outstanding shares - 6,586,034 at September 30, 2001 and 6,580,001 at March 31, 2001	65,860	65,800
Additional paid-in capital	21,875,945	21,842,340
Retained earnings	30,738,427	28,131,750

Total stockholders’ equity	52,680,232	50,039,890

Total liabilities and stockholders’ equity	$85,886,258	$75,821,858

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,

	2001	2000

Operating activities
Net income	$2,606,677	$3,238,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,604,000	1,972,000
Deferred income taxes	875,510	9,355
Changes in operating assets and liabilities:
Accounts receivable	(527,959)	1,644,697
Merchandise inventories	(15,405,060)	(15,179,494)
Refundable income taxes	(916,166)	0
Prepaid expenses and other current assets	(390,223)	150,925
Accounts payable	10,938,148	8,076,726
Salaries and wages expenses	(883,345)	(40,417)
Other accrued expenses	(1,497,004)	1,212,626
Income tax payable	(1,286,861)	(675,000)
Deferred rent	153,120	—

Net cash (used in) provided by operating activities	(3,729,163)	409,696
Investing activities
Other assets	41,217	106,681
Purchase of furniture, equipment and leasehold improvements	(5,155,603)	(3,899,694)

Net cash used in investing activities	(5,114,386)	(3,793,013)
Financing activities
Proceeds from exercise of stock options and related tax benefit	33,665	—

Net cash provided by financing activities	33,665	—

Decrease in cash and cash equivalents	(8,809,884)	(3,383,317)
Cash and cash equivalents at beginning of period	8,945,034	5,468,390

Cash and cash equivalents at end of period	$135,150	$2,085,073

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$3,067,517	$2,822,000
Interest	—	—

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

2. Earnings per Share

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation of the numerators and denominators is as follows:

	Three months ended		Six months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income	$1,323,725	$1,815,825	$2,606,677	$3,238,278
Weighted average number of common shares:
Basic	6,584,023	6,577,000	6,582,012	6,577,000
Effect of dilutive securities-stock options	415,497	124,548	411,292	151,464

Diluted	6,999,520	6,701,548	6,993,304	6,728,464

Earnings per share:
Basic	$0.20	$0.28	$0.40	$0.49
Effect of dilutive securities	$0.01	$0.01	$0.03	$0.01

Diluted	$0.19	$0.27	$0.37	$0.48

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

	Three months ended September 30,				Six months ended September 30,

	2001		2000		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$54,658	100.0%	$53,774	100.0%	$102,608	100.0%	$97,865	100.0%
Gross profit	15,666	28.7%	16,201	30.1%	30,641	29.9%	29,920	30.6%
Selling, general and administrative expenses	13,451	24.6%	13,271	24.7%	26,365	25.7%	24,709	25.2%
Income from operations	2,215	4.1%	2,930	5.4%	4,276	4.2%	5,212	5.3%
Interest income	1	0.0%	90	0.2%	71	0.1%	174	0.2%
Income before taxes	2,216	4.1%	3,020	5.6%	4,347	4.2%	5,385	5.5%
Net income	1,324	2.4%	1,816	3.4%	2,607	2.5%	3,238	3.3%
Earnings per share:
Basic	$0.20		$0.28		$0.40		$0.49
Diluted	$0.19		$0.27		$0.37		$0.48

     Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000. Sales have increased from $53.7 million for the three months ended September 30, 2000 to $54.6 million for the same period this year, a 1.6% increase. The increase is the result of opening one new store in July of last year and one in June of this year, partially offset by a comparable store sales decrease of 1.8%. Comparable store sales are based upon stores opened throughout both periods. Prior to the tragic events of September 11th and the subsequent aftermath, the Company was experiencing a comparable store sales decrease of less than 1.0%. In the prior fiscal year, sales were positively effected by the sales of scooters which did not occur to the same extent this year and, if these sales were excluded from both periods, net sales would have increased by 10.4% and comparable store sales would have increased 6.5% in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Management believes that sales have been and could continue to be negatively affected by the declining economic climate.

     Gross profit as a percent of sales decreased from 30.1% for the three months ended September 30, 2000 to 28.7% for the same period this year due to higher markdowns, as management ran an aggressive end of summer clearance promotion designed to stimulate sales and reduce aged inventory in order to make space available for the arrival of winter-related merchandise. The promotion was ended shortly after the events of September 11th.

     Selling, general and administrative expenses as a percent of sales decreased slightly from 24.7% for the three months ended September 30, 2000 to 24.6% for the same period this year, as decreased litigation expenses were partially offset by costs related to the Company expansion plans. Expenses in the current period include (i) the successful implementation of the Company’s E3 inventory replenishment system, (ii) preparation for a store opening in South Coast Plaza, a premier Southern California shopping destination, and the opening of the Company’s first out-of-state store located in Henderson, Nevada, both planned to open in the fall of this year, and (iii) groundwork for a new larger distribution center scheduled to open by March 2002.

     The effective income tax rate was 39.9% for the three months ended September 30, 2000, compared to 40.3% for the same period this year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $1.8 million, or $0.27 per diluted share, for the three months ended September 30, 2000 to $1.3 million, or $0.19 per diluted share, for the same period this year, primarily as a result of increased markdowns taken to stimulate sales.

     Six Months Ended September 30, 2001, Compared to Six Months Ended September 30, 2000. Sales have increased from $97.9 million for the six months ended September 30, 2000 to $102.6 million for the same period this year, a 4.8% increase. The increase is the result of opening one new in July of last year and one in June of this year combined with a comparable store sales increase of 0.7%. Comparable store sales are based upon stores opened throughout both periods. In the prior fiscal year, sales were positively effected by the sales of scooters which did not occur to the same extent this year and, if these sales were excluded from both periods, net sales would have increased by 11.2% and comparable store sales would have increased 6.7% in the six months ended September 30, 2001 as compared to the six months ended September 30, 2000. Management believes that sales have been and could continue to be negatively affected by the declining economic climate.

     Gross profit as a percent of sales decreased from 30.6% for the six months ended September 30, 2000 to 29.9% for the same period this year due to higher markdowns, as management ran an aggressive end of summer clearance promotion designed to stimulate sales and reduce aged inventory in order to make space available for the arrival of winter-related merchandise. The promotion was ended shortly after the events of September 11th.

     Selling, general and administrative expenses as a percent of sales increased from 25.2% for the three months ended September 30, 2000 to 25.7% for the same period this year, primarily due to lower than expected sales as well as the Company expansion plans. Expenses in the current period include (i) the successful implementation of the Company’s E3 inventory replenishment system, (ii) the opening of our Palmdale location in June 2001, (iii) preparation for a store opening in South Coast Plaza, a premier Southern California shopping destination, and the opening of the Company’s first out-of-state store located in Henderson, Nevada, both planned to open in the fall of this year, and (iv) groundwork for a new larger distribution center scheduled to open by March 2002.

     The effective income tax rate was 39.8% for the six months ended September 30, 2000, compared to 40.0% for the same period this year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $3.2 million, or $.48 per diluted share, for the six months ended September 30, 2000 to $2.6 million, or $.37 per diluted share, for the same period this year, primarily as a result of increased markdowns taken to stimulate sales and increased expenses related to the Company’s expansion plan.

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

     Net cash used in operating activities was $3.7 million for the six months ended September 30, 2001 compared to net cash provided of $410,000 for the same period last year. Net income provided cash of $2.6 million and $3.2 million for the six months ended September 30, 2001 and 2000, respectively. Included in net income was non-cash depreciation of $2.6 million and $2.0 million for the six months ended September 30, 2001 and 2000, respectively.

     Accounts receivable increased by $528,000 for the six months ended September 30, 2001 while the same period last year decreased by $1.6 million from the elimination of amounts due to the Company from John Wells Golf Shops, the former operator of the leased golf department within the Company’s stores. On April 1, 2000, the Company purchased the inventory and fixtures of the leased golf departments from the lessee and is operating the golf departments directly.

     Inventories increased by $15.4 million and $15.2 million for the three months ended September 30, 2001 and 2000, respectively, compared to the respective year-end balances primarily due to normal seasonal build-up. Inventory at September 30, 2001 is $5.8 million greater than at the same time last year as the end of summer clearance promotion designed to reduce aged inventory was offset by (i) the opening of one new store since September 30, 2000; (ii) the pre-opening inventory build up for our new locations in South Coast Plaza, CA and Henderson, NV, both scheduled for openings in November of this year; and (iii) earlier arrival of winter-related merchandise as compared to last year. Accounts payable increased by $10.9 million and $8.1 million for the respective periods compared to the respective year-end balances due primarily to inventory build-up and the timing of payments to vendors.

     Salaries and wages payable decreased by $883,000 for the six months ended September 30, 2001, compared to a decrease of $40,000 for the same period last year, primarily as a result of the greater amount of incentive pay (relating to the prior fiscal year) paid during the current period as compared to the prior year.

     Net cash used in investing activities for the six months ended September 30, 2001 was $5.1 million, primarily resulting from capital expenditures to enhance merchandising presentation in the Company’s older stores, capital expenditures related to the Company’s new larger distribution center scheduled to open by March 2002, and the opening of one new store. Net cash used in investing activities for the six months ended September 30, 2000 was $3.8 million, primarily due to payments made for the Company’s point-of-sale system and the opening of one new location in July 2000.

     Net cash provided by financing activities has historically reflected advances or pay down of the Company’s revolving credit line. There were no borrowings during either six-month period ended September 30, 2001 or 2000.

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

     Economic Conditions. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have had, and may in the future will have, a materially adverse effect on the Company’s results of operations.

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

     Closely Controlled Stock. At September 30, 2001, Norbert Olberz, the Company’s founder, owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

     The Company and plaintiffs reached a settlement of all claims for all class members. The court approved the settlement and the Company has paid all claims.

     Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of stockholders on August 1, 2001, the two Class 3 Directors, Norbert Olberz and Kenneth Olsen were re-elected to the Company’s Board of Directors. There were 6,306,174 and 6,312,374 votes for and 91,005 and 84,805 votes withheld, respectively, for each of Mr. Olberz and Mr. Olsen. The Company’s Class 1 Directors, Eric S. Olberz and Frederick H. Schneider and Class 2 Directors, John R. Attwood and Al D. McCready, continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire at the annual meeting of stockholders in fiscal year 2003, 2004 and 2005, respectively.

     Item 5. Other Information.

Stockholder Proposals

     The proxy materials for the 2001 annual meeting of the stockholders held on August 1, 2001 were mailed to stockholders of the Company on June 22, 2001. Under certain circumstances, stockholders are entitled to present proposals at stockholders meetings. Any such proposal to be included in the proxy statement for the Company’s 2002 annual meeting of stockholders must be submitted by a stockholder prior to February 21, 2002, in a form that complies with applicable regulations. Recently, the SEC amended its rule governing a company’s ability to use discretionary proxy authority with respect to stockholder proposals, which were not submitted by the stockholders in time to be included in the proxy statement. As a result of the change, in the event a stockholder proposal is not submitted to the Company prior to May 8, 2002, the proxies solicited by the Board of Directors for the 2002 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2002 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

     Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.2.1 — Amendment to Bylaws

(b) Reports on Form 8-K.

During the quarter for which this report on Form 10-Q is filed, no reports on Form 8-K were filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: October 30, 2001	By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)