Form 10-Q
period 2001-12-31
SPORT CHALET INC
filed 2002-01-30
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended December 31, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the transition period from ________________ to _______________

Commission File Number: 0-20736

Sport Chalet, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4390071 (I.R.S. Employer Identification No.)

920 Foothill Boulevard, La Canada, California (Address of principal executive offices)	91011 (Zip Code)

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

Yes [X]                       No [   ]

Number of shares outstanding of the registrant’s common stock as of January 28, 2002:

6,592,834

SPORT CHALET, INC.

Index to Form 10-Q

		Page

Part I – Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	15

Part I — Financial Information

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net sales	$67,429,014	$60,954,715	$170,036,590	$158,819,787
Cost of goods sold, buying and occupancy	47,885,312	41,150,977	119,851,914	109,095,749

Gross profit	19,543,702	19,803,738	50,184,676	49,724,038
Selling, general and administrative expenses	15,776,963	14,876,082	42,141,788	39,584,624

Income from operations	3,766,739	4,927,656	8,042,888	10,139,414
Interest income (expense)	(100,751)	32,015	(30,223)	205,535

Income before taxes	3,665,988	4,959,671	8,012,665	10,344,949
Income tax provision	1,481,000	1,975,000	3,221,000	4,122,000

Net income	$2,184,988	$2,984,671	$4,791,665	$6,222,949

Earnings per share:
Basic	$0.33	$0.45	$0.73	$0.95

Diluted	$0.31	$0.44	$0.68	$0.92

Weighted average number of common shares outstanding:
Basic	6,589,834	6,577,667	6,585,982	6,577,667

Diluted	7,019,281	6,807,836	7,007,671	6,754,699

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash	$4,954,104	$8,945,034
Accounts receivable — net	1,505,462	519,677
Merchandise inventories	59,444,574	42,491,532
Prepaid expenses and other current assets	1,928,671	1,324,047
Refundable income tax	408,798	—
Deferred income tax	1,416,076	1,928,710

Total current assets	69,657,685	55,209,000
Furniture, equipment and leasehold improvements — net	26,535,090	20,252,004
Deferred income tax	78,926	95,433
Other assets	227,778	265,421

Total assets	$96,499,479	$75,821,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,572,386	$11,950,684
Salaries and wages payable	2,862,470	2,960,167
Other accrued expenses	8,211,248	5,776,010
Income tax payable	—	1,286,861

Total current liabilities	37,646,104	21,973,722
Deferred rent	3,977,468	3,811,246
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares — none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares — 6,592,834 at December 31, 2001 and 6,580,001 at March 31, 2001	65,928	65,800
Additional paid-in capital	21,886,564	21,842,340
Retained earnings	32,923,415	28,131,750

Total stockholders’ equity	54,875,907	50,039,890

Total liabilities and stockholders’ equity	$96,499,479	$75,824,858

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,

	2001	2000

Operating activities
Net income	$4,791,665	$6,222,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,947,000	2,968,000
Stock compensation	—	137,729
Deferred income tax	529,141	9,355
Changes in operating assets and liabilities:
Accounts receivable	(975,785)	1,655,102
Merchandise inventories	(16,953,042)	(15,446,247)
Refundable income tax	(408,798)	—
Prepaid expenses and other current assets	(604,624)	77,670
Accounts payable	14,621,702	8,522,558
Salaries and wages payable	(97,697)	1,258,614
Other accrued expenses	2,428,238	5,305,530
Income tax payable	(1,286,861)	120,000
Deferred rent	166,222	—

Net cash provided by operating activities	6,157,161	10,831,260

Investing activities
Other assets	37,643	70,097
Purchase of furniture, equipment and leasehold improvements	(10,230,086)	(6,627,915)

Net cash used in investing activities	(10,192,443)	(6,557,818)

Financing activities
Proceeds from bank borrowing	10,000,000	—
Repayments of bank borrowing	(10,000,000)	—
Proceeds from exercise of stock options and related tax benefit	44,352	—

Net cash provided by financing activities	44,352	—

Increase (decrease) in cash and cash equivalents	(3,990,930)	4,273,442
Cash and cash equivalents at beginning of period	8,945,034	5,468,390

Cash and cash equivalents at end of period	$4,954,104	$9,741,832

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$4,587,516	$4,002,000
Interest	68,194	—

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

2. Earnings per Share

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net income	$2,184,988	$2,984,671	$4,791,664	$6,222,949

Weighted average number of common shares:
Basic	6,589,834	6,577,667	6,585,982	6,577,667
Effect of dilutive securities- stock options	429,447	230,169	421,689	177,032

Diluted	7,019,281	6,807,836	7,007,671	6,754,699

Earnings per share:
Basic	$0.33	$0.45	$0.73	$0.95
Effect of dilutive securities	$0.02	$0.01	$0.05	$0.03

Diluted	$0.31	$0.44	$0.68	$0.92

3. Loans Payable to Bank

     The Company has a credit facility with Bank of America National Trust and Savings Association, Inc. (Lender), which was increased from $10.0 million to $20.0 million. Interest accrues at prime or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on August 31, 2002 and the Company expects to renegotiate and extend the term of this agreement before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of losses and capital expenditures, calculated on a quarterly basis. In addition, the Company must reduce borrowings to $2 million or less for 30 consecutive days during each fiscal year. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility.

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

	Three months ended December 31,				Nine months ended December 31,

	2001		2000		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$67,429	100.0%	$60,955	100.0%	$170,037	100.0%	$158,820	100.0%
Gross profit	19,544	29.0%	19,804	32.5%	50,185	29.5%	49,724	31.3%
Selling, general and administrative expenses	15,777	23.4%	14,876	24.4%	42,142	24.8%	39,585	24.9%
Income from operations	3,767	5.6%	4,928	8.1%	8,043	4.7%	10,139	6.4%
Interest income (expense)	(101)	(0.1%)	32	0.1%	(30)	(0.0%)	206	0.1%
Income before taxes	3,666	5.4%	4,960	8.1%	8,013	4.7%	10,345	6.5%
Net income	2,185	3.2%	2,985	4.9%	4,792	2.8%	6,223	3.9%

Earnings per share:
Basic	$0.33		$0.45		$0.73		$0.95
Diluted	$0.31		$0.44		$0.68		$0.92

     Three Months Ended December 31, 2001, Compared to Three Months Ended December 31, 2000. Sales have increased from $61.0 million for the three months ended December 31, 2000 to $67.4 million for the same period this year, a 10.6% increase. The increase is the result of opening two new stores in late November of this year, aided by a comparable store sales increase of 1.2%. Comparable store sales are based upon stores opened throughout both periods. The comparable store sales increase was achieved through increased promotional pricing in reaction to (i) warmer seasonal weather, which reduces consumer demand for winter related merchandise and (ii) a softer economic climate, in the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

     Gross profit as a percent of sales decreased from 32.5% for the three months ended December 31, 2000 to 29.0% for the same period this year due to higher markdowns partially offset by adjustments related to unredeemed gift certificates. Management ran promotions designed to jump-start the holiday buying season in light of warmer weather and weakening economic conditions throughout the period. In addition, there were grand opening related promotions surrounding two new stores in the period ended December 31, 2001 as compared to the same period in the prior year.

     Selling, general and administrative expenses as a percent of sales decreased from 24.4% for the three months ended December 31, 2000 to 23.4% for the same period this year, due to decreases in incentive-based labor costs and litigation expenses, partially offset by costs related to the Company’s new store openings and expansion plans. Expenses in the current period include (i) costs for the successful grand opening of our newest stores in South Coast Plaza, a premier Southern California shopping destination, and the Company’s first out-of-state store located in Henderson, Nevada and (ii) initial occupancy costs related to our new larger distribution center scheduled to open by March 2002.

     The effective income tax rate was 39.8% for the three months ended December 31, 2000, compared to 40.2% for the same period this year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $3.0 million, or $0.44 per diluted share, for the three months ended December 31, 2000 to $2.2 million, or $0.31 per diluted share, for the same period this year, primarily as a result of promotional pricing taken to stimulate sales.

     Nine Months Ended December 31, 2001, Compared to Nine Months Ended December 31, 2000. Sales have increased from $158.8 million for the nine months ended December 31, 2000 to $170.0 million for the same period this year, a 7.0% increase. The increase is the result of opening one new store in July 2000, and three new store openings during 2001 combined with a comparable store sales increase of 0.7%. Comparable store sales are based upon stores opened throughout both periods. The comparable store sales increase was achieved through increased promotional pricing in reaction to a difficult economic climate. Further, in the prior fiscal year, sales were positively effected by the sales of scooters, which did not occur to the same extent this year, and early colder weather. Excluding sales of scooters from each period, net sales would have increased by 11.7% and comparable store sales would have increased by 5.1% in the nine months ended December 31, 2000 as compared to the nine months ended December 31, 2001. Management believes that sales have been and could continue to be negatively affected by economic conditions.

     Gross profit as a percent of sales decreased from 31.3% for the nine months ended December 31, 2000 to 29.5% for the same period this year due to higher markdowns, as management ran promotions through the period designed to stimulate sales and reduce aged inventory in reaction to a potentially long-term economic slowdown.

     Selling, general and administrative expenses as a percent of sales decreased slightly from 24.9% for the three months ended December 31, 2000 to 24.8% for the same period this year, as decreased litigation expenses were partially offset by costs related to the Company’s expansion plans. Expenses in the current period include (i) the successful implementation of the Company’s E3 inventory replenishment system, (ii) the opening of our Palmdale location in June 2001, along with the South Coast Plaza and Henderson locations in November 2001, and (iii) initial occupancy costs related to our new larger distribution center scheduled to open by March 2002.

     The effective income tax rate was 39.8% for the nine months ended December 31, 2000, compared to 40.4% for the same period this year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $6.2 million, or $.92 per diluted share, for the nine months ended December 31, 2000 to $4.8 million, or $.68 per diluted share, for the same period this year, primarily as a result of increased markdowns taken to stimulate sales.

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

     Net cash provided by operating activities was $6.2 million for the nine months ended December 31, 2001 compared to net cash provided of $10.8 million for the same period last year. Net income provided cash of $4.8 million and $6.2 million for the nine months ended December 31, 2001 and 2000, respectively. Included in net income was non-cash depreciation of $3.9 million and $3.0 million for the nine months ended December 31, 2001 and 2000, respectively.

     Accounts receivable increased by $976,000 for the nine months ended December 31, 2001 while the same period last year decreased by $1.7 million from the elimination of amounts due to the Company from John Wells Golf Shops, the former operator of the leased golf department within the Company’s stores. On April 1, 2000, the Company purchased the inventory and fixtures of the leased golf departments from the lessee and is operating the golf departments directly.

     Inventories increased by $17.0 million and $15.4 million for the nine months ended December 31, 2001 and 2000, respectively, compared to the respective year-end balances primarily due to normal seasonal build-up. Inventory at December 31, 2001 is $7.1 million greater than the same period last year primarily from the opening of three new stores during the period. Accounts payable increased by $14.6 million and $8.5 million for the respective periods compared to the respective year-end balances due primarily to inventory build-up and the timing of payments to vendors.

     Salaries and wages payable decreased by $98,000 for the nine months ended December 31, 2001, compared to an increase of $1.3 million for the same period last year, primarily as a result of the greater amount of incentive pay (relating to the prior fiscal year) paid during the current period as compared to the prior year, coupled with less incentive pay accrued this year as compared to the prior year.

     Other accrued expenses increased $2.4 million for the nine months ended December 31, 2001, compared to an increase of $5.3 million for the same period last year, as expenses related to the settlement of the class action lawsuit were partially accrued in the nine months ended December 31, 2000, and subsequently paid in the nine months ended December 31, 2001.

     Net cash used in investing activities for the nine months ended December 31, 2001 was $10.2 million, resulting from capital expenditures related to (i) enhancing merchandising presentation in the Company’s older stores (ii) the Company’s new larger distribution center scheduled to open by March 2002, and (iii) the opening of three new stores. Net cash used in investing activities for the nine months ended December 31, 2000 was $6.6 million, primarily due to payments made for the

Company’s point-of-sale system and other computer system spending plus the opening of one new location in July 2000. For the final quarter ending March 31, 2002, forecasted capital expenditures will be $2 million to $3 million. In the coming fiscal year capital expenditures will depend in part upon the number of new store openings for which plans have not yet been finalized.

     Net cash provided by financing activities reflects advances or pay down of the Company’s revolving credit line. Interest accrues at prime or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on August 31, 2002 and the Company expects to renegotiate and extend the term of this agreement before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of losses and capital expenditures, calculated on a quarterly basis. In addition, the Company must reduce borrowings to $2 million or less for 30 consecutive days during each fiscal year. The Company currently is in full compliance with these covenants and expects to remain in compliance during the term of the credit facility. As a result of the Company’s continued expansion, the revolving credit line was increased from $10.0 million to $20.0 million (see Exhibit 10.1). During the period ended December 31, 2001 the Company borrowed $10 million for the seasonal build-up of inventory that was subsequently repaid. There were no borrowings during the nine months ended December 31, 2000.

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

     Regional Market Concentration. Currently, all but one of the Company’s stores is located in Southern California. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse events were to occur, there could be an adverse effect on the Company’s net sales and profitability and its ability to implement its planned growth. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

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

     Seasonality. The Company’s business is seasonal in nature. As is typical with other sporting goods retailers, the Company’s sales volume increases significantly during the Christmas holiday season and the peak ski and snowboard season generally corresponds to the months of November, December and January. Therefore the Company’s results of operations are likely to vary during its fiscal year. Historically the Company’s operating results have been influenced by the quantity and timing of snowfall at the resorts frequented by those living in Southern California. An early seasonal snowfall often influences sales as it generally extends the demand for winter related merchandise while a late snowfall will have the opposite effect. Suppliers in the ski and snowboard industry require purchasing commitments in April for a fall delivery, if snowfall does not provide an adequate base or occurs late in the season, or if sales do not meet expectations, the Company may be required to mark down its winter apparel and equipment.

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

     Closely Controlled Stock. At December 31, 2001, Norbert Olberz, the Company’s founder, owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

Part II – Other Information

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
10.1 – Amendment No. 3 To Business Loan Agreement

(b)	Reports on Form 8-K.
During the quarter for which this report on Form 10-Q is filed, no reports on Form 8-K were filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: January 29, 2002	By:	/s/ Howard K. Kaminsky

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)