Form 10-K
period 2002-03-31
SPORT CHALET INC
filed 2002-06-21
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

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

Common Stock, $0.01 par value.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 10, 2002 was approximately $16.5 million based upon the closing price of the common stock on that date.

The number of shares of the registrant’s common stock outstanding as of June 10, 2002 was 6,606,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year are incorporated by reference into Part III of this Report.

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

ITEM 1. BUSINESS

General

     Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 26 full service, specialty sporting goods superstores in Southern California and Nevada. The Company has 25 locations in California consisting of eleven located in Los Angeles County, six in Orange County, three in each of San Diego and San Bernardino Counties, and one in each of Riverside and Ventura Counties; the Nevada location is in Clark County. These stores average 38,600 square feet in size. In addition, the Company operates a retail e-commerce store through GSI Commerce, Inc. at www.sportchalet.com. The Company’s executive offices are located at 920 Foothill Boulevard, La Canada, California 91011, and its telephone number is (818) 790-2717.

Operating History and Growth Plan

     The Company’s growth strategy has focused on Southern California, but now contemplates opening new stores in California and Nevada as suitable locations are found over the next several fiscal years. Over the past three years the Company has opened seven new stores and relocated two. The Company currently plans to open at least two stores during the next 12 months, of which one will be in Riverside, California and the second will be the Company’s second store in the Las Vegas, Nevada market. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the Company’s ability to provide and maintain high service levels and quality brand merchandising at competitive prices.

     Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation; due primarily to extra labor used to open new stores, reduced sales on a per employee basis until the store matures and increased promotional costs. As the store matures, sales tend to level off and expenses decline as a percentage of sales. The Company’s stores generally require three years to attract a stable, mature customer base. The Company estimates the cost of opening an average new store to be approximately $2.0 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of furniture, fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store. Opening costs for each new store can vary significantly depending on the amount of negotiated landlord contribution to the Company’s required improvements.

     The Company’s sales are dependent to some degree on the economic environment and level of consumer spending in Southern California and Nevada. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have had, and may in the future have, a materially adverse effect on the Company’s results of operations. For fiscal 2002, average sales per store for stores opened the entire year were $9.3 million.

     In February 2002, the Company moved to a new 326,000 square foot distribution center located in Ontario, California. This facility replaces the Company’s 150,000 square foot warehouse and a 30,000 square foot satellite facility, and has been designed to support growth plans for the foreseeable future. Labor savings from operating efficiency provided by the new facility are expected to offset increases in occupancy costs in the short term and installation of warehouse management software will further improve warehousing and logistical cost management.

     The Company’s corporate offices are spread over seven nearby buildings in La Canada, California neighboring the store where the Company was founded. To facilitate growth related to the expansion plans, in the fall of 2002, the Company intends to consolidate these locations into a new corporate office. The Principal Stockholder is building the 27,500 square foot facility in La Canada for this purpose and the Company expects this new corporate headquarters to support its growth plans for the foreseeable future.

     The Company has developed an information technology strategic plan calling for: (i) the replacement of all point of sale software and equipment, (ii) store systems to handle rental equipment, customer repairs, special orders and team sales, (iii) installation of inventory replenishment software, and (iv) the general upgrading of back office systems. During fiscal 2002, 2001 and 2000, the Company incurred $993,000, $3.7 million and $800,000 respectively, of capital expenditures in implementing this plan. To date, all point of sale equipment has been replaced including a customized rental system, replenishment software has been installed, and back office systems are being upgraded. The Company expects to spend $3.4 million in fiscal 2003 for, among other things, a warehouse management system to complement its new distribution center and upgrades to credit/debit authorization processing to speed customer check-out and reduce costs.

Operating Strategies

     The Company’s stores feature a number of distinct, specialty sporting goods divisions, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise appeals to both experts and beginners. In addition, the Company’s stores offer over 35 services for the serious sports enthusiast, including custom golf club fitting and repair, ski/snowboard rental and repair, full dive training and certification programs, SCUBA charters, team sales, racquet stringing, and bicycle tune up and repair. Each shop is staffed by sales associates with expertise in the use of the merchandise they sell, permitting the Company to offer its customers a high level of knowledgeable service.

     The Company purchases merchandise from over 1,300 vendors. The Company’s largest vendor, Nike, Inc., accounted for approximately 7.3% and 9.0% of the Company’s total inventory purchases for fiscal 2002 and 2001, respectively. The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

	Year Ended March 31,

	2002	2001	2000

Hardlines	53%	55%	55%
Apparel	29%	28%	27%
Footwear	18%	17%	18%

Total	100%	100%	100%

     The market for retail sporting goods is seasonal in nature. The Company’s highest sales levels and operating profit occur predominantly during the winter months of November, December and January, which overlap the third and fourth fiscal quarters ended December 31 and March 31. As with other retailers, the Company’s business is heavily affected by sales of merchandise during the Holiday season. In addition, the Company’s product mix has historically emphasized cold weather sporting goods merchandise, particularly ski-related products, thus boosting sales levels during the winter months and often increasing the seasonality of the Company’s business. Sales of winter-related products ranged from 17% to 19% of the Company’s net sales in recent years. In each of fiscal 2002, 2001 and 2000, 33%, 32% and 31%, respectively, of the Company’s sales were attributable to the months of November, December and January. Management anticipates that this seasonal trend in sales will continue. No assurance can be provided that any substantial decrease in sales for the winter months, which could be influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California, will not have a material adverse effect on the Company’s profitability. However, in order to be less dependent upon winter business, management continues to emphasize a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons.

     Marketing campaigns are conveyed through newspaper, radio, magazine, direct mail and billboards. Magazine and billboards are funded primarily by marketing funds collected from the Company’s vendors. Through the Team Sales Division the Company reaches out to communities in which its stores do business contributing to local teams and leagues.

     The Company operates a 326,000 square foot distribution center in Ontario, California that serves as the primary receiving, distribution and warehousing facility. Common carriers are used to deliver merchandise to the Nevada store and the Company’s trucks deliver merchandise from the distribution center to the Southern California stores. A minimal amount of merchandise is shipped directly by vendors to the stores. Most of the product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery. Some of the product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for the stores. Due to the efficiencies cross-docking creates, the Company encourages its vendors to pre-package and ticket their products to increase the percentage of merchandise that is cross-docked. Some of the merchandise is held at the distribution center for future allocation to the stores based on current sales trends as directed by our replenishment system to optimize inventory levels.

     The Company uses a “best of breed” approach to information systems. All new systems communicate with a legacy system that has become the centralized data repository and the primary financial system. Consistent with the stated direction to upgrade the legacy systems, those applications were migrated to a new Sun computer in May 2002 and an Oracle Database was successfully implemented. With those enhancements in place, the foundation has been established for future developments on the Oracle platform. In October 2000 store systems were upgraded to the Encore Retail Suite of applications from CRS Retail Systems, an open technology allowing flexibility for the future. A custom rental program was added to the store system in October 2001. Merchandise replenishment is controlled by E3 software from the JDA Software Group, Inc. running on an IBM AS 400. Future projects include: upgrading credit/debit authorization processing in the fall of 2002, a warehouse management system expected to be installed in the spring of 2003, continual on-going enhancements to the legacy system, and EDI software from SPS Commerce, among other projects.

     The Company uses the “Sport Chalet” name as a service mark in connection with its business operations. The Company has registered “Sport Chalet” as a service mark with the State of California, and has obtained federal registration for certain purposes, which has been successfully defended in the past against attack by third parties. The Company also retains common law rights to the name, which it has used since 1959. The lack of federal registration for certain purposes might pose a problem if the Company were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights.

Industry and Competition

     The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with many different types of retail stores, including full-line sporting goods chains (e.g., Gart Sports, The Sports Authority, Chick’s, Big 5), specialty stores (e.g., REI, Footaction, Turner’s, Foot Locker, West Marine), supplier owned stores (e.g., Nike, The North Face, adidas), discount and department stores (e.g., Wal-Mart, Nordstrom, Macy’s, Target, Sears), as well as catalog and internet based retailers. The Company’s industry is dominated by sporting goods superstore retailers, i.e. full-line sporting goods chains with stores typically larger than 30,000 square feet often located in freestanding locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Historically, the Company has provided a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise than other superstore retailers in the Southern California area.

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

     The Company operates its online store through GSI Commerce, Inc. (“GSI”) at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. The Company receives a license fee based on a percentage of sales generated by the website.

Employees

     As of March 31, 2002, the Company had 1,854 full and part-time employees, 1,692 of whom were employed in the Company’s stores and 225 of whom were employed in warehouse and delivery operations or in executive office positions. None of the employees are unionized. The Company believes that its employee relations are good. A typical store has approximately 75 employees, of whom 15 to 30 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the holiday and other peak seasons.

ITEM 2. PROPERTIES

     At June 10, 2002, the Company had 26 store locations. The following table summarizes the key information on the Company’s retail properties:

Location	Opening Date		Gross Square Footage

La Canada (1)	June 1960		40,300
Huntington Beach (2)	June 1981		50,000
La Jolla	June 1983		20,000
Mission Viejo	August 1986		30,000
Point Loma (2)	November 1987		34,600
Valencia (2)	November 1987		40,000
Marina Del Rey	November 1989		42,300
Beverly Hills	November 1989		39,300
Brea (2)	April 1990		34,200
Oxnard (2)	June 1990		40,100
West Hills (2)	June 1991		44,000
Burbank	August 1992		45,000
Montclair (3)	November 1992		18,000
Torrance	November 1993		38,700
Glendora	November 1993		40,000
Rancho Cucamonga (2)	June 1994		36,000
Irvine (2)	November 1995		35,000
Laguna Niguel	November 1997		40,000
Mission Valley	June 1998		47,000
Long Beach	May 1999		43,000
Porter Ranch	July 1999		43,000
Temecula	October 1999		40,000
Chino Hills	July 2000		40,000
Palmdale (2)	June 2001		40,300
Henderson (2)(4)	November 2001		42,000
Costa Mesa — South Coast Plaza	November 2001		40,300

		Total	1,003,100

(1)	The original store opened in 1959. The existing store includes four nearby facilities.

(2)	Includes swimming pool facility for SCUBA and kayaking instruction.

(3)	Outlet store relocated to a nearby regional shopping center in October 2000.

(4)	State of Nevada location.

     All facilities are located on leased property. The initial terms of the retail leases expire in 2004 through 2020 and typically provide for multiple five-year renewal options. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses, although in some cases, the Company expects that percentage rent will more than offset the base rental amounts.

     The Company leases from corporations controlled by Norbert Olberz, the Chairman Emeritus and the Company’s principal stockholder (the “Principal Stockholder”), its corporate office space in La Canada and its stores in La Canada, Huntington Beach and Porter Ranch, California. The Company also leased its warehouse and distribution facility in Montclair, California and although the term of this lease ran to 2007, the Principal Stockholder agreed to cancel the lease when the Company moved to the new distribution center in February 2002. The new distribution center located in Ontario, California is leased from an unrelated third party. The Company has incurred rental expense to the Principal Stockholder of $2.4 million, $2.5 million and $2.1 million in fiscal 2002, 2001 and 2000, respectively.

     The Company’s current corporate offices are spread over seven nearby buildings in La Canada, California neighboring the store where the Company was founded. To facilitate growth related to the expansion plans, the Company is negotiating for a new corporate office with La Canada Properties, Inc., a corporation controlled by the Principal Stockholder. La Canada Properties, Inc. is building a 27,500 square foot facility in La Canada for this purpose that the Company could occupy in the fall of 2002. The Company expects to consolidate into one corporate headquarters and this building will support its growth plans for the foreseeable future.

     Management believes that the occupancy costs under the leases with corporations controlled by the Principal Stockholder described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to the Company’s stockholders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price for Common Shares

     The Company’s Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol “SPCH.” The following table reflects the range of high and low sale prices of the Company’s Common Stock by quarter over the last two fiscal years as reported by Nasdaq:

Fiscal 2001	High	Low

First Quarter	$5.500	$4.000
Second Quarter	$6.500	$4.375
Third Quarter	$7.656	$4.875
Fourth Quarter	$11.375	$5.359

Fiscal 2002	High	Low

First Quarter	$10.000	$7.750
Second Quarter	$9.390	$7.460
Third Quarter	$9.900	$7.650
Fourth Quarter	$10.750	$9.000

Fiscal 2003	High	Low

First Quarter (through June 10, 2002)	$9.400	$8.500

     On June 10, 2002, the closing price of the Company’s Common Stock as reported by Nasdaq was $9.00. Stockholders are urged to obtain current market quotations for the Common Stock.

Approximate Number of Holders of Common Shares

     The approximate number of stockholders of record of the Company’s Common Stock as of June 10, 2002 was 300 (excluding individual participants in nominee security position listings) and as of that date, the Company estimates that there were approximately 1,000 beneficial owners holding stock in nominee or “street” name.

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

	Year Ended March 31,

	2002	2001	2000	1999	1998

Statements of Income Data:	(In thousands, except per share amounts)
Net sales	$227,349	$214,842	$175,846	$154,573	$143,014
Cost of goods sold, buying and occupancy costs	162,091	148,619	123,496	106,921	100,239

Gross profit	65,258	66,223	52,350	47,652	42,775
Selling, general and administrative expenses	57,126	54,406	43,524	38,873	35,669
Stock award (1)	—	—	—	—	1,468

Income from operations	8,132	11,817	8,826	8,780	5,638
Interest expense (income)	71	(361)	(284)	(243)	175

Income before taxes	8,061	12,178	9,110	9,023	5,463
Income tax provision	3,267	4,913	3,626	3,609	2,236

Net income	$4,794	$7,265	$5,484	$5,414	$3,227

Earnings per share — basic	$0.73	$1.10	$0.83	$0.83	$0.50

Earnings per share — diluted	$0.69	$1.07	$0.81	$0.80	$0.49

Weighted average shares outstanding:
Basic	6,587	6,580	6,577	6,530	6,504

Diluted	6,994	6,805	6,756	6,731	6,587

Selected Operating Data:
Stores open at end of period	26	23	22	19	18
Comparable store sales increase (decrease)(2)	(1.1)%	14.5%	2.0%	3.2%	3.8%
EBITDA (3)	$13,274	$16,036	$12,540	$11,995	$8,564

	As of March 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:		(In thousands)
Working capital	$32,133	$33,238	$29,239	$22,999	$18,201
Total assets	83,310	75,822	64,454	58,380	48,718
Debt	—	—	—	—	—
Total stockholders’ equity	54,924	50,040	42,622	36,980	31,521

(1)	Represents the fair market value of 293,625 unregistered common shares awarded to certain employees by the Principal Stockholder and his spouse, through their family trust.

(2)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.

(3)	EBITDA is earnings before income taxes, interest expense and depreciation and amortization. The Company believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) as an indicator of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company’s method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

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

	Year ended March 31

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$227,349	100.0%	$214,842	100.0%	$175,846	100.0%
Gross profit	65,258	28.7	66,223	30.8	52,350	29.8
Selling, general and administrative expenses	57,126	25.1	54,406	25.3	43,524	24.8
Income from operations	8,132	3.6	11,817	5.5	8,826	5.0
Interest expense (income)	71	0.0	(361)	(0.2)	(284)	(0.1)
Income before taxes	8,061	3.5	12,178	5.7	9,110	5.2
Net income	4,794	2.1	7,265	3.4	5,484	3.1
Earnings per share:
Basic	$0.73		$1.10		$0.83
Diluted	$0.69		$1.07		$0.81

	Quarter ended March 31

	2002		2001

	Amount	Percent	Amount	Percent

Net sales	$57,312	100.0%	$56,022	100.0%
Gross profit	15,073	26.3	16,498	29.4
Selling, general and administrative expenses	14,984	26.1	14,821	26.5
Income from operations	89	0.2	1,677	3.0
Interest expense (income)	41	0.1	(156)	(0.3)
Income before taxes	48	0.1	1,833	3.3
Net income	2	0.0	1,042	1.9
Earnings per share:
Basic	$0.00		$0.15
Diluted	$0.00		$0.15

     Fiscal 2002 Compared to Fiscal 2001. Sales increased from $214.8 million for the fiscal year ending March 31, 2001 to $227.3 million for the same period this year, a 5.8% increase. The increase is the result of opening three stores in fiscal 2002 and one in fiscal 2001, offset by a comparable store sales decrease of 1.1%. In addition to generally weak economic climate, the comparable store sales decrease reflects unseasonably warm and dry winter weather conditions experienced in the third and fourth quarters as compared to the same quarters of the prior year, along with a decline in consumer demand for in-line scooters, sales of which were significant in the prior year. Sales exclusive of winter-related merchandise and scooters would have increased 12.3%, and comparable store sales would have increased by 5.2%.

     Gross profit for the year decreased as a percent of sales from 30.8% to 28.7%. The decrease for fiscal 2002 as compared to fiscal 2001 was a result of higher markdowns taken to stimulate sales and turn inventory. Additionally, the decrease in comparable store sales caused occupancy costs to increase as a percent of sales in fiscal 2002 as compared to fiscal 2001.

     Selling, general and administrative expenses decreased as a percent of sales from 25.3% to 25.1%, as decreases in litigation and incentive-based labor were partially offset by costs related to the Company’s expansion plans. Expenses related to expansion include; the opening of three new stores, one of which is the Company’s first store outside Southern California, and costs related to opening a new larger distribution center, most of which related to the disposal of leasehold improvements from the old facility.

     Interest income decreased from $361,000 to an expense of $71,000 due to the use of the Company’s credit facility in fiscal 2002, as compared to fiscal 2001 when the credit facility was not utilized. Invested cash was used to fund expansion including new stores, a larger distribution center and computer upgrades. The Company borrowed up to $10 million during the third quarter for the seasonal build up of inventory.

     The effective tax rate as a percent of pretax income is 40.5% for fiscal 2002 and 40.3% for fiscal 2001. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased to $4.8 million or $0.69 per diluted share, from $7.3 million, or $1.07 per diluted share, in the prior year primarily due to decreased gross profit as markdowns were taken to drive consumer demand in the face of a difficult retail sales environment.

     Fourth Quarter 2002 Compared to Fourth Quarter 2001. Sales increased from $56.0 million for the quarter ended March 31, 2001 to $57.3 million for the same period in fiscal 2002, a 2.3% increase. The increase is the result of opening three stores in fiscal 2002, offset by a comparable store sales decrease of 6.0%. Comparable store sales decreased as unfavorable warm and dry winter weather conditions in Southern California resulted in significant decreases in sales of winter-related merchandise. Sales exclusive of winter-related merchandise would have increased 16.1% and comparable store sales would have increased by 6.2%.

     Gross profit for the period decreased as a percent of sales from 29.4% for the quarter ended March 31, 2001 to 26.3% for the same period this year. The decrease is as a result of increased markdowns taken on winter-related merchandise to stimulate sales and turn inventory. Additionally, the decrease in comparable store sales caused occupancy costs to increase as a percent of sales in the fourth quarter of fiscal 2002 as compared to the same period last year.

     Selling, general and administrative expenses decreased from 26.5% to 26.1% as a percent of sales as decreases in litigation and incentive-based labor were partially offset by costs related to opening a new larger distribution center, most of which related to the disposal of leasehold improvements from the old facility.

     Interest income decreased from $156,000 to an expense of $41,000 due to the use of the Company’s credit facility in fiscal 2002, as compared to fiscal 2001 when the credit facility was not utilized. Invested cash was used to fund expansion including new stores, a larger distribution center and computer upgrades.

     The effective income tax rate as a percent of pretax income for the fourth quarter 2002 is 94.9% compared to 43.2% for the same period of fiscal 2001. Both differ from the statutory rate of 39.8% as a result of fourth quarter provision adjustments reconciling the estimated effective rate utilized in prior quarters, to the annual effective tax rate.

     Net income decreased to $2,000, or $0.0 per diluted share, from $1.0 million, or $0.15 per diluted share, in the prior year primarily due to decreased gross profit as markdowns were taken to drive consumer demand for winter-related merchandise in the face of a difficult retail sales environment and unfavorable winter weather conditions.

     Fiscal 2001 Compared to Fiscal 2000. Sales increased from $175.8 million to $214.8 million, a 22.2% increase, as a result of a comparable store sales increase of 14.5% and the opening of four new stores since May 1999. The comparable store sales increase reflects favorable winter weather conditions experienced in the third and fourth quarter as compared to the same quarters of the prior year, increased consumer demand for in-line scooters and continuing improvements in merchandising and customer service. Excluding sales of scooters and winter-related merchandise, comparable store sales were up 7.4% during fiscal 2001. Management believes that the scooter phenomenon has run its course and will be insignificant in the future.

     Gross profit for the year increased as a percent of sales from 29.8% to 30.8%, due to (i) reduced markdowns as a percent of sales due to early strong sales of winter-related merchandise in fiscal 2001 as compared with fiscal 2000 and (ii) increased comparable store sales which caused occupancy costs to decrease as a percent of sales.

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

     Net cash provided by operating activities of $7.3 million, $11.5 million and $1.0 million for fiscal 2002, 2001 and 2000, respectively, was primarily the result of net income, adjusted for depreciation and amortization, and increases in bank overdraft combined with accounts payable offset by inventory purchases.

     Inventory levels from year-to-year typically increase due to the addition of new stores. In fiscal 2002 and 2000, the addition of three stores in each year increased inventories $5.4 million and $7.0 million, respectively, while in fiscal 2001 the inventory increase of $5.6 million was a result of a significant increase in comparable store sales along with the purchase of John Wells Golf Shops and the addition of one new store. The Company evaluates its inventory on a per store basis. The average inventory per store was $1.8 million in fiscal 2002 and 2001 and $1.7 million in fiscal 2000.

     Bank overdraft represents the total of checks in transit in excess of cash on hand. For fiscal 2002, invested cash built-up in prior years was used to fund the Company’s expansion plan. The overdraft is expected to continue and fluctuate due to the timing of vendor payments. Accounts payable historically increases as inventory increases. For fiscal 2002, accounts payable combined with the bank overdraft increased by $6.0 million primarily due to increased inventory. During fiscal 2001, accounts payable increased only $371,000 as part of the inventory increase occurred early in the year due to a new store and the purchase of John Wells Golf Shops and vendors were paid before year end. For fiscal 2000, accounts payable decreased $69,000 due to changes in the timing of vendor payments.

     Net cash used in investing activities was $12.0 million, $8.0 million, and $6.6 million for fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, three stores were opened and the distribution center was relocated, while in fiscal 2001 one store was opened, one was remodeled and one was relocated and during fiscal 2000 three stores were added and one was relocated. In fiscal 2002, 2001 and 2000, capital expenditures for information technology totaled $993,000, $3.7 million, and $800,000, respectively, while ongoing capital expenditures for the Company’s existing stores totaled $2.8 million, $3.0 million, and $2.8 million, respectively.

     As a result of the Company’s ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2003 are expected to be approximately $10.7 million. Approximately $2.7 million of this amount will be used to open two new stores, and $800,000 is planned for a new corporate office. In addition, approximate expenditures on existing store improvements and information technology are $2.2 million and $3.4 million, respectively.

     In June 2002, the Company amended its credit facility with Bank of America National Trust and Savings Association, Inc. (the “Lender”) which, as modified, provides for advances up to $20 million, increasing to $30 million for the period October 1, 2002 through December 31, 2002, less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. Interest accrues at the bank’s prime rate plus 1/4% or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on September 30, 2003 and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date.

     The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the amended covenants and expects to remain in compliance with the amended covenants during the term of the credit facility. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could cause the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     The Company’s primary contractual obligations and commitments are its store leases with initial terms expiring from 2004 through 2020 and typically provide for multiple five-year renewal options:

Payments due by period:	Operating Leases

Within 1 year	$12,992,154
2 - 3 years	26,087,236
4 - 5 years	25,124,427
After 5 years	58,266,144

Total	$122,469,961

     All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses, although in some cases, the Company expects that percentage rent will more than offset the base rental amounts.

     No cash dividends have been declared on common stock in fiscal 2002. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

     The Company’s significant accounting policies are described in Note 2 to the Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements.

     Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market. The Company considers cost to include direct cost of merchandise, plus internal costs associated with merchandise procurement, storage and handling. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value, a reserve is recorded to reduce the carrying value to market value as necessary. A determination of market value requires estimates and judgment based on the Company’s historical markdown experience and anticipated markdowns based on future merchandising and advertising plans, seasonal considerations, expected business trends and other factors.

Seasonality

     As noted previously, the months of November, December and January historically have accounted for the largest percentage of the Company’s net sales and a significant portion of its net income. As is typical with other sporting goods retailers, the Company’s sales volume increases significantly during the Holiday season and the peak ski and snowboard season generally corresponds to this three-month period.

     The Company’s operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment while a late snowfall may have the opposite effect.

     The third and fourth quarters of fiscal 2002 experienced weaker than expected sales of winter-related products as a result of warm winter weather conditions that provided snowfall well below average. Sales of winter-related products ranged from 17% to 19% of the total Company’s net sales in recent years. In each of fiscal 2002, 2001 and 2000, 33%, 32% and 31%, respectively, of the Company’s sales were attributable to the months of November, December and January.

     Suppliers in the ski and snowboard industry require that commitments be made for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, the Company places its orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, the Company may be required to mark down its winter apparel and equipment.

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

     Regional Market Concentration. Currently, all of the Company’s stores are located in Southern California and the Las Vegas area of Nevada. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse events were to occur, there could be an adverse effect on the Company’s net sales and profitability and its ability to implement its planned growth. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

     Single Distribution Center. The Company has a single distribution center and if there is a natural disaster or other serious disruption at the facility, merchandise may be lost or undeliverable to our stores, thereby, reducing sales and profitability.

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

     Future Capital Requirements. The Company may not be able to fund its future growth or react to competitive pressures if it lacks sufficient funds. Unexpected conditions could cause the Company to be in violation of its Lender’s operating covenants. Currently, the Company feels it has sufficient cash available through its bank credit facilities and cash from operations to fund existing operations for the foreseeable future. The Company cannot be certain that additional financing will be available in the future if necessary.

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

     Closely Controlled Stock. At June 10, 2002, Norbert Olberz, the Company’s founder and Chairman of the Board of Directors, owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility that bears interest at floating rates (primarily LIBOR rates). The impact on earnings or cash flows during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “General Information—Security Ownership of Principal Stockholders and Management” and “Proposal 1-Election of Directors” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal 1-Election of Directors-Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements — The financial statements listed on the accompanying Index to Audited Financial Statements are filed as part of this report.

(2)	Schedules — Not applicable.

(b)	Reports on Form 8-K

None.

(c)	Exhibits — See Index on Page E-1 hereof

Sport Chalet, Inc.

Report of Independent Auditors

The Stockholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 2002 and 2001, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP

Los Angeles, California
May 17, 2002
except for Note 3 as to which the date is
June 10, 2002

Sport Chalet, Inc.

Statements of Income

	Year ended March 31

	2002	2001	2000

Net sales	$227,348,772	$214,841,536	$175,846,383
Cost of goods sold, buying and occupancy	162,090,636	148,619,057	123,496,150

Gross profit	65,258,136	66,222,479	52,350,233
Selling, general and administrative expenses	57,126,198	54,405,689	43,524,142

Income from operations	8,131,938	11,816,790	8,826,091
Interest expense (income)	70,791	(361,682)	(283,432)

Income before taxes	8,061,147	12,178,472	9,109,523
Income tax provision	3,267,000	4,913,000	3,626,000

Net income	$4,794,147	$7,265,472	$5,483,523

Earnings per share:
Basic	$0.73	$1.10	$0.83

Diluted	$0.69	$1.07	$0.81

Weighted average number of common shares outstanding:
Basic	6,586,904	6,580,001	6,577,000
Diluted	6,994,514	6,804,735	6,756,042

See accompanying notes.

Sport Chalet, Inc.

Balance Sheets

	March 31

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$4,273,485	$8,945,034
Accounts receivable, less allowance of $25,000 in 2002 and 2001	678,709	519,677
Merchandise inventories	47,916,553	42,491,532
Prepaid expenses and other current assets	1,757,007	1,324,047
Refundable income taxes	448,760	—
Deferred income taxes	1,258,795	1,928,710

Total current assets	56,333,309	55,209,000
Furniture, equipment and leasehold improvements:
Furniture, fixtures and office equipment	23,076,486	19,651,049
Rental equipment	3,709,955	3,472,072
Vehicles	667,456	639,693
Leasehold improvements	18,864,837	13,438,382

	46,318,734	37,201,196
Less allowance for depreciation and amortization	19,741,693	16,949,192

	26,577,041	20,252,004
Deferred income tax	184,492	95,433
Other assets	215,468	265,421

Total assets	$83,310,310	$75,821,858

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$7,192,258	$—
Accounts payable	10,815,241	11,950,684
Salaries and wages payable	2,184,509	2,960,167
Other accrued expenses	4,008,208	5,773,010
Income tax payable	—	1,286,861

Total current liabilities	24,200,216	21,970,722
Deferred rent	4,185,625	3,811,246
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 2,000,000 Issued and outstanding shares — none	—	—
Common stock, $.01 par value:
Authorized shares — 15,000,000 Issued and outstanding shares — 6,595,500 in 2002 and 6,580,001 in 2001	65,955	65,800
Additional paid-in capital	21,932,617	21,842,340
Retained earnings	32,925,897	28,131,750

Total stockholders’ equity	54,924,469	50,039,890

Total liabilities and stockholders’ equity	$83,310,310	$75,821,858

See accompanying notes.

Sport Chalet, Inc.

Statements of Stockholders’ Equity

	Common Stock
			Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total

Balance at March 31, 1999	6,532,000	$65,320	$21,532,107	$15,382,755	$36,980,182
Exercise of stock options	45,000	450	127,800	—	128,250
Tax benefit from exercise of options	—	—	29,700	—	29,700
Net income for 2000	—	—	—	5,483,523	5,483,523

Balance at March 31, 2000	6,577,000	65,770	21,689,607	20,866,278	42,621,655
Exercise of stock options	3,001	30	13,287	—	13,317
Shares granted to officers	—	—	134,769	—	134,769
Tax benefit from exercise of options	—	—	4,677	—	4,677
Net income for 2001	—	—	—	7,265,472	7,265,472

Balance at March 31, 2001	6,580,001	65,800	21,842,340	28,131,750	50,039,890
Exercise of stock options	15,499	155	56,028	—	56,183
Tax benefit from exercise of options	—	—	34,249	—	34,249
Net income for 2002	—	—	—	4,794,147	4,794,147

Balance at March 31, 2002	6,595,500	$65,955	$21,932,617	$32,925,897	$54,924,469

See accompanying notes.

Sport Chalet, Inc.

Statements of Cash Flows

	Year ended March 31

	2002	2001	2000

Operating activities
Net income	$4,794,147	$7,265,472	$5,483,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,142,507	4,220,312	3,714,365
Loss on disposal of equipment	659,931	85,598	149,437
Stock compensation	—	134,769	—
Deferred income taxes	580,856	(898,193)	36,689
Tax benefit on employee stock options	34,249	4,677	29,700
Changes in operating assets and liabilities:
Accounts receivable	(159,032)	2,289,092	(1,518,503)
Merchandise inventories	(5,425,021)	(5,570,366)	(6,982,167)
Prepaid expenses and other current assets	(432,960)	(28,965)	(320,230)
Refundable income taxes	(448,760)	—	—
Bank overdraft	7,192,258	—	—
Accounts payable	(1,135,443)	371,135	(69,415)
Salaries and wages payable	(775,658)	1,144,691	(1,146,924)
Other accrued expenses	(1,764,802)	2,394,703	635,945
Income taxes payable	(1,286,861)	(380,693)	864,611
Deferred rent	374,379	480,061	189,500

Net cash provided by operating activities	7,349,790	11,512,293	1,066,531
Investing activities
Purchases of furniture, equipment and leasehold improvements	(12,127,475)	(8,196,063)	(6,881,596)
Other assets	49,953	100,318	215,523
Proceeds from sale of assets	—	46,779	110,580

Net cash used in investing activities	(12,077,522)	(8,048,966)	(6,555,493)
Financing activities
Proceeds from bank borrowings	15,100,000	—	—
Repayment of bank borrowings	(15,100,000)	—	—
Proceeds from exercise of stock options	56,183	13,317	128,250

Net cash provided by financing activities	56,183	13,317	128,250

(Decrease) increase in cash and cash equivalents	(4,671,549)	3,476,644	(5,360,712)
Cash and cash equivalents at beginning of year	8,945,034	5,468,390	10,829,102

Cash and cash equivalents at end of year	$4,273,485	$8,945,034	$5,468,390

Cash paid during the year for:
Income taxes	$4,587,516	$6,202,000	$2,695,000
Interest	91,727	—	—

See accompanying notes.

Sport Chalet, Inc.

Notes to Financial Statements

1. Description of Business

Sport Chalet, Inc. (the Company), founded in 1959, is a leading operator of 26 full service, specialty sporting goods superstores in Southern California and Nevada. The Company has 25 locations in California consisting of, eleven in Los Angeles County, six in Orange County, three in each of San Diego and San Bernardino Counties, one in each of Riverside and Ventura Counties and one in Nevada.

The Chairman of the Board (Principal Stockholder) owned approximately 66% of the Company’s outstanding common stock at March 31, 2002.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $5,145,848, $5,111,472 and $4,469,803 for the years ended March 31, 2002, 2001 and 2000, respectively.

Income Taxes

The Company utilizes the liability method of accounting to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

Earnings Per Share

Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (EPS). Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

		March 31

	2002	2001	2000

	(in thousands, except per share data)
Basic EPS computation:
Numerator	$4,794	$7,265	$5,484
Denominator:
Weighted average common shares outstanding	6,587	6,580	6,577

Basic earnings per share	$0.73	$1.10	$0.83

Diluted EPS computation:
Numerator	$4,794	$7,265	$5,484
Denominator:
Weighted average common shares outstanding	6,587	6,580	6,577
Incremental shares from assumed conversion of options	408	225	179

Total weighted average common shares — assuming dilution	6,995	6,805	6,756

Diluted earnings per share	$0.69	$1.07	$0.81

Use of Estimates

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

Major Supplier

During 2002 and 2001, the Company purchased approximately 7.3% and 9.0%, respectively, of its inventory from one supplier. At March 31, 2002 and 2001, the amount due to this supplier constituted approximately 5.0% and 7.5% of accounts payable, respectively.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Reclassification

     Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company will adopt Statement 142 beginning in the first quarter of 2003 and does not believe the adoption will have a material impact on its results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 in the first quarter of 2003 and does not believe the adoption of SFAS 144 will have a material impact on the financial position and results of operations of the Company.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

3. Loans Payable to Bank

The Company has a credit facility with Bank of America National Trust and Savings Association, Inc. (lender) amended on June 10, 2002 which provides for advances up to $20 million, increasing to $30 million for the period October 1, 2002 through December 31, 2002, less the amount of any outstanding draws up to a maximum of $1.5 million in authorized letters of credit. Maximum borrowings generally may not exceed 45% of the value of eligible inventory, as defined, and may also be reduced under certain circumstances to reflect reserves or other adjustments. Interest shall accrue at the bank’s prime rate of interest plus 1/4% (5.0% at March 31, 2002) or may be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires September 30, 2003. The agreement, as amended, provides for an annual non-utilization fee of 0.20%, plus a one time facility fee of $20,000. The primary covenants in the credit facility with the lender require the Company to maintain certain minimum cash flow coverage and debt to equity ratios, and restricts the level of capital expenditures, calculated on a quarterly basis. At March 31, 2002, the Company was in compliance with the covenants as amended. This loan is secured by substantially all of the Company’s non-real estate assets.

At March 31, 2002, the Company had no outstanding borrowings or letters of credit outstanding under the facility.

The weighted average interest rate on borrowings during the year ended March 31, 2002 was 4.1%

Sport Chalet, Inc.

Notes to Financial Statements (continued)

4. Commitments and Contingencies

The Company leases all buildings (including its corporate office space and three stores from the Company’s Principal Stockholder) under certain noncancelable operating lease agreements. Rentals of the retail locations in most instances require the payment of contingent rentals based on a percentage of sales in excess of minimum rental payment requirements. Most of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes. Most leases contain renewal options of five years and certain leases provide for various rate increases over the lease term.

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2002:

2003	$12,992,154
2004	13,033,545
2005	13,053,691
2006	13,160,524
2007	11,963,903
Thereafter	58,266,144

$122,469,961

Total rent expense amounted to $16,912,075, $15,504,720 and $13,553,746 for the years ended March 31, 2002, 2001 and 2000, respectively, of which $2,351,571, $2,469,373 and $2,102,252, respectively, was paid on the leases with the Principal Stockholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1,105,928, $977,592 and $755,933 for the years ended March 31, 2002, 2001 and 2000, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Stockholder of $141,818 at March 31, 2002 and $125,791 at March 31, 2001.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, based on the advice of counsel, resolution of such matters will not have a material effect on its financial position or results of operations.

5. Income Taxes

The provision for income taxes for the years ended March 31, 2002, 2001 and 2000 consists of the following:

	2002	2001	2000

Federal:
Current	$2,018,000	$4,631,000	$2,791,000
Deferred	491,000	(811,000)	27,000

	2,509,000	3,820,000	2,818,000
State:
Current	668,000	1,202,000	798,000
Deferred	90,000	(109,000)	10,000

	758,000	1,093,000	808,000

	$3,267,000	$4,913,000	$3,626,000

Sport Chalet, Inc.

Notes to Financial Statements (continued)

5. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2002 and 2001 are as follows:

	2002		2001

		Non-		Non-
	Current	current	Current	current

Deferred tax liabilities:
Tax over book depreciation	$—	$(36,193)	$—	$(74,450)

Total deferred tax liabilities	—	(36,193)	—	(74,450)
Deferred tax assets:
Uniform cost capitalization	162,061	—	161,437	—
Markdown reserve	547,723	—	471,240	—
Accrued vacation	250,379	—	232,756	—
Litigation reserve	—	—	792,540	—
Other	298,632	220,685	270,737	169,883

Total deferred tax assets	1,258,795	220,685	1,928,710	169,883

Total deferred tax asset	$1,258,795	$184,492	$1,928,710	$95,433

A reconciliation of the provision for income taxes for the years ended March 31, 2002, 2001 and 2000 with the amount computed using the federal statutory rate follows:

	2002	2001	2000

Statutory rate, 34% applied to income before taxes	$2,741,000	$4,141,000	$3,097,000
State taxes, net of federal tax effect	500,000	711,000	499,000
Other, net	26,000	61,000	30,000

	$3,267,000	$4,913,000	$3,626,000

Sport Chalet, Inc.

Notes to Financial Statements (continued)

6. Award Plan and Stock Award

Award Plan

The Company has an Incentive Award Plan (1992 Plan) under which stock options or other awards to purchase or receive up to 1,200,000 shares of the Company’s common stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over three to five-year periods and if not exercised, expire five to ten years from the date of grant. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2002 and 2001, there were 191,999 and 268,666 remaining shares, respectively, available for grant under the Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2002, 2001 and 2000: weighted-average risk-free interest rates of 4.5%, 6% and 6%, respectively; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s common stock of 0.45 for 2002, 0.48 for 2001 and 0.45 for 2000; and a weighted average expected life of the option of five years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information follows:

		March 31
	2002	2001	2000

Pro forma net income	$4,507,591	$7,027,735	$5,308,847
Pro forma earnings per common share:
Basic	$0.68	$1.07	$0.81
Diluted	$0.66	$1.03	$0.79

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

Sport Chalet, Inc.

Notes to Financial Statements (continued)

6. Award Plans and Stock Award (continued)

Award Plan (continued)

A summary of the Company’s stock option activity and related information follows:

	March 31, 2002		March 31, 2001		March 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	851,333	$4.57	760,000	$4.65	618,000	$3.95
Granted	154,000	8.54	120,000	3.96	302,000	4.47
Exercised	(15,499)	3.62	(3,001)	4.44	(45,000)	2.85
Forfeited	(77,333)	5.67	(25,666)	4.15	(115,000)	2.28

Outstanding at end of year	912,501	$5.18	851,333	$4.57	760,000	$4.65

Exercisable at end of year	704,301	$4.71	571,222	$3.97	255,600	$3.50

Weighted average fair value of options granted during the year	—	$4.16	—	$2.37	—	$2.22

Exercise prices for options outstanding as of March 31, 2002 ranged from 483,501 options at $2.37 to $4.50, 275,000 options at $4.51 to $6.50, 27,000 options at $6.51 to $8.50, and 127,000 options at $8.51 to $9.21. The weighted average remaining contractual life of those options is nine years.

Stock Award

During the year ended March 31, 2001, the Principal Stockholder and his spouse, through their Family Trust, awarded 27,645 registered shares to certain employees. Award recipients were not required to pay consideration for the shares. The fair market value of the shares was treated as a capital contribution by the Principal Stockholder and expensed as compensation to recipients as of March 31, 2001.

The Company granted loans to employees to pay the income taxes associated with certain stock awards granted and expensed in fiscal 1999 and fiscal 2001. These loans bear interest at 6% and are payable over four years with a two year extension and secured by the awarded shares.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

7. Employee Retirement Plan

Effective April 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the 401(k) Plan). All employees who have been employed by the Company for at least three months of service (provided that such service represents a minimum of 1,000 hours worked during the year) and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 24% of their current compensation, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee’s current compensation. The Company expense related to this plan was $123,158, $118,742 and $101,519 for the years ended March 31, 2002, 2001 and 2000, respectively.

8. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002
Net sales	$47,949	$54,658	$67,429	$57,312
Gross profit	14,975	15,666	19,544	15,073
Income from operations	2,062	2,215	3,767	89
Net income	1,283	1,324	2,185	2
Basic earnings per share	$0.19	$0.20	$0.33	$0.00
Diluted earnings per share	$0.18	$0.19	$0.31	$0.00

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2001
Net sales	$44,091	$53,744	$60,955	$56,022
Gross profit	13,719	16,201	19,804	16,498
Income from operations	2,282	2,930	4,928	1,677
Net income	1,422	1,816	2,985	1,042
Basic earnings per share	$0.22	$0.28	$0.45	$0.15
Diluted earnings per share	$0.21	$0.27	$0.44	$0.15

9. Other Accrued Expenses

Other accrued expenses consist of the following:

	March 31

	2002	2001

Outstanding gift certificates and store credits	$1,613,258	$1,624,858
Litigation reserve	—	1,650,000
Accrued sales tax	1,551,435	1,392,857
Other	843,515	1,105,295

Other accrued expenses	$4,008,208	$5,773,010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 21, 2002.

SPORT CHALET, INC. (Registrant)

By:	/s/ CRAIG L. LEVRA

Craig L. Levra, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature

PRINCIPAL EXECUTIVE OFFICER	DIRECTORS

/s/ CRAIG L. LEVRA Craig L. Levra, Director, Chairman and Chief Executive Officer	/s/ NORBERT OLBERZ Norbert Olberz Chairman Emeritus and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER	/s/ JOHN R. ATTWOOD John R. Attwood, Director
/s/ HOWARD K. KAMINSKY Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary	/s/ AL D. MCCREADY Al D. McCready, Director

/s/ ERIC S. OLBERZ Eric S. Olberz, Director

/s/ KENNETH OLSEN Kenneth Olsen, Director

/s/ FREDERICK H. SCHNEIDER Frederick H. Schneider, Director

EXHIBIT INDEX

EXHIBIT		PAGE
NUMBER	DESCRIPTION	NUMBER

3.1	Certificate of Incorporation of Sport Chalet, Inc.	(1)

3.2	Bylaws of Sport Chalet, Inc.	(1)

4.1	Form of Certificate for the Common Stock	(1)

10.1	Credit Agreement, dated August 1, 1992, between the Company and Wells Fargo Bank	(2)

10.2	Letter dated October 8, 1992 by Wells Fargo Bank	(2)

10.3	1992 Incentive Award Plan of the Company	(2)

10.4	Form of Nonemployee Director Stock Option Incentive Award Agreement	(2)

10.5	Form of Key Employee Stock Option Incentive Award Agreement	(2)

10.6	Tax Indemnity Agreement, dated October 8, 1992, between the Company and Norbert J. Olberz	(2)

10.7	Form of Director and Officer Indemnification Agreement	(2)

10.8	Form of Employee Stock Option Incentive Award Agreement	(3)

10.9	Credit Agreement Between the Company and Wells Fargo Bank dated December 1, 1992.	(4)

10.10	Camp 7 Manufacturing Operations Lease dated March 1, 1993, between the Company and Eric Steven Olberz	(5)

10.11	First through Fourth Amendment to Credit Agreement between the Company and Wells Fargo Bank dated December 1, 1992.	(6)

10.12	Credit Agreement between the Company and Wells Fargo Bank dated June 1, 1994	(7)

10.13	Huntington Beach store lease, dated August 25, 1994 between the Company and Huntington Beach Properties, Inc., a California Corporation	(8)

10.14	Letter Regarding Resignation of Samuel G. Allen	(9)

10.15	Letter Regarding Resignation of Joseph H. Coulombe	(10)

10.16	Severance and General Release Agreement with Samuel G. Allen	(10)

10.17	Employment Contract for Joseph H. Coulombe	(10)

10.18	Employment Contract for Kim D. Robbins	(10)

10.19	Agreement for sale of Sport Chalet Manufacturing, dated June 23, 1995 by and among the Company, Eric S. Olberz and Camp 7, a California corporation	(10)

10.20	Security Agreement [Debtor in Possession] dated June 23,1995 and executed by Camp 7, Inc., a California corporation, as Borrower, on behalf of the Company, as Secured Party	(10)

10.21	Continuing Guaranty dated June 23, 1995 executed by Eric S. Olberz, as Guarantor, on behalf of the Company, as lender	(10)

10.22	Promissory Note dated June 23, 1995 executed by Camp 7, Inc., a California corporation, as Maker on behalf of the Company	(10)

10.23	Agreement of Assignment and Assumption of Lease and Consent of Landlord, dated June 23, 1995, by and among the Company, as Assignor, Camp 7, Inc., a California corporation, as Assignee and Eric S. Olberz, as Landlord	(10)

10.24	Pledge Agreement dated June 23, 1995, by and between Eric S. Olberz, as Pledgor, and the Company, as Pledgee	(10)

EXHIBIT		PAGE
NUMBER	DESCRIPTION	NUMBER

10.25	Licensing Agreement dated June 23, 1995, by and between the Company as Licensee, and Camp 7, Inc., a California corporation, as Licensor	(10)

10.26	Indemnification Agreement dated June 23, 1995, by Eric S. Olberz, as Indemnifier, on behalf of the Company, as Indemnity [if required]	(10)

10.27	Severance and General Release Agreement with Eric S. Olberz	(10)

10.28	Pomona Warehouse lease, dated August 10, 1995, between the company and Montclair Warehouse, Inc., a California Corporation	(11)

10.29	Waiver of Loan Covenant by Bank dated February 13, 1996.	(12)

10.30	Loan and Security Agreement dated as of May 14, 1996, between the Company and BankAmerica Business Credit, Inc., together with schedules thereto	(13)

10.31	Letter of Credit Financing Agreement Supplement to Loan and Security Agreement dated as of May 14,1996 between the Company and BankAmerica Business Credit, Inc.	(13)

10.32	Side Letter, dated as of May 14, 1996, between the Company and BankAmerica Business Credit, Inc., respecting the Aggregate Rent Reserve	(13)

10.33	Termination Agreement and Mutual General Release dated March 25, 1997 among the Company, BankAmerica Business Credit, Inc. and Bank of America National Trust and Savings Association	(14)

10.34	Business Loan Agreement dated as of March 25, 1997 between the Company and Bank of America National Trust and Savings Association, together with related exhibits	(14)

10.35	Employment Agreement for President and Chief Operating Officer	(15)

10.36	Amendment No. 1 to Business Loan Agreement	(16)

10.37	Business Loan Agreement dated as of June 19, 1998 between the Company and Bank of America National Trust and Savings Association	(17)

10.38	La Canada store lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a California Corporation	(17)

10.39	La Canada office lease dated June 19, 1998 between the Company and La Canada Properties, Inc., a California Corporation	(17)

10.40	Employment contract for Senior Vice President— General Merchandise Manager	(18)

10.41	Porter Ranch store lease dated May 7, 1999 between the Company and North San Fernando Valley Properties, Inc., a California Corporation	(19)

10.42	Employment contract for Executive Vice President— Operations	(20)

10.43	Employment contract for Senior Vice President— Finance	(20)

10.44	Employment contract for Senior Vice President— General Merchandise Manager	(20)

10.45	Employment contract for Chairman of the Board	(21)

10.46	Employment contract for President and Chief Executive Officer	(21)

10.47	Amendment to employment contract for Executive Vice President— Operations	(21)

10.48	Amendment to employment contract for Senior Vice President— Finance	(21)

10.49	Amendment to employment contract for Senior Vice President— General Merchandise Manager	(21)

10.50	Amendment No. 2 Business Loan Agreement	(22)

10.51	Employment contract for Senior Vice President— Marketing & Advertising	(23)

EXHIBIT		PAGE
NUMBER	DESCRIPTION	NUMBER

10.52	Amendment to Bylaws of Sport Chalet, Inc.	(24)

10.53	Amendment No. 3 Business Loan Agreement	(25)

10.54	Amendment to employment contract for Executive Vice President— Growth and Development	E-5

10.55	Amendment No. 4 Business Loan Agreement	E-6

23	Consent of Independent Auditors	E-9

(1)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120)

(2)	Incorporated by reference to Exhibits 10.17 through 10.23, inclusive, to the Company’s Registration Statement on Form S-1 (Registration statement and No. 33-53120)

(3)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61612.)

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1992.

(5)	Incorporated by reference to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 1993.

(6)	Incorporated by reference to Exhibit 10.1, 10.2, 10.3 and 10.4 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1993.

(7)	Incorporated by reference to the Company’s Form 10-K filed with the Commission on June 28, 1994.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1994.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1994.

(10)	Incorporated by reference to the Company’s Form 10-K filed with the Commission on June 28, 1995.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1995.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1995.

(13)	Incorporated by reference to Exhibit 10.30, 10.31 and 10.32 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 27, 1996.

(14)	Incorporated by reference to Exhibit 10.33 and 10.34 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 1997.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending September 30, 1997.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1997.

(17)	Incorporated by reference to Exhibit 10.37, 10.38 and 10.39 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 1998.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending June 30, 1998.

(19)	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 1999.

(20)	Incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 1999.

(21)	Incorporated by reference to Exhibit 10.45 through Exhibit 10.49 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 2000.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending June 30, 2000.

(23)	Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 22, 2001.

(24)	Incorporated by reference to Exhibit 3.2.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending June September 30, 2001.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report, on Form 10-Q, for the quarter ending December 31, 2001.

E-4