Form 10-Q
period 2002-06-30
SPORT CHALET INC
filed 2002-07-31
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the quarterly period ended June 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934 for the transition period from ______________ to ______________

Commission File Number: 0-20736

Sport Chalet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Foothill Boulevard, La Canada, California	91011
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock as of July 30, 2002: 6,606,334

SPORT CHALET, INC.

Index to Form 10-Q

Part I — Financial Information

		Page

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Part II — Other Information
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

Part I — Financial Information

     Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,

	2002	2001

Net sales	$51,204,660	$47,949,471
Cost of goods sold, buying and occupancy	37,423,341	32,974,251

Gross profit	13,781,319	14,975,220
Selling, general and administrative expenses	13,599,489	12,913,629

Income from operations	181,830	2,061,591
Interest (expense) income	(39,942)	69,361

Income before taxes	141,888	2,130,952
Income tax provision	58,000	848,000

Net income	$83,888	$1,282,952

Earnings per share:
Basic	$0.01	$0.19

Diluted	$0.01	$0.18

Weighted average number of common shares outstanding:
Basic	6,603,945	6,580,001

Diluted	7,006,165	6,999,670

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash	$4,130,724	$4,273,485
Accounts receivable, less allowance of $25,000 in 2002 and 2001	1,058,561	678,709
Merchandise inventories	55,372,594	47,916,553
Prepaid expenses and other current assets	2,033,122	1,757,007
Prepaid income taxes	413,583	448,760
Deferred income taxes	1,211,307	1,258,795

Total current assets	64,219,891	56,333,309
Furniture, equipment and leasehold improvements-net	25,770,384	26,577,041
Deferred income taxes	333,550	184,492
Other assets	198,055	215,468

Total assets	$90,521,880	$83,310,310

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans payable to bank	$1,380,000	$—
Bank overdraft	7,872,680	7,192,258
Accounts payable	14,608,437	10,815,241
Salaries and wages payable	2,333,066	2,184,509
Other accrued expenses	4,937,480	4,008,208

Total current liabilities	31,131,663	24,200,216
Deferred rent	4,322,611	4,185,625
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares – 6,606,334 at June 30, 2002 and 6,595,500 at March 31, 2002	66,063	65,955
Additional paid-in capital	21,991,758	21,932,617
Retained earnings	33,009,785	32,925,897

Total stockholders’ equity	55,067,606	54,924,469

Total liabilities and stockholders’ equity	$90,521,880	$83,310,310

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	2002	2001

Operating activities
Net income	$83,888	$1,282,952
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,377,000	1,296,000
Deferred income taxes	(101,570)	166,112
Tax Benefit on employee stock options	24,392	—
Changes in operating assets and liabilities:
Accounts receivable	(379,852)	(323,612)
Merchandise inventories	(7,456,041)	(11,125,925)
Prepaid income taxes	35,177	(203,252)
Prepaid expenses and other current assets	(276,115)	104,092
Bank overdraft	680,422	—
Accounts payable	3,793,196	6,514,183
Salaries and wages payable	148,557	(882,235)
Other accrued expenses	929,272	339,688
Income taxes payable	—	(1,286,861)
Deferred rent	136,986	119,070

Net cash used in operating activities	(1,004,688)	(3,999,788)
Investing activities
Other assets	17,413	30,073
Purchase of furniture, equipment and leasehold improvements	(570,343)	(3,148,811)

Net cash used in investing activities	(552,930)	(3,118,738)
Financing activities
Proceeds from bank borrowing	25,325,000	—
Repayments of bank borrowing	(23,945,000)	—
Proceeds from exercise of stock options	34,857	—

Net cash provided by financing activities	1,414,857	—

Decrease in cash and cash equivalents	(142,761)	(7,118,526)
Cash and cash equivalents at beginning of period	4,273,485	8,945,034

Cash and cash equivalents at end of period	$4,130,724	$1,826,508

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$100,000	$2,172,000
Interest	12,242	—

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

     The financial data at March 31, 2002 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended June 30,

	2002	2001

Net Income	$83,888	$1,282,952
Weighted average number of common shares:
Basic	6,603,945	6,580,001
Effect of dilutive securities — stock options	402,220	419,669

Diluted	7,006,165	6,999,670

Earnings per share:
Basic	$0.01	$0.19
Effect of dilutive securities	$0.00	$0.01

Diluted	$0.01	$0.18

3.	New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company adopted Statement 142 beginning in the first quarter of fiscal 2003 and it did not have a material impact on its results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 in the first quarter of fiscal 2003 and it did not have a material impact on its results of operations.

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

	Three months ended June 30,

	2002		2001

	Amount	Percent	Amount	Percent

Net sales	$51,205	100.0%	$47,949	100.0%
Gross profit	13,781	26.9%	14,975	31.2%
Selling, general and administrative expenses	13,599	26.6%	12,914	26.9%
Income from operations	182	0.4%	2,062	4.3%
Interest (expense) income	(40)	(0.1%)	69	0.1%
Income before taxes	142	0.3%	2,131	4.4%
Net income	84	0.2%	1,283	2.7%
Earnings per share:
Basic	$0.01		$0.19
Diluted	$0.01		$0.18

     Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001. Sales have increased from $47.9 million for the three months ended June 30, 2001 to $51.2 million for the same period this year, a 6.8% increase. The increase is the result of opening one store late in the quarter last year and two new stores in November 2001, partially offset by a comparable store sales decrease of 0.9%. Comparable store sales are based upon stores opened throughout both periods. Comparable store sales have decreased as consumer demand, in reaction to prolonged weak economic conditions, has made the retail sales environment difficult as compared to last year.

     Gross profit as a percent of sales decreased from 31.2% for the three months ended June 30, 2001 to 26.9% for the same period this year due to a change in consumer purchasing that has trended towards value merchandise. In addition, the decrease in comparable store sales and the new larger distribution center caused occupancy costs to increase by 1.1% of sales in the period ended June 30, 2002 as compared to the same period last year.

     Selling, general and administrative expenses as a percent of sales decreased from 26.9% for the three months ended June 30, 2001 to 26.6% for the same period this year. The decrease is a result of lower distribution center labor expenses from efficiencies gained by the new facility and no new store pre-opening expenses as compared to one new store opening last year.

     Interest expense was $40,000 for the period ended June 30, 2002, compared to interest income of $69,000 for the period ended June 30, 2001, due to the use of the Company’s credit facility in the current period compared to the same period last year when the facility was not utilized.

     The effective income tax rate was 39.8% for the three months ended June 30, 2001, compared to 40.9% for the same period this year, which differs from the statutory rate as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $1.3 million, or $0.18 per diluted share, for the three months ended June 30, 2001 to $84,000, or $0.01 per diluted share, for the same period this year, primarily as a result of decreased gross profit.

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

     Net cash used in operating activities was $1.0 million for the three months ended June 30, 2002 compared to $4.0 million for the same period last year as the result of lower net income, adjusted for depreciation and amortization, and increases in bank overdraft combined with accounts payable offset by inventory purchases.

     Inventories increased by $7.5 million and $11.1 million for the three months ended June 30, 2002 and 2001, respectively, compared to the respective year-end balances primarily due to the seasonal build-up of summer related inventory. Inventory at June 30, 2002 is $1.8 million greater than the same period last year primarily as a result of the opening of two stores since the end of this period in the prior year. This increase was partially offset by the implementation of a new replenishment system that resulted in a 5% decrease in average store inventory.

     Historically accounts payable increases as inventory increases. In fiscal 2002, invested cash built-up in prior years was used to fund the Company’s expansion plans causing a bank overdraft of $1.4 million, which represents the total of checks in transit in excess of cash on hand. The overdraft is expected to continue to fluctuate due to the timing of vendor payments. For the quarter ended June 30, 2002 and 2001, accounts payable combined with bank overdraft increased $4.8 million and $6.5 million, respectively, primarily as a result of increased inventory levels.

     Net cash used in investing activities for the three months ended June 30, 2002 was $523,000, resulting from capital expenditures primarily for existing store improvements. For the same period last year net cash used in investing activities was $3.1 million, primarily as a result of the addition of one new store and capital expenditures to enhance merchandising presentation in the Company’s older stores.

     Net cash provided by financing activities reflects advances and repayment of borrowings under the Company’s revolving credit facility. As of June 30, 2002 the Company has $1.4 million outstanding on this facility for the seasonal build-up of inventory. There were no borrowings during the three months ended June 30, 2001.

     The Company’s credit facility with Bank of America National Trust and Savings Association, Inc. (the “Lender”) provides for advances up to $20 million, increasing to $30 million for the period October 1, 2002 through December 31, 2002, less the amount of any outstanding draws up to a $1.5 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus ¼% or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on September 30, 2003 and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the amended covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     The Company’s primary contractual obligations and commitments are its store leases with initial terms expiring from 2004 through 2020 and typically provide for multiple five-year renewal options:

Payments due by period:	Operating Leases

Through March 31, 2003	$12,992,154
2 - 3 years	26,087,236
4 - 5 years	25,124,427
After 5 years	58,266,144
Total	$122,469,961

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

Critical Accounting Policies and Use of Estimates

     The Company’s significant accounting policies are described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements

     Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market. The Company considers cost to include direct cost of merchandise, plus internal costs associated with merchandise procurement, storage and handling. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value; a reserve is recorded to reduce the carrying value to market value as necessary. A determination of market value requires estimates and judgment based on the Company’s historical markdown experience and anticipated markdowns based on future merchandising and advertising plans, seasonal considerations, expected business trends and other factors. For interim reporting purposes, the Company accrues an estimate for inventory shrinkage based upon a percentage of sales in the interim period. The shrink percentage is based upon the Company’s historical shrink results. Actual shrink results are impacted by internal and external factors and this estimate may vary significantly from actual results.

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

     Expansion Plan. The Company’s continued growth is dependent to a significant degree upon its ability to open new stores on a profitable basis. The Company’s ability to expand will depend, in part, on business conditions and the availability of satisfactory store locations based on local competitive conditions, site availability and cost, and the Company’s ability to provide and maintain high service levels and quality brand merchandise at competitive prices. In addition, a decline in the Company’s overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in the Company’s markets may adversely effect the Company’s current growth plan. There can be no assurance that the Company will possess sufficient funds to finance the expenditures related to its planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

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

     Seasonality. The Company’s business is seasonal in nature. As is typical with other sporting goods retailers, the Company’s sales volume increases significantly during the Christmas holiday season and the peak ski and snowboard season generally corresponds to the months of November, December and January. Therefore, the Company’s results of operations are likely to vary during its fiscal year. Historically the Company’s operating results have been influenced by the quantity and timing of snowfall at the resorts frequented by those living in Southern California. An early seasonal snowfall often influences sales as it generally extends the demand for winter related merchandise while a late snowfall will have the opposite effect. Suppliers in the ski and snowboard industry require purchasing commitments in April for a fall delivery. If snowfall does not provide an adequate base, occurs late in the season, or if sales do not meet expectations, the Company may be required to mark down its winter apparel and equipment.

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

     Closely Controlled Stock. At July 30, 2002, Norbert Olberz, the Company’s founder and Chairman Emeritus of the Board of Directors, owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

Part II — Other Information

     Item 5. Other Information.

Stockholder Proposals

     The proxy materials for the 2002 annual meeting of the stockholders to be held on August 1, 2002 were mailed to stockholders of the Company on June 21, 2002. Under certain circumstances, stockholders are entitled to present proposals at stockholders meetings. Any such proposal to be included in the proxy statement for the Company’s 2003 annual meeting of stockholders must be submitted by a stockholder prior to February 22, 2002 in a form that complies with applicable regulations. In the event a stockholder proposal is not submitted to the Company prior to May 7, 2002, the proxies solicited by the Board of Directors for the 2003 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2003 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

Loan Extensions

     The Company granted loans to employees to pay the income taxes associated with certain stock awards granted in fiscal 1999 and 2001. These loans are secured by the awarded shares, bear interest at 6% and were due May 2002. The Board of Directors approved an extension and these loans are now due in May 2004. At June 30, 2002, Messrs. Levra, Kaminsky and Trausch were indebted to the Company in the amounts of $80,218, $14,107 and $36,350, respectively.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K.

During the quarter for which this report on Form 10-Q is filed, no reports on Form 8-K were filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: July 30, 2002	By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)