Form 10-Q/A
period 2002-06-30
SPORT CHALET INC
filed 2002-08-09
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934
for the quarterly period ended June 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for 1934
for the transition period from ____________ to ____________

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

SIGNATURE
EXHIBIT 99.1

Explanatory Note

This Form 10-Q/A of Sport Chalet, Inc. for the quarter ended June 30, 2002 (the “Form 10-Q/A”) is being amended to file Exhibit 99.1 — CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. There are no other differences in the Form 10-Q/A.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: August 9, 2002	By:

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

2