Form 10-Q
period 2002-09-30
SPORT CHALET INC
filed 2002-10-31
CIK 892907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM  ______  TO  ______

Commission File Number: 0-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4390071 (I.R.S. Employer Identification No.)

839 Houseman Street, La Canada, CA (Address of principal executive offices)	91011 (Zip Code)

(818) 790-2717 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares outstanding of the registrant’s common stock as of October 30, 2002: 6,618,334

SPORT CHALET, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$56,327,344	$54,658,105	$107,532,004	$102,607,576
Cost of goods sold, buying and occupancy	39,541,506	38,992,351	76,964,847	71,966,602

Gross profit	16,785,838	15,665,754	30,567,157	30,640,974
Selling, general and administrative expenses	14,340,812	13,451,196	27,940,301	26,364,825

Income from operations	2,445,026	2,214,558	2,626,856	4,276,149
Interest (expense) income	(84,585)	1,167	(124,527)	70,528

Income before taxes	2,360,441	2,215,725	2,502,329	4,346,677
Income tax provision	943,000	892,000	1,001,000	1,740,000

Net income	$1,417,441	$1,323,725	$1,501,329	$2,606,677

Earnings per share:
Basic	$0.21	$0.20	$0.23	$0.40

Diluted	$0.20	$0.19	$0.22	$0.37

Weighted average number of common shares outstanding:
Basic	6,617,667	6,584,023	6,610,806	6,582,012

Diluted	6,939,971	6,999,520	6,970,037	6,993,304

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash	$2,629,216	$4,273,485
Accounts receivable, less allowance of $25,000	1,446,729	678,709
Merchandise inventories	61,677,228	47,916,553
Prepaid expenses and other current assets	1,725,312	1,757,007
Prepaid income taxes	—	448,760
Deferred income taxes	1,242,244	1,258,795

Total current assets	68,720,729	56,333,309
Furniture, equipment and leasehold improvements-net	26,284,239	26,577,041
Deferred income taxes	581,613	184,492
Other assets	186,839	215,468

Total assets	$95,773,420	$83,310,310

Liabilities and stockholders’ equity
Current liabilities:
Current portion of loans payable to bank	$3,885,000	$—
Bank overdraft	4,881,251	7,192,258
Accounts payable	19,702,070	10,815,241
Salaries and wages payable	1,582,949	2,184,509
Other accrued expenses	4,069,915	4,008,208
Income taxes payable	658,721	—

Total current liabilities	34,779,906	24,200,216
Deferred rent	4,434,521	4,185,625
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares — 2,000,000
Issued and outstanding shares — none	—	—
Common stock, $.01 par value:
Authorized shares — 15,000,000
Issued and outstanding shares — 6,618,334 at September 30, 2002 and 6,595,500 at March 31, 2002	66,183	65,955
Additional paid-in capital	22,065,584	21,932,617
Retained earnings	34,427,226	32,925,897

Total stockholders’ equity	56,558,993	54,924,469

Total liabilities and stockholders’ equity	$95,773,420	$83,310,310

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,

	2002	2001

Operating activities
Net income	$1,501,329	$2,606,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,674,465	2,604,000
Deferred income taxes	(380,570)	875,510
Tax Benefit on employee stock options	45,087	—
Changes in operating assets and liabilities:
Accounts receivable	(768,020)	(527,959)
Merchandise inventories	(13,760,675)	(15,405,060)
Prepaid income taxes	448,760	(916,166)
Prepaid expenses and other current assets	31,695	(390,223)
Bank overdraft	(2,311,007)	—
Accounts payable	8,886,829	10,938,148
Salaries and wages payable	(601,560)	(883,345)
Other accrued expenses	61,707	(1,497,004)
Income taxes payable	658,721	(1,286,861)
Deferred rent	248,896	153,120

Net cash used in operating activities	(3,264,343)	(3,729,163)
Investing activities
Other assets	28,629	41,217
Purchase of furniture, equipment and leasehold improvements	(2,381,663)	(5,155,603)

Net cash used in investing activities	(2,353,034)	(5,114,386)
Financing activities
Proceeds from bank borrowing	27,830,000	—
Repayments of bank borrowing	(23,945,000)	—
Proceeds from exercise of stock options	88,108	33,665

Net cash provided by financing activities	3,973,108	33,665

Decrease in cash and cash equivalents	(1,644,269)	(8,809,884)
Cash and cash equivalents at beginning of period	4,273,485	8,945,034

Cash and cash equivalents at end of period	$2,629,216	$135,150

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$229,000	$3,067,517
Interest	32,172	—

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

2. Earnings per Share

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$1,417,440	$1,323,725	$1,501,327	$2,606,677
Weighted average number of common shares:
Basic	6,617,667	6,584,023	6,610,806	6,582,012
Effect of dilutive securities—stock options	322,304	415,497	359,231	411,292

Diluted	6,939,971	6,999,520	6,970,037	6,993,304

Earnings per share:
Basic	$0.21	$0.20	$0.23	$0.40
Effect of dilutive securities	$0.01	$0.01	$0.01	$0.03

Diluted	$0.20	$0.19	$0.22	$0.37

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

     The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under Item 1—Financial Statements above.

Results of Operations

     The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Three months ended September 30,				Six months ended September 30,

	2002		2001		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$56,327	100.0%	$54,658	100.0%	$107,532	100.0%	$102,608	100.0%
Gross profit	16,785	29.8%	15,666	28.7%	30,567	28.4%	30,641	29.9%
Selling, general and administrative expenses	14,340	25.5%	13,451	24.6%	27,940	26.0%	26,365	25.7%
Income from operations	2,445	4.3%	2,215	4.1%	2,627	2.4%	4,276	4.2%
Interest (expense) income	(85)	-0.2%	1	0.0%	(125)	-0.1%	71	0.1%
Income before taxes	2,360	4.2%	2,216	4.1%	2,502	2.3%	4,347	4.2%
Net income	1,417	2.5%	1,324	2.4%	1,501	1.4%	2,607	2.5%
Earnings per share:
Basic	$0.21		$0.20		$0.23		$0.40
Diluted	$0.20		$0.19		$0.22		$0.37

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Sales have increased from $54.7 million for the three months ended September 30, 2001 to $56.3 million for the same period this year, a 3.0% increase. The increase is the result of opening two new stores in November 2001, partially offset by a comparable store sales decrease of 2.3%. Comparable store sales are based upon stores opened throughout both periods. Comparable store sales have decreased as discretionary spending remains tightly managed by consumers in reaction to the prolonged economic slowdown.

     Gross profit as a percent of sales increased from 28.7% for the three months ended September 30, 2001 to 29.8% for the same period this year primarily due to lower markdowns partially offset by increased occupancy costs. In the prior year the Company ran an aggressive end-of-summer clearance promotion that was not repeated to the same extent this year resulting in lower markdowns. Comparable store sales and the new larger distribution center caused occupancy costs to increase by 100 basis points in the period ended September 30, 2002 as compared to the same period last year.

     Selling, general and administrative expenses as a percent of sales increased from 24.6% for the three months ended September 30, 2001 to 25.5% for the same period this year. The increase is primarily the result of lower than expected sales in conjunction with increased utility costs as a percent of sales.

     Interest expense was $85,000 for the period ended September 30, 2002, compared to interest income of $1,000 for the period ended September 30, 2001, due to the increased use of the Company’s credit facility in the current period as compared to the same period last year.

     The effective income tax rate was 40.3% for the three months ended September 30, 2001, compared to 40.0% for the same period this year, which differs from the statutory rate of 39.8% as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $1.3 million, or $0.19 per diluted share, for the three months ended September 30, 2001 to $1.4 million, or $0.20 per diluted share, for the same period this year, primarily as a result of increased sales and better inventory management.

     Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. Sales have increased from $102.6 million for the six months ended September 30, 2001 to $107.5 million for the same period this year, a 4.8% increase. The increase is the result of opening one store in the period ended September 30, 2001 and two new stores in November 2001, partially offset by a comparable store sales decrease of 1.4%. Comparable store sales are based upon stores opened throughout both periods. Comparable store sales have decreased as discretionary spending remains tightly managed by consumers in reaction to the prolonged economic slowdown.

     Gross profit as a percent of sales decreased from 29.9% for the six months ended September 30, 2001 to 28.4% for the same period this year due to the decrease in comparable store sales and the new larger distribution center caused occupancy costs to increase by 100 basis points in the period ended September 30, 2002 as compared to the same period last year. Although consumer purchasing has trended towards value merchandise, more recently this tendency has diminished resulting in lower markdowns as compared to the prior year when an aggressive end of summer clearance promotion was not repeated to the same extent this year.

     Selling, general and administrative expenses as a percent of sales increased from 25.7% for the six months ended September 30, 2001 to 26.0% for the same period this year. The increase is primarily the result of lower than expected sales.

     Interest expense was $125,000 for the period ended September 30, 2002, compared to interest income of $71,000 for the period ended September 30, 2001, due to the increased use of the Company’s credit facility in the current period compared to the same period last year.

     The effective income tax rate was 40.0% for the six month periods ending September 30, 2001 and 2002, which differs from the statutory rate of 39.8% as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $2.6 million, or $0.37 per diluted share, for the six months ended September 30, 2001 to $1.5 million, or $0.22 per diluted share, for the same period this year, primarily as a result of decreased gross profit as consumer purchasing trended towards value merchandise, partially offset by better inventory management.

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

     Net cash used in operating activities was $3.3 million for the six months ended September 30, 2002 compared to $3.7 million for the same period last year as the result of lower net income, adjusted for depreciation and amortization, and increases in bank overdraft combined with accounts payable offset by inventory purchases.

     Inventories increased by $13.8 million and $15.4 million for the six months ended September 30, 2002 and 2001, respectively, compared to the respective year-end balances primarily due to the seasonal build-up of summer related inventory. Inventory at September 30, 2002 is $3.8 million greater than the same period last year primarily as a result of the opening of two stores since the end of this period in the prior year.

     Historically accounts payable increases as inventory increases. In fiscal 2002, invested cash built-up in prior years was used to fund the Company’s expansion plans causing a bank overdraft of $4.9 million, which represents the total of checks in transit in excess of cash on hand. For the six months ended September 30, 2002 and 2001, accounts payable combined with bank overdraft increased $6.6 million and $10.9 million, respectively, primarily as a result of increased inventory levels and the timing of payments to vendors.

     Net cash used in investing activities for the six months ended September 30, 2002 was $2.4 million, resulting from capital expenditures primarily for two new stores scheduled to open in November 2002 and the relocation of the corporate headquarters. For the same period last year net cash used in investing activities was $5.1 million, primarily from capital expenditures to enhance merchandising presentation in the Company’s existing stores, capital expenditures related to the Company’s new distribution center and the opening of one new store.

     Net cash provided by financing activities reflects advances and repayment of borrowings under the Company’s revolving credit facility. As of September 30, 2002, the Company had $4.0 million outstanding on this facility for the seasonal build-up of inventory. There were no borrowings during the six months ended September 30, 2001.

     The Company’s credit facility with Bank of America National Trust and Savings Association, Inc. (the “Lender”) provides for advances up to $20 million, increasing to $30 million for the period October 1, 2002 through December 31, 2002, less the amount of any outstanding draws, up to a $1.5 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 1/4% (5.0% at September 30, 2002) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on September 30, 2003, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the amended covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

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

     No cash dividends were declared on Common Stock in fiscal 2002. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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

     Gift Certificate Redemption. The Company offers its customers the option of purchasing gift certificates which may be used toward the future purchase of the Company’s product offerings. These gift certificates have no expiration dates. The Company records unredeemed gift certificates as a liability until the point of redemption. The Company’s historical experience indicates that not all issued gift certificates get redeemed. Accordingly, the Company periodically adjusts the carrying value of the gift certificate liability. The Company monitors redemptions rates as a percent of issuances and uses this information to estimate probable redemption of all outstanding gift certificates. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change.

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

     Closely Controlled Stock. At October 30, 2002, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder (the “Principal Stockholder”), owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility that bears interest at floating rates (primarily LIBOR rates). The impact on earnings or cash flows during the next fiscal year from a one percentage point change in the interest rate would not be significant.

Item 4. Controls and Procedures.

     Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders.

     At the annual meeting of stockholders on August 1, 2002, the three Class 1 Directors, Al D. McCready, Eric Olberz and Frederick H. Schneider were re-elected to the Company’s Board of Directors. There were 6,136,073, 6,131,358 and 6,135,523 votes for and 19,445, 24,160 and 19,995 votes withheld, respectively, for each of Mr. McCready, Mr. Olberz and Mr. Schneider. The Company’s Class 2 Directors, John R. Attwood and Craig Levra and Class 3 Directors, Norbert Olberz and Kenneth Olsen continue to serve on the Board. The terms of the Class 1, 2 and 3 Directors presently expire at the annual meeting of stockholders in fiscal year 2006, 2004 and 2005, respectively.

     The stockholders also voted to ratify the amendment of the 1992 Incentive Award Plan increasing from 1,200,000 to 1,500,000 the number of shares of the Company’s Common Stock which may be subject to awards granted thereunder. The vote was 5,972,581 for, 66,462 against and 116,475 abstained.

Item 5. Other Information.

Stockholder Proposals

     The proxy materials for the 2002 annual meeting of the stockholders to be held on August 1, 2002 were mailed to stockholders of the Company on June 21, 2002. Under certain circumstances, stockholders are entitled to present proposals at stockholders meetings. Any such proposal to be included in the proxy statement for the Company’s 2003 annual meeting of stockholders must be submitted by a stockholder prior to February 22, 2003 in a form that complies with applicable regulations. In the event a stockholder proposal is not submitted to the Company prior to May 7, 2003, the proxies solicited by the Board of Directors for the 2003 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2003 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

Related Party Transaction

     In October 2002 the Company moved its corporate headquarters to a new building in La Canada, California. The 27,500 square foot building is owned by La Canada Properties, Inc., a California corporation under the control of the Principal Stockholder. The Company’s independent directors have approved the lease for this new building which includes monthly rent of $37,125 for an initial term of ten years and grants the Company the option to extend the term of the lease for two additional periods of five years each. Management believes that the occupancy costs to the Company under this lease are no higher than those which would be charged by an unrelated third party under similar circumstances. The lease is attached as an exhibit to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Lease between the Company and La Canada Properties, Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

     During the quarter for which this Report on Form 10-Q is filed, no reports on Form 8-K were filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: October 30, 2002	By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION

     I, Craig Levra, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sport Chalet, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant. as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relativing to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Craig Levra

Craig Levra, Chief Executive Officer

CERTIFICATION

     I, Howard Kaminsky, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sport Chalet, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant. as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relativing to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : October 30, 2002	/s/ Howard Kaminsky

Howard Kaminsky, Chief Financial Officer