Form 10-Q
period 2002-12-31
SPORT CHALET INC
filed 2003-01-29
CIK 892907

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Yes [X]	No [_]

Number of shares outstanding of the registrant’s common stock as of December 31, 2002: 6,618,334

SPORT CHALET, INC.

Part I – FINANCIAL INFORMATION

     Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$72,271,486	$67,429,014	$179,803,490	$170,036,590
Cost of goods sold, buying and occupancy	49,627,384	47,885,312	126,592,231	119,851,914

Gross profit	22,644,102	19,543,702	53,211,259	50,184,676
Selling, general and administrative expenses	18,292,489	15,776,963	46,232,790	42,141,788

Income from operations	4,351,613	3,766,739	6,978,469	8,042,888
Interest expense	(147,858)	(100,751)	(272,385)	(30,223)

Income before taxes	4,203,755	3,665,988	6,706,084	8,012,665
Income tax provision	1,598,000	1,481,000	2,599,000	3,221,000

Net income	$2,605,755	$2,184,988	$4,107,084	$4,791,665

Earnings per share:
Basic	$0.39	$0.33	$0.62	$0.73

Diluted	$0.38	$0.31	$0.59	$0.68

Weighted average number of common shares outstanding:
Basic	6,618,334	6,589,834	6,613,315	6,585,982

Diluted	6,910,809	7,019,281	6,952,949	7,007,671

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash	$7,795,251	$4,273,485
Accounts receivable, less allowance of $25,000	1,955,971	678,709
Merchandise inventories	62,938,020	47,916,553
Prepaid expenses and other current assets	1,824,210	1,757,007
Prepaid income taxes	—	448,760
Deferred income taxes	1,135,583	1,258,795

Total current assets	75,649,035	56,333,309
Furniture, equipment and leasehold improvements-net	27,585,354	26,577,041
Deferred income taxes	—	184,492
Other assets	117,224	215,468

Total assets	$103,351,613	$83,310,310

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$6,493,961	$7,192,258
Accounts payable	19,018,567	10,815,241
Salaries and wages payable	3,493,830	2,184,509
Other accrued expenses	9,289,962	4,008,208
Income taxes payable	554,795	—

Total current liabilities	38,851,115	24,200,216
Deferred rent	4,628,098	4,185,625
Deferred income taxes	707,652	—
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares – 6,618,334 at December 31, 2002 and 6,595,500 at March 31, 2002	66,183	65,955
Additional paid-in capital	22,065,584	21,932,617
Retained earnings	37,032,981	32,925,897

Total stockholders’ equity	59,164,748	54,924,469

Total liabilities and stockholders’ equity	$103,351,613	$83,310,310

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,

	2002	2001

Operating activities
Net income	$4,107,084	$4,791,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,206,878	3,947,000
Loss on disposal of equipment	30,235	—
Deferred income taxes	1,015,356	529,141
Tax benefit on employee stock options	45,087	0
Changes in operating assets and liabilities:
Accounts receivable	(1,277,262)	(975,785)
Merchandise inventories	(15,021,467)	(16,953,042)
Refundable (prepaid) income taxes	448,760	(408,798)
Prepaid expenses and other current assets	(67,203)	(604,624)
Bank overdraft	(698,297)	—
Accounts payable	8,203,326	14,621,702
Salaries and wages payable	1,309,321	(97,697)
Other accrued expenses	5,281,754	2,428,238
Income taxes payable	554,795	(1,286,861)
Deferred rent	442,473	166,222

Net cash provided by operating activities	8,580,840	6,157,161
Investing activities
Other assets	98,244	37,643
Purchase of furniture, equipment and leasehold improvements	(5,245,426)	(10,230,086)

Net cash used in investing activities	(5,147,182)	(10,192,443)
Financing activities
Proceeds from bank borrowing	53,523,424	10,000,000
Repayments of bank borrowing	(53,523,424)	(10,000,000)
Proceeds from exercise of stock options	88,108	44,352

Net cash provided by financing activities	88,108	44,352

Increase (decrease) in cash and cash equivalents	3,521,766	(3,990,930)
Cash and cash equivalents at beginning of period	4,273,485	8,945,034

Cash and cash equivalents at end of period	$7,795,251	$4,954,104

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$535,000	$4,587,516
Interest	157,203	68,194

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

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income	$2,605,755	$2,184,988	$4,107,084	$4,791,664
Weighted average number of common shares:
Basic	6,618,334	6,589,834	6,613,315	6,585,982
Effect of dilutive securities- stock options	292,475	429,447	339,634	421,689

Diluted	6,910,809	7,019,281	6,952,949	7,007,671

Earnings per share:
Basic	$0.39	$0.33	$0.62	$0.73
Effect of dilutive securities	$0.01	$0.02	$0.03	$0.05

Diluted	$0.38	$0.31	$0.59	$0.68

3.	New Accounting Pronouncements

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

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not plan on changing its method of accounting for stock-based employee compensation and will comply with the new disclosure requirements beginning with its annual report and Form 10-K for the year ending March 31, 2003.

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

     The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under Item 1–Financial Statements above.

Results of Operations

     The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Three months ended December 31,				Nine months ended December 31,

	2002		2001		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$72,271	100.0%	$67,429	100.0%	$179,803	100.0%	$170,037	100.0%
Gross profit	22,644	31.3%	19,544	29.0%	53,211	29.6%	50,185	29.5%
Selling, general and administrative expenses	18,292	25.3%	15,777	23.4%	46,233	25.7%	42,142	24.8%
Income from operations	4,352	6.0%	3,767	5.6%	6,978	3.9%	8,043	4.7%
Interest expense	(148)	(0.2%)	(101)	(0.1%)	(272)	(0.2%)	(30)	(0.0%)
Income before taxes	4,204	5.8%	3,666	5.4%	6,706	3.7%	8,013	4.7%
Net income	2,606	3.6%	2,185	3.2%	4,107	2.3%	4,792	2.8%
Earnings per share:
Basic	$0.39		$0.33		$0.62		$0.73
Diluted	$0.38		$0.31		$0.59		$0.68

     Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. Sales increased from $67.4 million for the three months ended December 31, 2001 to $72.3 million for the same period this year, a 7.2% increase. The increase is the result of opening two new stores in late November 2002, aided by a comparable store sales increase of 2.2%. Even with the increase, management believes that discretionary spending continues to be impacted by weak consumer confidence in reaction to the lack of economic recovery. Comparable store sales are based upon stores opened throughout both periods.

     Gross profit as a percent of sales increased from 29.0% for the three months ended December 31, 2001 to 31.3% for the same period this year primarily due to a tight inventory management focus. This focus reduced the need for promotional pricing as compared to the same period last year producing a near 200 basis point improvement in merchandise margins. Partially offsetting the margin gains is increased occupancy costs resulting from infrastructure improvements consisting of the opening of a new distribution center in February 2002.

     Selling, general and administrative expenses as a percent of sales increased from 23.4% for the three months ended December 31, 2001 to 25.3% for the same period this year. The increase is primarily the result of increased professional fees and incentive based labor costs as a percent of sales.

     Interest expense was $148,000 for the period ended December 31, 2002, compared to $101,000 for the period ended December 31, 2001, due to the increased use of the Company’s credit facility in the current period as compared to the same period last year.

     The effective income tax rate was 40.2% for the three months ended December 31, 2001, compared to 38.0% for the same period this year. The decrease is the result of a reduced blended state income tax rate, from the effects of the Company’s expansion into Nevada which has no income tax and qualifying tax credits from California not earned in the same period last year.

     Net income increased 18.2% from $2.2 million, or $0.31 per diluted share, for the three months ended December 31, 2001 to $2.6 million, or $0.38 per diluted share, for the same period this year, primarily as a result of increased gross profit resulting from higher sales and better inventory management.

     Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Sales increased from $170.0 million for the nine months ended December 31, 2001 to $179.8 million for the same period this year, a 5.7% increase. The increase is the result of opening three new stores in the period last year and two new stores in late November 2002. Comparable store sales remained flat compared to the same period last year, as the results from the all important holiday selling period reflected a positive change from the negative comparable store sales experienced in the first half of the fiscal year. Comparable store sales are based upon stores opened throughout both periods.

     Gross profit as a percent of sales increased slightly from 29.5% for the nine months ended December 31, 2001 to 29.6% for the same period this year. In the current period an 80 basis point reduction in markdowns was offset by the increased occupancy costs resulting from infrastructure improvements consisting of the opening of a new distribution center in February 2002.

     Selling, general and administrative expenses as a percent of sales increased from 24.8% for the nine months ended December 31, 2001 to 25.7% for the same period this year. Increased Southern California utility expense combined with increases in professional fees and incentive based labor, as a percent of sales, were the primary factors causing the change in selling and administrative expenses this period as compared to the same period last year.

     Interest expense was $272,000 for the period ended December 31, 2002, compared to $30,000 for the period ended December 31, 2001, due to the increased use of the Company’s credit facility in the current period compared to the same period last year.

     The effective income tax rate was 40.4% for the nine month period ending December 31, 2001, compared to 38.8% for the same period this year. The decrease is the result of a reduced blended state income tax rate, from the effects of the Company’s expansion into Nevada which has no income tax and qualifying tax credits from California not earned in the same period last year.

     Net income decreased from $4.8 million, or $0.68 per diluted share, for the nine months ended December 31, 2001 to $4.1 million, or $0.59 per diluted share, for the same period this year, primarily as a result of increased selling, general and administrative expenses.

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

     Net cash provided by operating activities is the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the nine months ended December 31, 2002 $8.6 million was generated compared to $6.2 million for the same period last year.

     Inventories increased by $15.0 million and $17.0 million for the nine months ended December 31, 2002 and 2001, respectively, compared to the respective year-end balances primarily due to the seasonal build-up of winter related inventory. Inventory at December 31, 2002 is $3.5 million greater than the same period last year primarily as a result of the opening of two stores since the end of this period in the prior year. The Company evaluates its inventory on a per store basis and in the face of inconsistent sales trends it has focused on inventory management. As a result the average inventory per store decreased by 1.7% from December 31, 2002 as compared to December 31, 2001.

     Historically accounts payable has increased as inventory increases. In fiscal 2002, invested cash built-up in prior years was used to fund the Company’s expansion plans causing a bank overdraft of $6.5 million, which represents the total of checks in transit in excess of cash on hand. For the nine months ended December 31, 2002 and 2001, accounts payable combined with bank overdraft increased $7.5 million and $14.6 million, respectively, primarily as a result of increased inventory levels and the timing of payments to vendors.

     The timing of income tax payments provided $1.9 million of cash for the nine months ended December 31, 2002 versus having used $1.2 million for the same period last year. The improvement was due to changes in the tax code allowing for accelerated depreciation after September 11, 2001 and the relative change in quarterly taxable income as compared to the same period last year.

     Other accrued expenses increased $5.3 million for the nine months ended December 31, 2002, compared to an increase of $2.4 million for the same period last year, as expenses related to the settlement of the class action lawsuit were partially accrued in the nine months ended December 31, 2000, and subsequently paid in the nine months ended December 31, 2001.

     Net cash used in investing activities for the nine months ended December 31, 2002 was $5.1 million, resulting from capital expenditures primarily for two new stores opened in November 2002 and the relocation of the corporate headquarters occupied in October 2002. For the same period last year net cash used in investing activities was $10.2 million, primarily from capital expenditures to enhance merchandising presentation in the Company’s existing stores, capital expenditures related to the Company’s new distribution center and the opening of three new stores. Management has been cautious with its capital expenditures in reaction to lackluster economic conditions; several projects planned for the current year have been deferred to the future periods.

     Net cash provided by financing activities reflects advances and repayment of borrowings under the Company’s revolving credit facility. As of December 31, 2002 and 2001, the Company had no outstanding borrowings on this facility.

     The Company’s credit facility with Bank of America National Trust and Savings Association, Inc. (the “Lender”) provides for advances up to $20 million, increasing to $30 million for the period October 1, 2002 through December 31, 2002, less the amount of any outstanding draws, up to a $1.5 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 1/4% (4.5% at December 31, 2002) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on September 30, 2003, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the amended covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     The Company’s primary contractual obligations and commitments are its store leases with initial terms expiring from 2004 through 2020 and typically provide for multiple five-year renewal options as of March 31, 2002:

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

     Closely Controlled Stock. At January 29, 2003, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder (the “Principal Stockholder”), owned approximately 66% of the Company’s outstanding common stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

Part II – OTHER INFORMATION

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

     None

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

Changes in Control

     On December 20, 2002, Norbert J. Olberz, the founder, Chairman Emeritus and principal stockholder of Sport Chalet, Inc. (the “Company”), and his wife, Irene M. Olberz, through The Olberz Family Trust, a revocable grantor trust (the “Trust”), granted to SC Option, LLC, a California limited liability company (the “LLC”), an option (the “Option”) to purchase, under certain circumstances, all of the shares (currently 4,351,972) of the Company’s Common Stock (the “Option Shares”) held by the Trust, pursuant to an Option Agreement dated as of December 20, 2002 (the “Option Agreement”), between the LLC and Norbert J. Olberz and Irene M. Olberz (the “Trustees”) as co-trustees of the Trust. The managers of the LLC currently are Craig L. Levra, the Company’s Chairman of the Board, President, and Chief Executive Officer, and Howard K. Kaminsky, the Company’s Executive Vice President-Finance and Chief Financial Officer, who hold 59.1% and 39.4%, respectively, of the LLC. The members of the LLC are Messrs. Levra and Kaminsky and Dennis D. Trausch, Claudia G. Reich and Jeff Lichtenstein, the Company’s Executive Vice President-Growth and Development, Senior Vice President-Marketing and Advertising, and Vice President-Loss Prevention

and Risk Management, each of whom holds 0.5% of the LLC. The Option is exercisable upon the death of Norbert J. Olberz. The LLC and the Trustees entered into the Option Agreement to provide for the smooth transition of control of the Issuer in the event of the death of Mr. Olberz, the Company’s founder and Chairman Emeritus.

     Pursuant to the terms of Option Agreement, the LLC acquired the Option for $1,000 to purchase all, but not less than all, of the Option Shares at any time during the period of 181 days from and after the date of death of Mr. Olberz (the “vesting” or “measurement” date). Prior to the vesting date, the Trustees are permitted to encumber the Option Shares and to sell Option Shares privately or in the market or to transfer Option Shares by gift or otherwise as long as the Trust continues to hold at least 51% of the outstanding Common Stock on a fully diluted basis. The purchase price per share for the Option Shares is equal to the closing price of the Common Stock on the day preceding the vesting date.

     The Option Agreement also provides the LLC with a right to negotiate with the Trustee if the Trustee desires to entertain or effect, or commences any activities that might reasonably be expected to result in, any “Acquisition Proposal” (as defined in the Option Agreement). The Option Agreement is subject to termination upon certain events, including the mutual consent of the Trust and the LLC or in the event Craig L. Levra ceases to be the Chief Executive Officer of the Company for any reason. In addition, the purchase of the Option Shares by the LLC upon exercise of the Option is subject to certain conditions, including the ability of the LLC to obtain sufficient financing to purchase the Option Shares. The Option Agreement was negotiated directly between Norbert J. Olberz and the members of the LLC.

     For more information, see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2002.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Employment contract for Chairman of the Board, Chief Executive Officer and President

10.2	Employment contract for Executive Vice President – Finance, Chief Financial Officer and Secretary

10.3	Employment contract for Executive Vice President – Growth and Development

10.4	Employment contract for Senior Vice President – Marketing and Advertising

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

During the quarter for which this Report on Form 10-Q is filed, the Company filed a Report on Form 8K, dated December 20, 2002, with respect to Item 1. Changes in Control of Registrant.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: January 29, 2003	By:	/s/ Howard K. Kaminsky

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

Date: January 29, 2003	/s/ Craig Levra

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

Date: January 29, 2003	/s/ Howard Kaminsky

Howard Kaminsky, Chief Financial Officer