Form 10-K
period 2003-03-31
SPORT CHALET INC
filed 2003-06-23
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 0-20736

Sport Chalet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Sport Chalet Drive, La Canada, California	91011
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (818) 949-5300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002, was approximately $12.9 million based upon the closing price of the common stock on that date.

The number of shares of the registrant’s common stock outstanding as of June 9, 2003 was 6,630,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year are incorporated by reference into Part III of this Report.

PART I

     This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include comments regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

ITEM 1. BUSINESS

General

     Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 28 full service, specialty sporting goods superstores in Southern California and Nevada. The Company has 26 locations in California consisting of eleven located in Los Angeles County, six in Orange County, three in each of San Diego and San Bernardino Counties, two in Riverside, and one in Ventura County. Both Nevada locations are in Clark County. These stores average 38,800 square feet in size. In addition, the Company operates a retail e-commerce store through GSI Commerce, Inc. at www.sportchalet.com. The Company’s executive offices are located at One Sport Chalet Drive, La Canada, California 91011, and its telephone number is (818) 949-5300.

Operating History and Growth Plans

     In 1959 Norbert Olberz, the Company’s Chairman Emeritus and Principal Stockholder (the “Principal Stockholder”), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. As a true pioneer in the industry Norbert’s mission was three simple things. To “see things through the eyes of the customer”; “to do a 1,000 little things better” and to focus on “being the best, not the biggest”. Over the last 44 years Sport Chalet has grown into a chain of 28 specialty retail superstores serving both Southern California and Nevada.

     The Company’s growth strategy had historically focused on Southern California, but now contemplates opening new stores throughout California and Nevada as suitable locations are found over the next several fiscal years. Over the past three years, the Company has opened six new stores, two of which include the Company’s recent expansion into the Las Vegas market, and relocated one store. The Company currently plans to open at least three stores during the next 12 months, of which two will be the Company’s initial expansion into Northern California. The first Northern California location will be in the East Bay city of Antioch and the second will be in central Sacramento. The Company’s third location will be in the San Bernardino County city of Redlands. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the Company’s ability to provide and maintain high service levels and quality brand merchandising at competitive prices. For fiscal 2003, average sales per store for stores open throughout both fiscal 2003 and fiscal 2002 were $9.2 million, with corresponding average sales per square foot of $241.

     Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. The Company’s stores generally require three years to attract a stable, mature customer base. The Company estimates the cost of opening an average new store to be approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store. Opening costs for each new store can vary significantly depending on how much the landlord has agreed to contribute to the Company’s required improvements.

     The Company’s sales partially depend on the economic environment and level of consumer spending in California and Nevada. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits have had, and may in the future have, a materially adverse effect on the Company’s results of operations.

     The Company’s corporate offices in prior years were spread over seven nearby buildings in La Canada, California neighboring the store where the Company was founded. To facilitate growth related to the expansion plans, the Company leased a new 27,500 square foot corporate office in La Canada from La Canada Properties, Inc., a corporation controlled by the Principal Stockholder, in October 2002. The Company expects this building to support its growth plans for the foreseeable future.

Stores and Merchandising

     The Company’s new prototype stores range in size from 40,000 to 45,000 square feet and showcase each product category with the feel of a specialty shop all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting the Company to offer its customers a high level of product knowledge and service for the beginner to the professional sports enthusiast.

     The Company’s new prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pools for SCUBA and watersports instruction and demonstrations, and a 100 foot shoe wall, among other improvements. In coming years the Company plans to retro-fit certain mature stores to conform to the new prototype. During fiscal 2004, two stores will be remodeled, with expected grand re-openings in early summer 2003. The Company continually updates its prototype format to remain relevant and continually enhance the customer shopping experience. While the Company has taken advantage of unusual building layouts in the past and when appropriate may continue to do so in the future, it will utilize as many prototype design elements as possible.

     The stores feature a number of distinct, specialty sporting goods divisions, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise appeals to both experts and beginners. In addition, the Company’s stores offer over 35 services for the serious sports enthusiast, including custom golf club fitting and repair, golf lessons, ski/snowboard rental and repair, full SCUBA training and certification programs, dive charters, team sales, racquet stringing, and bicycle tune up and repair. The Company’s stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

     The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

	Year Ended March 31,

	2003	2002	2001

Hardlines	53%	53%	55%
Apparel	28%	29%	28%
Footwear	19%	18%	17%

Total	100%	100%	100%

     The Company operates its online store through GSI Commerce, Inc. (“GSI”) at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. The Company receives a license fee based on a percentage of sales generated by the website.

     The market for retail sporting goods is seasonal in nature. As with many other retailers, the Company’s business is heavily affected by sales of merchandise during the Holiday season. In addition, the Company’s product mix has historically emphasized cold weather sporting goods merchandise, particularly winter-sports related products. Management anticipates that this seasonal trend in sales will persist. To be less dependent upon winter business, management continues to emphasize a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Factors That May Affect Future Results – Seasonality”.

Marketing and Advertising

     The Company generates all of its marketing campaigns in-house, with production support from outside vendors as needed. The campaigns are designed to reinforce the strategic direction of the Company through its brand and product offerings, as well as communicate a focused and consistent theme/event calendar for every store location utilizing newspaper, direct mail, radio, billboards, magazines and the Internet. Through the Team Sales Division the Company reaches out to communities in which its stores do business contributing to local teams and leagues. The Company’s advertising leverage has been boosted by vendor payments under cooperative advertising arrangements as well as vendor participation in sponsoring sporting events and programs.

Purchasing and Distribution

     In order to provide a full line of specialty and sporting goods brands and a wide selection the Company purchases merchandise from over 1,200 vendors. Vendor payment terms typically range from 30 to 120 days from the Company’s receipt, and there are no long term purchase commitments. The Company’s largest vendor, Nike, Inc., accounted for approximately 8.0% and 7.3% of the Company’s total inventory purchases for fiscal 2003 and 2002, respectively.

     In February 2002, the Company moved its distribution operations to a new 326,000 square foot facility located in Ontario, California. This facility replaced the Company’s 150,000 square foot warehouse and a 30,000 square foot satellite facility, and has been designed to support growth plans for the foreseeable future. Labor savings from operating efficiency provided by the new facility have offset increases in occupancy costs in the short term and installation of warehouse management software will further improve warehousing and logistical cost management.

     The distribution center serves as the primary receiving, distribution and warehousing facility. Common carriers deliver merchandise to the Nevada stores, while the Company’s own trucks deliver merchandise from the distribution center to the Southern California stores. A minimal amount of merchandise is shipped directly by vendors to the stores. Most of the product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery. Some of the product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for the stores. Due to the efficiencies cross-docking creates, the Company encourages its vendors to pre-package and ticket their products. Some of the merchandise is held at the distribution center for future allocation to the stores based on current sales trends as directed by the replenishment system to optimize inventory levels. The company believes that advantages to a single distribution center include reduced per store inventory levels, quicker inventory replenishment, consolidated vendor returns, and reduced transportation costs.

     In November 2001 the Company implemented a JDA/E3 inventory replenishment system. The E3 system consists of three modules: (i) advanced warehouse replenishment, which manages purchases from vendors, (ii) advanced store replenishment, which manages warehouse to store replenishment, and (iii) advanced optimization, which synchronizes the two systems. Currently, inventory management utilizes the E3 system to manage approximately 65% of the company’s inventory dollars. The remaining 35% of the inventory purchases are managed by traditional methods conducted by the buying staff on a short-term purchase order basis.

Information Systems

     The Company uses a “best of breed” approach to information systems. All new systems communicate with a legacy system that has become the centralized data repository and the primary financial system. Consistent with the stated direction to upgrade the legacy systems, those applications were migrated to a new Sun computer in May 2002. With this enhancement in place, the foundation has been established for future developments. In October 2000 store systems were upgraded to the Encore Retail Suite of applications from CRS Retail Systems, an open technology allowing flexibility for the future. A custom rental program was added to the store system in October 2001. Merchandise replenishment is controlled by E3 software from the JDA Software Group, Inc. running on an IBM AS 400. In fiscal 2003 the processing of debit/credit card authorization was upgraded to allow on-line debit and signature capture, and the distribution center was enhanced with warehouse management software from HighJump. Future projects may include: EDI software from SPS Commerce, customer relationship software, the switch from gift certificates to gift cards, and continual on-going enhancements to the legacy system, among other projects.

Trademarks and Trade Names

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

Industry and Competition

                The market for retail sporting goods is highly competitive, fragmented and segmented. The Company competes with a variety of other retailers, including the following:

•	full-line sporting goods chains, such as The Sports Authority, Galyans, Dick’s Sporting Goods and Big 5;

•	specialty stores, such as REI, Footaction, Turner’s, Foot Locker and West Marine;

•	supplier-owned stores, such as Nike, The North Face, adidas and New Balance;

•	mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target, Macy’s and Sears; and

•	E-tailers and catalog merchandisers.

     Many of these competitors have greater financial resources than the Company, or better name recognition in regions into which the Company seeks to expand. The Company’s industry is dominated by sporting goods superstore retailers, i.e., full-line sporting goods chains with stores typically larger than 30,000 square feet, often in freestanding locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Specialty retailers often have the advantage of a lower cost structure and a smaller “footprint” that can be located in shopping centers and strip malls, offering more customer convenience.

     Historically, the Company has distinguished itself from its competitors by providing a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise than other superstore retailers in the Southern California and Nevada areas. The Company believes that its broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by its well-trained sales associates, differentiates its self from discount and department stores, traditional and specialty sporting goods stores and other superstore operations. Management believes the Company’s format takes advantage of several significant trends and conditions in the sporting goods industry. These trends include the size of the industry, fragmented competition, superstore dominance, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.

Employees

     As of March 31, 2003, the Company had 2,274 full and part-time employees, 2,060 of whom were employed in the Company’s stores and 214 of whom were employed in warehouse and delivery operations or in executive office positions. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good. A typical store has approximately 75 employees, of whom 15 to 30 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

     The Company is committed to the growth and training of its employees in order to provide the “Expert” product knowledge and service to its customers. A “Certified Pro” program where employees attend product line specific clinics in addition to receiving hands-on training ensures that sales associates have technical product and service expertise. Only after completing all of the clinics and training, in addition to passing specific testing, may an associate be considered a Certified Pro. Certified Pro certification is offered in 19 different service disciplines.

ITEM 2. PROPERTIES

     At June 9, 2003, the Company had 28 store locations. The following table summarizes the key information on the Company’s retail properties:

			Gross
			Square
Location	Opening Date		Footage

La Canada (1)	June 1960		40,300
Huntington Beach (2)	June 1981		50,000
La Jolla	June 1983		20,000
Mission Viejo	August 1986		30,000
Point Loma (2)	November 1987		34,600
Valencia (2)	November 1987		40,000
Marina Del Rey	November 1989		42,300
Beverly Hills	November 1989		39,300
Brea (2)	April 1990		34,200
Oxnard (2)	June 1990		40,100
West Hills (2)	June 1991		44,000
Burbank	August 1992		45,000
Montclair (3)	November 1992		18,000
Torrance	November 1993		38,700
Glendora	November 1993		40,000
Rancho Cucamonga (2)	June 1994		36,000
Irvine (2)	November 1995		35,000
Laguna Niguel	November 1997		40,000
Mission Valley	June 1998		47,000
Long Beach	May 1999		43,000
Porter Ranch	July 1999		43,000
Temecula	October 1999		40,000
Chino Hills	July 2000		40,000
Palmdale (2)	June 2001		40,000
Henderson (2)(4)	November 2001		42,000
Costa Mesa – South Coast Plaza	November 2001		40,300
Summerlin (2)(4)	November 2002		40,300
Riverside	November 2002		44,000

		Total	1,087,100

(1)	The original store opened in 1959. The existing store includes four nearby facilities.

(2)	Includes swimming pool facility for SCUBA and kayaking instruction.

(3)	Outlet store relocated to a nearby regional shopping center in October 2000.

(4)	State of Nevada location.

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

     The Company leases from corporations controlled by Norbert Olberz, the Chairman Emeritus and the Company’s Principal Stockholder (the “Principal Stockholder”), its corporate office space in La Canada and its stores in La Canada, Huntington Beach and Porter Ranch, California. In prior years the Company also leased its warehouse and distribution facility in Montclair, California and although the term of this lease ran to 2007, the Principal Stockholder agreed to cancel the lease when the Company moved to the new distribution center in February 2002. The new distribution center located in Ontario, California is leased from an unrelated third party. The Company has incurred rental expense to the Principal Stockholder of $2.2 million, $2.4 million and $2.5 million in fiscal 2003, 2002 and 2001, respectively.

     The Company’s corporate offices in prior years were spread over seven nearby buildings in La Canada, California neighboring the store where the Company was founded. To facilitate growth related to the expansion plans, the Company leased a new 27,500 square foot corporate office in La Canada from La Canada Properties, Inc., a corporation controlled by the Principal Stockholder, in October 2002. The Company expects this building to support its growth plans for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to the Company’s stockholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price for Common Shares

     The Company’s Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol “SPCH.” The following table reflects the range of high and low sale prices of the Company’s Common Stock by quarter over the last two fiscal years as reported by Nasdaq:

Fiscal 2002	High	Low

First Quarter	$10.000	$7.750
Second Quarter	$9.390	$7.460
Third Quarter	$9.900	$7.650
Fourth Quarter	$10.750	$9.000

Fiscal 2003	High	Low

First Quarter	$9.400	$8.490
Second Quarter	$9.050	$6.540
Third Quarter	$7.340	$6.120
Fourth Quarter	$7.410	$6.500

Fiscal 2004	High	Low

First Quarter (through June 9, 2003)	$7.400	$6.500

     On June 9, 2003, the closing price of the Company’s Common Stock as reported by Nasdaq was $7.25. Stockholders are urged to obtain current market quotations for the Common Stock.

Approximate Number of Holders of Common Shares

     The approximate number of stockholders of record of the Company’s Common Stock as of June 9, 2003 was 183 (excluding individual participants in nominee security position listings), and as of that date, the Company estimates that there were approximately 1,000 beneficial owners holding stock in nominee or “street” name.

Dividend Policy

     The Company has not paid any dividends to stockholders since its initial public offering in November 1992. It is currently contemplated that the Company will retain earnings for use in the operation and potential expansion of its business and, therefore, Management does not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any such dividends in the future will depend upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth selected financial data as of and for the periods presented. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share, square foot amounts)
Statements of Income Data:
Net sales	$238,033	$227,349	$214,842	$175,846	$154,573
Cost of goods sold, buying and occupancy Costs	168,739	162,091	148,619	123,496	106,921

Gross profit	69,294	65,258	66,223	52,350	47,652
Selling, general and administrative expenses	62,168	57,126	54,406	43,524	38,872

Income from operations	7,126	8,132	11,817	8,826	8,780
Interest expense (income)	307	71	(361)	(284)	(243)

Income before taxes	6,819	8,061	12,178	9,110	9,023
Income tax provision	2,659	3,267	4,913	3,626	3,609

Net income	$4,160	$4,794	$7,265	$5,484	$5,414

Earnings per share – basic	$0.63	$0.73	$1.10	$0.83	$0.83

Earnings per share – diluted	$0.60	$0.69	$1.07	$0.81	$0.80

Weighted average shares outstanding:
Basic	6,615	6,587	6,580	6,577	6,530

Diluted	6,947	6,995	6,805	6,756	6,731

Selected Operating Data:
Comparable store sales increase (decrease) (1)	(0.9%)	(1.1%)	14.5%	2.0%	3.2%
Net cash provided by operating activities	$5,745	$7,350	$11,512	$1,067	$9,612
EBITDA (2)	$12,606	$13,274	$16,036	$12,540	$11,995
Stores open at end of period	28	26	23	22	19
Total square feet at end of period (3)	1,087	1,002	881	841	715
Net Sales per square foot (4)	$241	$247	$256	$229	$216
Average net sales per store (4)	$9,220	$9,453	$9,642	$8,480	$7,991

	As of March 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Working capital	$37,279	$32,133	$33,238	$29,239	$22,999
Total assets	86,901	83,310	75,822	64,454	58,380
Debt	—	—	—	—	—
Total stockholders’ equity	59,274	54,924	50,040	42,622	36,980

(1)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.

(2)	EBITDA is earnings before income taxes, interest expense and depreciation and amortization. The Company believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. In evaluating EBITDA, consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) as an indicator of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company’s method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

(3)	Total square footage of all stores open at the end of the period represented in thousands of square feet.

(4)	Calculated by using stores that were open for the full current fiscal period and were also open for the full prior fiscal year.

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

	Year ended March 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$238,033	100.0%	$227,349	100.0%	$214,842	100.0%
Gross profit	69,294	29.1	65,258	28.7	66,223	30.8
Selling, general and administrative expenses	62,168	26.1	57,126	25.1	54,406	25.3
Income from operations	7,126	3.0	8,132	3.6	11,817	5.5
Interest expense (income)	307	0.1	71	0.0	(361)	(0.2)
Income before taxes	6,819	2.9	8,061	3.5	12,178	5.7
Net income	4,160	1.7	4,794	2.1	7,265	3.4
Earnings per share:
Basic	$0.63		$0.73		$1.10
Diluted	$0.60		$0.69		$1.07

	Quarter ended March 31,

	2003		2002

	Amount	Percent	Amount	Percent

Net sales	$58,230	100.0%	$57,312	100.0%
Gross profit	16,083	27.6	15,073	26.3
Selling, general and administrative expenses	15,936	27.4	14,984	26.1
Income from operations	147	0.3	89	0.2
Interest expense	34	0.1	41	0.1
Income before taxes	113	0.2	48	0.1
Net income	53	0.1	2	0.0
Earnings per share:
Basic	$0.01		$0.00
Diluted	$0.01		$0.00

     Fiscal 2003 Compared to Fiscal 2002. Sales increased from $227.3 million for the fiscal year ending March 31, 2002 to $238.0 million for fiscal 2003, a 4.7% increase. The increase is the result of opening two stores in fiscal 2003 and three in fiscal 2002, offset by a comparable store sales decrease of 0.9%. The comparable store decrease reflects a prolonged sluggish retail environment, lackluster economic recovery, and the war in Iraq. In addition, the decrease reflects a second year of increasingly unseasonable warm and dry winter weather conditions at the resorts frequented by those residing in Southern California throughout the third and fourth quarters resulted in decreased sales of winter-related merchandise. Sales exclusive of winter-related merchandise increased 7.0% in total and 0.9% on a comparable store basis.

     Gross profit for the year increased as a percent of sales from 28.7% to 29.1%. The 40 basis point increase for fiscal 2003 compared to fiscal 2002 resulted from better inventory procurement and administration compared to fiscal 2002, when additional markdowns on winter-related merchandise were taken to stimulate sales and turn inventory in reaction to an increasingly weakening economic climate. The improvement in merchandise margins was partially offset by the effects of decreased comparable store sales which caused occupancy costs to increase as a percent of sales in fiscal 2003 compared to fiscal 2002.

     Selling, general and administrative expenses increased as a percent of sales from 25.1% in fiscal 2002 to 26.1% in fiscal 2003, caused by increases in utility expenses, advertising expense, professional fees, incentive-based labor and employment-based insurance costs.

     Interest expense increased from $71,000 to $307,000 as the Company’s expansion was partially funded by the increased use of the Company’s credit facility in fiscal 2003, as compared to fiscal 2002.

     The effective tax rate as a percent of pretax income is 39.0% for fiscal 2003 and 40.5% for fiscal 2002. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income. The decrease is the result of reduced blended state income tax rate, from the Company’s expansion into Nevada which has no income tax and qualifying tax credits from California not earned in the same period in the prior year.

     Net income decreased to $4.2 million, or $0.60 per diluted share, from $4.8 million, or $0.69 per diluted share, in the prior year, primarily due to higher selling, general and administrative expenses partially offset by higher sales and improved merchandise margins.

     Fourth Quarter 2003 Compared to Fourth Quarter 2002. Sales increased from $57.3 million for the quarter ended March 31, 2002 to $58.2 million for the same period in fiscal 2003, a 1.6% increase. The increase results from the opening of two stores in fiscal 2003, offset by a comparable store sales decrease of 4.0%. The comparable store sales decrease reflects a prolonged sluggish retail environment, lackluster economic recovery, and the war in Iraq. In addition, unseasonably warm and dry winter weather conditions resulted in decreased sales of winter-related merchandise. Sales exclusive of winter-related merchandise increased 7.4% in total and 0.9% on a comparable store basis.

     Gross profit for the period increased as a percent of sales from 26.3% to 27.6%. The 130 basis point increase in the period ended March 31, 2003 was a result of better inventory procurement and administration compared to the same period ended March 31, 2002 when additional markdowns were taken on winter-related merchandise to stimulate sales and turn inventory. The improvement in merchandise margins were partially offset by the effects of decreased comparable store sales which caused occupancy costs to increase as a percent of sales in the current period compared to the same period last year.

     Selling, general and administrative expenses increased as a percent of sales from 26.1% in the period ended March 31, 2002 to 27.4% for the period ended March 31, 2003 primarily reflecting increases in advertising expense attributable to the timing of vendor-funded participation compared to the same period last year.

     Interest expense decreased from $41,000 to $34,000 due to decreased use of the Company’s credit facility in the period ended March 31, 2003, compared to the same period ended March 31, 2002.

     The effective income tax rate as a percent of pretax income for the fourth quarter of 2003 is 53.0% compared to 94.9% for the same period of fiscal 2002. Both differ from the statutory rate of 39.8% as a result of fourth quarter provision adjustments reconciling the estimated effective rate utilized in prior quarters to the annual effective tax rate.

     Net income increased to $53,000, or $0.01 per diluted share, for the period ended March 31, 2003 from $2,000, or $0.00 per diluted share, for the period ended March 31, 2002, primarily due to higher sales and improved merchandise margins partially offset by higher selling, general and administrative expenses.

     Fiscal 2002 Compared to Fiscal 2001. Sales increased from $214.8 million for the fiscal year ending March 31, 2001 to $227.3 million for fiscal 2002, a 5.8% increase. The increase was the result of opening three stores in fiscal 2002 and one in fiscal 2001, offset by a comparable store sales decrease of 1.1%. In addition to a generally weak economic climate, the comparable store sales decrease reflected unseasonably warm and dry winter weather conditions experienced in the third and fourth quarters compared to the same quarters of the prior year, along with a decline in consumer demand for in-line scooters, sales of which were significant in the prior year. Sales exclusive of winter-related merchandise and scooters increased 12.3%, and comparable store sales increased by 5.2%.

     Gross profit for fiscal 2002 decreased as a percent of sales from 30.8% to 28.7%. The decrease for fiscal 2002, as compared to fiscal 2001, was the result of higher markdowns taken to stimulate sales and turn inventory. Additionally, the decrease in comparable store sales caused occupancy costs to increase as a percent of sales in fiscal 2002 as compared to fiscal 2001.

     Selling, general and administrative expenses decreased as a percent of sales from 25.3% to 25.1%, as decreases in litigation and incentive-based labor were partially offset by costs related to the Company’s expansion plans. Expenses related to expansion include the opening of three new stores, one of which is the Company’s first store outside Southern California, and costs related to opening a new larger distribution center, most of which related to the disposal of leasehold improvements from the old facility.

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

     Net income decreased to $4.8 million, or $0.69 per diluted share, from $7.3 million, or $1.07 per diluted share, in the prior year primarily due to decreased gross profit as markdowns were taken to drive consumer demand in the face of a difficult retail sales environment.

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

     Net cash provided by operating activities of $5.7 million, $7.3 million and $11.5 million for fiscal 2003, 2002 and 2001, respectively, was primarily the result of net income, adjusted for depreciation and amortization, and increases in bank overdraft combined with accounts payable offset by inventory purchases.

     Typically, inventory levels from year-to-year increase due to the addition of new stores. The addition of two stores in fiscal 2003 and three stores in 2002, increased inventories $3.0 million and $5.4 million, respectively, while in fiscal 2001 the inventory increase of $5.6 million was a result of a significant increase in comparable store sales along with the purchase of John Wells Golf Shops and the addition of one new store.

     Bank overdraft represents the total of checks in transit in excess of cash on hand. Beginning in fiscal 2002, invested cash built-up in prior years was used to fund the Company’s expansion plan. The overdraft is expected to continue and fluctuate due to the timing of vendor payments. Accounts payable historically increases as inventory increases. However, in fiscal 2003, accounts payable combined with the bank overdraft decreased by $2.9 million primarily as the result of the timing of payments to vendors, while in fiscal 2002, accounts payable combined with the bank overdraft increased by $6.0 million primarily due to increased inventory. During fiscal 2001, accounts payable increased only $371,000 as part of the inventory increase occurred early in the year due to a new store and the purchase of John Wells Golf Shops and vendors were paid before year end.

     Other accrued expenses increased by $1.0 million for fiscal 2003, compared to a decrease of $1.8 million for fiscal 2002, as expenses related to the settlement of litigation were accrued during fiscal 2001, and subsequently paid in fiscal 2002.

     Net cash used in investing activities was $5.9 million, $12.1 million, and $8.0 million for fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, 2002 and 2001, capital expenditures for information technology totaled $2.2 million, $993,000, and $3.7 million, respectively, while ongoing capital expenditures for the Company’s existing stores totaled $500,000, $2.8 million, and $3.0 million, respectively. The Company spent less in fiscal 2003 as it evaluated a new prototype store format.

     In fiscal 2003, two stores were opened in addition to the relocation of the corporate headquarters, while in fiscal 2002, three stores were opened and the distribution center was relocated, and in fiscal 2001 one store was opened, one was remodeled and one was relocated.

     As a result of the Company’s ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2004 are expected to be approximately $11.0 million. Approximately $3.6 million of this amount will be used to open three new stores. In addition, expenditures on information technology and existing store improvements, which include two large scale remodels, are expected to approximate $3.6 million and $3.5 million, respectively.

     Net cash provided by financing activities reflects advances and repayments of borrowings under the Company’s revolving credit facility. As of March 31, 2003, 2002, and 2001, the Company had no outstanding borrowings on this facility.

     The Company’s credit facility with Bank of America National Trust and Savings Association, Inc. (the “Lender”) provides for advances up to $20 million, less the amount of any outstanding draws, up to a $1.5 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (4.5% at March 31, 2003) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on September 30, 2003, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     The Company’s primary contractual obligations and commitments are its store leases with initial terms expiring from 2004 through 2020 and typically provide for multiple five-year renewal options:

Payments due by period:	Operating Leases

Within 1 year	$16,210,179
2 - 3 years	34,067,581
4 - 5 years	30,257,199
After 5 years	62,902,620

Total	$143,437,579

     All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses, although in some cases, the Company expects that percentage rent will more than offset the base rental amounts.

     No cash dividends have been declared on Common Stock in fiscal 2003. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

     The Company’s significant accounting policies are described in Note 2 to the Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

     Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market. The Company considers cost to include direct cost of merchandise, plus internal costs associated with merchandise procurement, storage and handling. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value. A reserve is recorded to reduce the carrying value to market value as necessary. A determination of market value requires estimates and judgment based on the Company’s historical markdown experience and anticipated markdowns based on future merchandising and advertising plans, seasonal considerations, expected business trends and other factors.

     Gift Certificate Redemption. The Company offers its customers the option of purchasing gift certificates which may be used toward the future purchase of the Company’s product offerings. These gift certificates have no expiration dates. The Company records unredeemed gift certificates as a liability until the point of redemption. The Company’s historical experience indicates that not all issued gift certificates are ultimately redeemed. Accordingly, the Company periodically adjusts the carrying value of the gift certificate liability. The Company monitors redemption rates as a percent of issuances and uses this information to estimate probable redemption of all outstanding gift certificates. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change.

     Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values.

     Accounting for Income Taxes. As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that that future recovery is not likely, a valuation allowance would be established. To the extent a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of March 31, 2003. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

Provisions for income taxes for 2003, 2002 and 2001 are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which the Company does business.

     Impact of Recent Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board (‘FASB”) issued Statement of Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit of disposal activities such as facility closing or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 02-16 (“Issue 02-16”), “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the issue of how a reseller of a vendor’s product should account for cash consideration received from a vendor. The adoption of Issue 02-16, effective with agreements entered into after November 21, 2002, did not have a material impact on the Company’s financial position or results of operations. The Company is in the process of reviewing the effect that the application of Issue 02-16 will have on the financial statements of fiscal 2004.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SAFS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provision of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

Factors That May Affect Future Results

               The Company’s short and long-term success is subject to many factors that are beyond the Company’s control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form l0-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

     Economic Conditions. The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by the Company is generally a discretionary expense for its customers. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits has had, and may do so in the future have, a materially adverse effect on the Company’s results of operations.

     Competition. The sporting goods business and the retail environment are highly competitive, and the Company competes with national, regional and local full-line sporting goods chains, specialty stores, supplier owned stores, discount and department stores, and e-tailers. A number of the Company’s competitors are larger and have greater resources than the Company.

     Regional Market Concentration. Currently, all of the Company’s stores are located in Southern California and the Las Vegas area of Nevada. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by Southern California residents has affected sales in the past. If the region were to suffer an economic downturn or if other adverse events were to occur, there could be an adverse effect on the Company’s net sales and profitability and its ability to implement its planned growth. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

     Reliance on a Single Distribution Center. The Company currently relies on a single distribution center in Ontario, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of the Company’s inventory and could materially impair both the Company’s ability to adequately stock its stores and the Company’s net sales and profitability.

     Expansion Plan. The Company’s continued growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets. The ability to successfully implement this growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	the Company may not be able to negotiate acceptable lease terms;

•	the Company might not be able to hire and retain qualified store personnel; and

•	the Company might not have the financial resources necessary to fund the Company’s expansion plans.

     In addition, the Company’s expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among the Company’s stores, added strain on the Company’s distribution center, additional information to be processed by the Company’s management information systems and diversion of management attention from ongoing operations. The Company faces additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to the Company’s unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than the Company’s existing markets. To the extent that the Company is not able to meet these new challenges, net sales could decrease and operating costs could increase. Furthermore, a decline in the Company’s overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in the Company’s markets may adversely affect the Company’s current growth plan. There can be no assurance that the Company will possess sufficient funds to finance the expenditures related to its planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

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

     Seasonality. The Company’s sales volume increases significantly during the Holiday season as is typical with other sporting goods retailers. In addition, the Company’s product mix has historically emphasized cold weather sporting goods increasing the seasonality of the Company’s business. In recent years the months of November, December and January represent between 31% and 33%, of the Company’s total net sales in recent years, while winter-related products ranged from 15% to 19% of total net sales. The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Suppliers in the ski and snowboard industry require the Company to make commitments for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, the Company places its orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, the Company may be required to mark down its winter apparel and equipment.

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

     Closely Controlled Stock. At June 9, 2003, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and Principal Stockholder, owned approximately 66% of the Company’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

     Information Systems are Vulnerable. The Company’s success, in particular the Company’s ability to successfully manage inventory levels and its centralized distribution system, largely depends upon the efficient operation of the Company’s computer hardware and software systems. The Company uses management information systems to track inventory information at the store level, replenish inventory from the Company’s warehouse, and aggregate daily sales information among other things. These systems and the Company’s operations are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	power loss, computer systems failures, internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data and similar events; and

•	computer viruses, penetration by hackers seeking to disrupt operations or misappropriate information and other breaches of security.

     The Company seeks to minimize these risks by the use of backup facilities and redundant systems. Nevertheless any failure that causes an interruption in the Company’s operations or a decrease in inventory tracking could result in reduced net sales.

     The Company’s Business Depends on Anticipating Consumer Tastes. If the Company fails to anticipate changes in consumer preferences, it may experience lower net sales, higher inventory markdowns and lower margins. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Sporting goods are often subject to short-lived trends, such as the short-lived popularity of in-line scooters. Outdoor wear is significantly influenced by fashion. The Company’s success depends upon the ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. Failure to identify and respond to these changes may cause net sales to decline. In addition, because the Company generally makes commitments to purchase products from vendors up to six months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

     Stock Price. The Company’s Common Stock is thinly traded making it difficult to sell large amounts. The market price of the Company’s Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analyst and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of the Company’s Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility, which bears interest at floating rates (primarily LIBOR rates). The impact on earnings or cash flows during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this section are submitted as part of Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Company is incorporated here by reference from the section entitled “Proposal 1–Election of Directors” contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors” contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “General Information–Security Ownership of Principal Stockholders and Management” and “Proposal 1-Election of Directors” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal 1-Election of Directors-Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the required to be included in this report.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Financial Statements are filed as part of this report.

	(2)	Schedules - Not applicable.

(b)	Reports on Form 8-K - None

(c)	Exhibits - See Index on Page E-1 hereof

Sport Chalet, Inc.

Report of Independent Auditors

To the Stockholders and Board of Directors
Sport Chalet, Inc.

     We have audited the accompanying balance sheets of Sport Chalet, Inc. as of March 31, 2003 and 2002, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Chalet, Inc. at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California
May 15, 2003

Sport Chalet, Inc.

Statements of Income

	Year ended March 31
	2003	2002	2001

Net sales	$238,033,375	$227,348,772	$214,841,536
Cost of goods sold, buying and occupancy costs	168,739,502	162,090,636	148,619,057

Gross profit	69,293,873	65,258,136	66,222,479
Selling, general and administrative expenses	62,167,771	57,126,198	54,405,689

Income from operations	7,126,102	8,131,938	11,816,790
Interest expense (income)	306,755	70,791	(361,682)

Income before taxes	6,819,347	8,061,147	12,178,472
Income tax provision	2,659,000	3,267,000	4,913,000

Net income	$4,160,347	$4,794,147	$7,265,472

Earnings per share:
Basic	$0.63	$0.73	$1.10

Diluted	$0.60	$0.69	$1.07

Weighted average number of common shares outstanding:
Basic	6,614,544	6,586,904	6,580,001
Diluted	6,947,343	6,994,514	6,804,735

See accompanying notes.

Sport Chalet, Inc.

Balance Sheets

	March 31
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$4,230,003	$4,273,485
Accounts receivable, less allowance of $25,000 in 2003 and 2002	1,090,519	678,709
Merchandise inventories	50,886,630	47,916,553
Prepaid expenses and other current assets	2,038,588	1,757,007
Refundable income taxes	58,990	448,760
Deferred income taxes	1,325,249	1,258,795

Total current assets	59,629,979	56,333,309
Furniture, equipment and leasehold improvements:
Furniture, fixtures and office equipment	26,922,764	23,076,486
Rental equipment	3,892,903	3,709,955
Vehicles	553,670	667,456
Leasehold improvements	20,610,682	18,864,837

	51,980,019	46,318,734
Less allowance for depreciation and amortization	24,884,705	19,741,693

	27,095,314	26,577,041
Deferred income tax	66,281	184,492
Other assets	109,905	215,468

Total assets	$86,901,479	$83,310,310

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$5,764,355	$7,192,258
Accounts payable	9,353,444	10,815,241
Salaries and wages payable	2,191,335	2,184,509
Other accrued expenses	5,041,753	4,008,208

Total current liabilities	22,350,887	24,200,216
Deferred rent	5,276,696	4,185,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares – 15,000,000
Issued and outstanding shares – 6,628,334 in 2003 and 6,595,500 in 2002	66,283	65,955
Additional paid-in capital	22,121,369	21,932,617
Retained earnings	37,086,244	32,925,897

Total stockholders’ equity	59,273,896	54,924,469

Total liabilities and stockholders’ equity	$86,901,479	$83,310,310

See accompanying notes.

Sport Chalet, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total

Balance at March 31, 2000	6,577,000	$65,770	$21,689,607	$20,866,278	$42,621,655
Exercise of stock options	3,001	30	13,287	—	13,317
Shares granted to officers	—	—	134,769	—	134,769
Tax benefit from exercise of options	—	—	4,677	—	4,677
Net income for 2001	—	—	—	7,265,472	7,265,472

Balance at March 31, 2001	6,580,001	65,800	21,842,340	28,131,750	50,039,890
Exercise of stock options	15,499	155	56,028	—	56,183
Tax benefit from exercise of options	—	—	34,249	—	34,249
Net income for 2002	—	—	—	4,794,147	4,794,147

Balance at March 31, 2002	6,595,500	65,955	21,932,617	32,925,897	54,924,469
Exercise of stock options	32,834	328	135,279	—	135,607
Tax benefit from exercise of options	—	—	53,473	—	53,473
Net income for 2003	—	—	—	4,160,347	4,160,347

Balance at March 31, 2003	6,628,334	$66,283	$22,121,369	$37,086,244	$59,273,896

See accompanying notes.

Sport Chalet, Inc.

Statements of Cash Flows

	Year ended March 31
	2003	2002	2001

Operating activities
Net income	$4,160,347	$4,794,147	$7,265,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,479,628	5,142,507	4,220,312
Loss on disposal of equipment	31,730	659,931	85,598
Stock compensation	—	—	134,769
Deferred income taxes	51,756	580,856	(898,193)
Tax benefit on employee stock options	53,473	34,249	4,677
Changes in operating assets and liabilities:
Accounts receivable	(411,810)	(159,032)	2,289,092
Merchandise inventories	(2,970,077)	(5,425,021)	(5,570,366)
Prepaid expenses and other current assets	(281,581)	(432,960)	(28,965)
Refundable income taxes	389,770	(448,760)	—
Bank overdraft	(1,427,903)	7,192,258	—
Accounts payable	(1,461,797)	(1,135,443)	371,135
Salaries and wages payable	6,826	(775,658)	1,144,691
Other accrued expenses	1,033,545	(1,764,802)	2,394,703
Income taxes payable	—	(1,286,861)	(380,693)
Deferred rent	1,091,071	374,379	480,061

Net cash provided by operating activities	5,744,978	7,349,790	11,512,293
Investing activities
Purchases of furniture, equipment and leasehold improvements	(6,042,631)	(12,127,475)	(8,196,063)
Other assets	105,564	49,953	100,318
Proceeds from sale of assets	13,000	—	46,779

Net cash used in investing activities	(5,924,067)	(12,077,522)	(8,048,966)
Financing activities
Proceeds from bank borrowings	57,563,424	15,100,000	—
Repayment of bank borrowings	(57,563,424)	(15,100,000)	—
Proceeds from exercise of stock options	135,607	56,183	13,317

Net cash provided by financing activities	135,607	56,183	13,317

(Decrease) increase in cash and cash equivalents	(43,482)	(4,671,549)	3,476,644
Cash and cash equivalents at beginning of year	4,273,485	8,945,034	5,468,390

Cash and cash equivalents at end of year	$4,230,003	$4,273,485	$8,945,034

Cash paid during the year for:
Income taxes	$2,164,000	$4,587,516	$6,202,000
Interest	323,304	91,727	—

See accompanying notes.

Sport Chalet, Inc.

Notes to Financial Statements

1. Description of Business

     Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 28 full service, specialty sporting goods superstores in Southern California and Nevada. The Company has 26 locations in California consisting of eleven located in Los Angeles County, six in Orange County, three in each of San Diego and San Bernardino Counties, two in Riverside, and one in Ventura County; both Nevada locations are in Clark County.

     The Chairman of the Board (Principal Stockholder) owned approximately 66% of the Company’s outstanding Common Stock at March 31, 2003.

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

Furniture, fixtures and office equipment	5-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years

     Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When leasehold improvements or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Long Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values.

Financial Instruments

     Cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at cost which approximates fair value due to their short-term nature.

Pre-opening Costs

     Non-capital expenditures incurred prior to the opening of a new store are charged to operations as incurred.

Revenue Recognition

     Revenue from retail sales are recognized at the time the customer receives the merchandise. Issuance of gift certificates and store credits are recorded as a liability until redeemed for merchandise.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $6,125,976, $5,145,848 and $5,111,472 for the years ended March 31, 2003, 2002 and 2001, respectively.

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

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

		March 31
	2003	2002	2001

	(in thousands, except per share data)
Basic EPS computation:
Numerator	$4,160	$4,794	$7,265
Denominator:
Weighted average common shares outstanding	6,615	6,587	6,580

Basic earnings per share	$0.63	$0.73	$1.10

Diluted EPS computation:
Numerator	$4,160	$4,794	$7,265
Denominator:
Weighted average common shares outstanding	6,615	6,587	6,580
Incremental shares from assumed conversion of options	332	408	225

Total weighted average common shares – assuming dilution	6,947	6,995	6,805

Diluted earnings per share	$0.60	$0.69	$1.07

Deferred Rent

     The Company is a party to various lease agreements which require scheduled rent increases over the noncancelable lease term. Rent expense for such leases is recognized on a straight-line basis over the related lease term. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as deferred rent.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

     The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

Reclassification

     Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit of disposal activities such as facility closing or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the standard did not have a material impact on the Company’s financial statements.

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 02-16 (“Issue 02-16”), “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the issue of how a reseller of a vendor’s product should account for cash consideration received from a vendor. The adoption of Issue 02-16, effective with agreements entered into after November 21, 2002 did not have a material impact on the Company’s financial position or results of operations. The Company is in the process of reviewing the effect that the application of EITF 02-16 will have on the financial statements of fiscal 2004.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SAFS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

3. Loans Payable to Bank

     The Company’s credit facility with Bank of America National Trust and Savings Association, Inc. (the “Lender”) provides for advances up to $20 million, less the amount of any outstanding draws, up to a $1.5 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (4.5% at March 31, 2003) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. This credit facility expires on September 30, 2003, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. As of March 31, 2003 the Company was in compliance with the debt covenants.

     At March 31, 2003, there were no outstanding borrowings under the facility. Letters of credit amounting to $617,044 relating to purchase commitments were outstanding as on March 31, 2003.

     The weighted average interest rate on borrowings during the year ended March 31, 2003 was 6.89%.

     The agreement, as amended, provides for an annual non-utilization fee of 0.20 percent, plus a one-time facility fee of $20,000.

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

Sport Chalet, Inc.

Notes to Financial Statements (continued)

4. Commitments and Contingencies (continued)

     Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2003:

2004	$16,210,179
2005	16,980,374
2006	17,087,207
2007	15,715,587
2008	14,541,612
Thereafter	62,902,620

$143,437,579

     Total rent expense amounted to $19,994,428, $16,912,075 and $15,504,720 for the years ended March 31, 2003, 2002 and 2001, respectively, of which $2,168,753, $2,351,571 and $2,469,373, respectively, was paid on the leases with the Principal Stockholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1,277,879, $1,105,928 and $977,592 for the years ended March 31, 2003, 2002 and 2001, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Stockholder of $128,959 at March 31, 2003 and $141,818 at March 31, 2002.

     The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, based on the advice of counsel, resolution of such matters will not have a material effect on its financial position or results of operations.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

5. Income Taxes

     The provision for income taxes for the years ended March 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001

Federal:
Current	$1,843,000	$2,018,000	$4,631,000
Deferred	210,000	491,000	(811,000)

	2,053,000	2,509,000	3,820,000
State:
Current	764,000	668,000	1,202,000
Deferred	(158,000)	90,000	(109,000)

	606,000	758,000	1,093,000

	$2,659,000	$3,267,000	$4,913,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2003 and 2002 are as follows:

	2003		2002

		Non-		Non-
	Current	current	Current	current

Deferred tax liabilities:
Tax over book depreciation	$—	$(680,757)	$—	$(36,193)

Total deferred tax liabilities	—	(680,757)	—	(36,193)
Deferred tax assets:
Uniform cost capitalization	96,435	—	162,061	—
Markdown reserve	828,556	—	547,723	—
Accrued vacation	271,143	—	250,379	—
Deferred rent	—	747,038	—	220,685
Other	129,115	—	298,632	—

Total deferred tax assets	1,325,249	747,038	1,258,795	220,685

Total deferred tax asset	$1,325,249	$66,281	$1,258,795	$184,492

Sport Chalet, Inc.

Notes to Financial Statements (continued)

5. Income Taxes (continued)

     A reconciliation of the provision for income taxes for the years ended March 31, 2003, 2002 and 2001 with the amount computed using the federal statutory rate follows:

	2003	2002	2001

Statutory rate, 34% applied to income before taxes	$2,319,000	$2,741,000	$4,141,000
State taxes, net of federal tax effect	398,000	500,000	711,000
Other, net	(58,000)	26,000	61,000

	$2,659,000	$3,267,000	$4,913,000

6. Award Plan and Stock Award

Award Plan

     The Company has an Incentive Award Plan (1992 Plan) under which stock options or other awards to purchase or receive up to 1,500,000, amended from 1,200,000 in fiscal 2003, shares of the Company’s Common Stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over three- to five-year periods and if not exercised, expire five to 10 years from the date of grant. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2003 and 2002, there were 431,999 and 191,999 remaining shares, respectively, reserved for future issuance and available for grant under the Plan.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“Statement 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

6. Award Plans and Stock Award (continued)

Award Plan (continued)

     The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the fair value of options granted in fiscal 2003, 2002 and 2001: weighted-average risk-free interest rates of 4.0%, 4.5% and 6%, respectively; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s common stock of 0.41 for 2003, 0.45 for 2002 and 0.48 for 2001; and a weighted average expected life of the option of five years. The following table presents the effect on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123. Because additional options are expected to be granted each year, the pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.

     On December 20, 2002, the Company’s founder and Principal Stockholder, Norbert Olberz, and his wife, through a family trust, granted an option to purchase all of the shares (currently 4,400,510) of the Company’s Common Stock held by the family trust to a newly formed limited liability company (the “LLC”). The managers of the LLC currently are the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer, who own 59.1% and 39.4% respectively, of the interests in the LLC. Other senior executives of the Company own the remaining interest in the LLC. Under the terms of the grant, the option becomes exercisable for 181 days from the date of death (“vesting” or “measurement” date) of Mr. Olberz, at an exercise price equal to the market price on the date of Mr. Olberz’ death. The option terminates by mutual consent between the family trust and the members of the LLC or in the event that the Company’s Chairman and Chief Executive Officer ceases to be the Chief Executive Officer of the Company. The family trust may borrow against the shares until the vesting date and may also sell shares provided that the family trust maintains ownership of at least 51% of the Company’s shares on a fully diluted basis.

Sport Chalet, Inc.

Notes to Financial Statements (continued)

6. Award Plans and Stock Award (continued)

Award Plan (continued)

     For financial accounting purposes, the grant of the option by the principal stockholder of the Company is being treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC are employees of the Company and no non-employee services will be provided to the Company by the LLC or members of the LLC and, for economic and tax purposes, the LLC is a pass through entity in that all income or losses of the LLC are passed through to its individual members. In addition, vesting of the option, except for the Company’s Chief Financial Officer, is contingent upon continued employment. Because the option has been granted with an exercise price equal to the market price on the measurement date, the Company will not be required to recognize compensation expense in connection with the grant of the option. The fair value of the option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, Accounting for Stock-Based Compensation. The fair value for the option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 4.0%, dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s Common Stock of 0.407 and an expected life of the option of 180 days. For purposes of pro forma disclosures, the estimated fair value of $3,872,000 for the option is being amortized to expense over the option’s vesting period, which has been estimated at nine years.

		March 31
	2003	2002	2001

Net income as reported	$4,160,347	$4,794,147	$7,265,472
Add:
Stock based compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	391,938	286,556	237,737

Pro forma net income	$3,768,409	$4,507,591	$7,027,735

Net Income per share – basic and diluted
As reported – basic	$0.63	$0.73	$1.10
As reported – diluted	$0.60	$0.69	$1.07
Pro forma – basic	$0.57	$0.68	$1.07
Pro forma – diluted	$0.55	$0.66	$1.03

Sport Chalet, Inc.

Notes to Financial Statements (continued)

6. Award Plans and Stock Award (continued)

Award Plan (continued)

     A summary of the Company’s stock option activity and related information follows:

	March 31, 2003		March 31, 2002		March 31, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	912,501	$5.18	851,333	$4.57	760,000	$4.65
Granted	60,000	7.77	154,000	8.54	120,000	3.96
Exercised	(32,834)	4.13	(15,499)	3.62	(3,001)	4.44
Forfeited	—	—	(77,333)	5.67	(25,666)	4.15

Outstanding at end of year	939,667	$5.09	912,501	$5.18	851,333	$4.57

Exercisable at end of year	706,467	$4.35	704,301	$4.71	571,222	$3.97

Weighted average fair value of options granted during the year	—	$3.45	—	$4.16	—	$2.37

Sport Chalet, Inc.

Notes to Financial Statements (continued)

6. Award Plans and Stock Award (continued)

     The following table provides certain information with respect to stock options outstanding and stock options exercisable at year end 2003:

	Stock Options Outstanding			Stock Options Exercisable

			Weighted		Weighted
		Weighted	Average		Average
Range of Exercise		Average	Remaining		Exercise
Prices	Shares	Exercise Price	g Life	Shares	Price

Under $3.00	153,000	$2.38	2.9	153,000	$2.38
$3.00-$4.99	547,667	4.56	5.7	487,667	4.54
$5.00-$6.99	45,000	5.98	5.5	22,000	5.59
$7.00-$8.99	181,000	8.47	8.1	36,533	8.41
Above $8.99	13,000	9.16	6.0	7,267	9.15

	939,667	$5.09	5.7	706,467	$4.35

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

     The Company granted loans to employees to pay the income taxes associated with certain stock awards granted and expensed in fiscal 1999 and fiscal 2001. These loans bear interest at 6% and were originally payable over four years and secured by the awarded shares. In 2003 a two-year extension was granted. At March 31, 2003 and 2002 the loan balance was $109,905 and $215,468, respectively.

7. Employee Retirement Plan

     Effective April 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the 401(k) Plan). All employees who have been employed by the Company for at least three months of service (provided that such service represents a minimum of 1,000 hours worked during the year) and are at least 21 years of age are eligible to participate. Employees may contribute to the 401(k) Plan up to 24% of their current compensation, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee’s current compensation. The Company expense related to this plan was $147,291, $123,158 and $118,742 for the years ended March 31, 2003, 2002 and 2001, respectively.

8. Quarterly Results of Operations (Unaudited)

     A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003
Net sales	$51,205	$56,327	$72,271	$58,230
Gross profit	13,781	16,786	22,644	16,083
Income from operations	182	2,445	4,352	147
Net income	84	1,417	2,606	53
Basic earnings per share	$0.01	$0.21	$0.39	$0.01
Diluted earnings per share	$0.01	$0.20	$0.38	$0.01

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002	$47,949	$54,658	$67,429	$57,312
Net sales	$47,949	$54,658	$67,429	$57,312
Gross profit	14,975	15,666	19,544	15,073
Income from operations	2,062	2,215	3,767	89
Net income	1,283	1,324	2,185	2
Basic earnings per share	$0.19	$0.20	$0.33	$0.00
Diluted earnings per share	$0.18	$0.19	$0.31	$0.00

9. Other Accrued Expenses

     Other accrued expenses consist of the following:

	March 31
	2003	2002

Outstanding gift certificates and store credits	$1,973,474	$1,613,258
Accrued sales tax	1,400,646	1,551,435
Other	1,667,633	843,515

Other accrued expenses	$5,041,753	$4,008,208

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 20, 2003.

SPORT CHALET, INC. (Registrant)

By:	/s/ CRAIG L. LEVRA

Craig L. Levra, Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky, Executive Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

/s/ NORBERT OLBERZ

Norbert Olberz, Chairman Emeritus and Director

/s/ JOHN R. ATTWOOD

John R. Attwood, Director

/s/ AL D. MCCREADY

Al D. McCready, Director

/s/ ERIC S. OLBERZ

Eric S. Olberz, Director

/s/ KENNETH OLSEN

Kenneth Olsen, Director

/s/ FREDERICK H. SCHNEIDER.

Frederick H. Schneider, Director

CERTIFICATION

I, Craig Levra, certify that:

1.	I have reviewed this annual report on Form 10-K of Sport Chalet, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant. as of and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003	/s/ Craig Levra

Craig Levra, Chief Executive Officer

CERTIFICATION

I, Howard Kaminsky, certify that:

1.	I have reviewed this annual report on Form 10-K of Sport Chalet, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003	/s/ Howard Kaminsky

Howard Kaminsky, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation.	(1)

3.2	Bylaws.	(1)

3.2.1	Amendment to Bylaws effective August 1, 2001.	(9)

4.1	Form of Certificate for the Common Stock.	(1)

10.1	1992 Incentive Award Plan of the Company.	(2)

10.1.1	Amendments to 1992 Plan	†

10.1.2	Amendments to 1992 Plan	†

10.2	Form of Nonemployee Director Stock Option Incentive Award Agreement.	(2)

10.3	Form of Key Employee Stock Option Incentive Award Agreement.	(2)

10.4	Form of Director and Officer Indemnification Agreement.	(2)

10.5	Form of Employee Stock Option Incentive Award Agreement.	(3)

10.6	Huntington Beach store lease between the Company and Huntington Beach Properties, Inc., a California Corporation, dated August 25, 1994.	(4)

10.7	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America National Trust and Savings Association.	(5)

10.8	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(6)

10.9	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(7)

10.10	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, National Trust and Savings Association.	(8)

10.11	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, National Trust and Savings Association.	(10)

10.12	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, National Trust and Savings Association.	(11)

10.13	Lease for La Canada office dated a of October 1, 2002,between the Company and La Canada Properties, Inc.	(12)

10.14	Employment agreement dated as of November 15, 2002, between the Company and Craig L. Levra.	(13)

10.15	Employment agreement dated as of November 15, 2002, between the Company and Howard K. Kaminsky.	(13)

10.16	Employment agreement dated as of November 15, 2002, between the Company and Dennis D. Trausch.	(13)

10.17	Employment agreement dated as of November 15, 2002, between the Company and Claudia G. Reich.	(13)

EXHIBIT
NUMBER	DESCRIPTION
23	Consent of Independent Auditors	†

99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†

†	Filed as part of this Annual Report on Form 10-K

(1)	Incorporated by reference to Exhibits 3.1, 3.2 and 4.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibits 10.17 through 10.23, to the Company’s Registration Statement on Form S-1 (Registration Statement and No. 33-53120).

(3)	Incorporated by reference to Exhibits 4.5 to the Company’s Registration Statement on Form S-8 (Registration Statement and No. 33-61612).

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

(5)	Incorporated by reference to Exhibit 10.37, 10.38 and 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(6)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference to Exhibit 10.45 through Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2000.

(9)	Incorporated by reference to Exhibit 3.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June September 30, 2001.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2001.

(11)	Incorporated by reference to Exhibits 10.54 and 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 21, 2002.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002.

(13)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2002.