Form 10-Q
period 2003-06-30
SPORT CHALET INC
filed 2003-07-31
CIK 892907

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number: 0-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Sport Chalet Drive, La Canada, CA 91011
(Address of principal executive offices)

(818) 949-5301
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes      No X

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 30, 2003: 6,630,334

SPORT CHALET, INC.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	June 30,

	2003	2002

Net sales	$53,309,276	$51,204,660
Cost of goods sold, buying and occupancy	38,536,263	37,423,341

Gross profit	14,773,013	13,781,319
Selling, general and administrative expenses	15,721,469	13,599,489

Income (loss) from operations	(948,456)	181,830
Interest expense	(34,010)	(39,942)

Income (loss) before taxes	(982,466)	141,888
Income tax (benefit) provision	(389,000)	58,000

Net (loss) income	$(593,466)	$83,888

Earnings (loss) per share:
Basic	$(0.09)	$0.01

Diluted	$(0.09)	$0.01

Weighted average number of common shares outstanding:
Basic	6,629,667	6,603,945

Diluted	6,629,667	7,006,165

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash	$6,514,298	$4,230,003
Accounts receivable, less allowance of $25,000	776,513	1,090,519
Merchandise inventories	59,500,709	50,886,630
Prepaid expenses and other current assets	2,272,779	2,038,588
Refundable income taxes	322,896	58,990
Deferred income taxes	1,475,008	1,325,249

Total current assets	70,862,203	59,629,979
Furniture, equipment and leasehold improvements-net	27,590,880	27,095,314
Deferred income taxes	143,874	66,281
Other assets	103,630	109,905

Total assets	$98,700,587	$86,901,479

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$6,954,995	$5,764,355
Accounts payable	18,948,007	9,353,444
Salaries and wages payable	2,790,744	2,191,335
Other accrued expenses	5,871,842	5,041,753

Total current liabilities	34,565,588	22,350,887
Deferred rent	5,443,437	5,276,696
Stockholders’ equity Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares — none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000
Issued and outstanding shares - 6,630,334 at June 30, 2003 and 6,628,334 at March 31, 2003	66,303	66,283
Additional paid-in capital	22,132,481	22,121,369
Retained earnings	36,492,778	37,086,244

Total stockholders’ equity	58,691,562	59,273,896

Total liabilities and stockholders’ equity	$98,700,587	$86,901,479

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,

	2003	2002

Operating activities
Net (loss) income	$(593,466)	$83,888
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,452,000	1,377,000
Loss on disposal of furniture, eqipment and leasehold improvements	244,821	—
Deferred income taxes	(227,352)	(101,570)
Tax benefit on employee stock options	2,257	24,392
Changes in operating assets and liabilities:
Accounts receivable	314,006	(379,852)
Merchandise inventories	(8,614,079)	(7,456,041)
Refundable income taxes	(263,906)	35,177
Prepaid expenses and other current assets	(234,191)	(276,115)
Bank overdraft	1,190,640	680,422
Accounts payable	9,594,563	3,793,196
Salaries and wages payable	599,409	148,557
Other accrued expenses	830,089	929,272
Deferred rent	166,741	136,986

Net cash provided by (used in) operating activities	4,461,532	(1,004,688)
Investing activities
Purchase of furniture, equipment and leasehold improvements	(2,192,387)	(570,343)
Other assets	6,275	17,413

Net cash used in investing activities	(2,186,112)	(552,930)
Financing activities
Proceeds from bank borrowing	—	25,325,000
Repayments of bank borrowing	—	(23,945,000)
Proceeds from exercise of stock options	8,875	34,857

Net cash provided by financing activities	8,875	1,414,857

Increase (decrease) in cash and cash equivalents	2,284,295	(142,761)
Cash and cash equivalents at beginning of period	4,230,003	4,273,485

Cash and cash equivalents at end of period	$6,514,298	$4,130,724

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$100,000	$100,000
Interest	—	12,242

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

     The financial data at March 31, 2003 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Earnings (loss) per Share

     Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended
	June 30,

	2003	2002

Net (loss) income	$(593,466)	$83,888
Weighted average number of common shares:
Basic	6,629,667	6,603,945
Effect of dilutive securities stock options	—	402,220

Diluted	6,629,667	7,006,165

Earnings (loss) per share:
Basic	$(0.09)	$0.01
Effect of dilutive securities	$0.00	$0.00

Diluted	$(0.09)	$0.01

An aggregate of 937,667 options were excluded from the 2003 computation of diluted earnings per share as their effect would have been anti-dilutive.

3.	Stock Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and Amendment of FASB Statement No. 123” (“SFAS No.148”). SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effects on reporting. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) would have been (in thousands except per share information):

	Three months ended June 30,

	2003	2002

Net (loss) income as reported	$(593,466)	$83,888
Add:
Stock based compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	134,202	78,846

Pro forma net (loss) income	$(727,668)	$5,042

Earning (loss) per share — basic and diluted
As reported — basic	$(0.09)	$0.01
As reported — diluted	$(0.09)	$0.01
Pro forma — basic	$(0.11)	$0.00
Pro forma — diluted	$(0.11)	$0.00

     There were no grants for the quarter ended June 30, 2003. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003; expected volatility of 41%; risk-free interest rate of 4.0% expected lives from one to four years and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

4.	New Accounting Pronouncements

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

     Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.

     The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under Item 1-Financial Statements above.

Results of Operations

     The following tables set forth statements of operations data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Three months ended June 30,

	2003		2002

	Amount	Percent	Amount	Percent

Net sales	$53,309	100.0%	$51,205	100.0%
Gross profit	14,773	27.7%	13,781	26.9%
Selling, general and administrative expenses	15,721	29.5%	13,599	26.6%
Income (loss) from operations	(948)	(1.8%)	182	0.4%
Interest expense	(34)	(0.1%)	(40)	(0.1%)
Income (loss) before taxes	(982)	(1.8%)	142	0.3%
Net (loss) income	(593)	(1.1%)	84	0.2%
Earnings (loss) per share:
Basic	$(0.09)		$0.01
Diluted	$(0.09)		$0.01

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Sales increased from $51.2 million for the three months ended June 30, 2002 to $53.3 million for the same period this year, a 4.1% increase. The increase is the result of opening two new stores in late November 2002, offset by a comparable store sales decrease of 2.1%. The same store sales decrease results primarily from unseasonably cold weather throughout the period which impacted sales of spring and summer related merchandise. Same store sales are based upon stores opened throughout both periods.

     Gross profit as a percent of sales increased from 26.9% for the three months ended June 30, 2002 to 27.7% for the same period this year primarily due to a tight inventory management focus. This focus yielded better inventory procurement and administration as compared to the prior year when consumer purchasing trended towards value merchandise producing higher then anticipated markdowns. The improvement in merchandise margins was partially offset by the effects of the decrease in same store sales which caused occupancy costs to increase by 60 basis points in the current period as compared to the same period last year.

     Selling, general and administrative expenses, as a percent of sales, increased from 26.6% for the three months ended June 30, 2002, to 29.5% for the same period this year. The increase is primarily a result of the decline in same store sales, higher advertising expense attributable to the timing of vendor reimbursements, the write-off of undepreciated assets as a result of two large-scale remodels, and additional labor costs relating to the installation of new warehouse management software.

     The effective income tax rate was 40.9% for the three months ended June 30, 2002 compared to 39.6% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $84,000, or $0.01 per diluted share, for the three months ended June 30, 2002 to a loss of $593,000, or $0.09 per diluted share, for the same period this year, primarily as a result of a decline in same store sales and increased selling, general and administrative expense.

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

     Net cash provided by operating activities is primarily the result of net income (loss), adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the three months ended June 30, 2003, $4.5 million was generated compared to $1.0 million used by operating activities for the same period last year.

     Inventories increased by $8.6 million and $7.5 million for the three months ended June 30, 2003 and 2002, respectively, compared to the respective year-end balances primarily due to the seasonal build-up of summer related inventory. Inventory at June 30, 2003 is $4.1 million greater than the same period last year primarily as a result of the opening of two stores since the end of this period in the prior year. The average inventory per store decreased slightly, 0.2%, at June 30, 2003 as compared to June 30, 2002, as the Company has focused on inventory management in the face of inconsistent sales trends.

     Bank overdraft represents the total of checks in transit in excess of cash on hand. The overdraft is expected to continue and fluctuate due to the timing of vendor payments. Historically accounts payable has increased as inventory increases. In the three months ended June 30, 2003, accounts payable combined with the bank overdraft increased by $10.8 million as compared to $4.5 million for the three months ended June 30, 2002. The relative change as compared to inventory levels is primarily the result of the timing of inventory receipts during the quarter.

     Net cash used in investing activities for the three months ended June 30, 2003 was $2.2 million compared to $553,000 for the same period ended June 30, 2002, primarily resulting from capital expenditures for two large scale remodels of mature stores during the quarter.

     Net cash provided by financing activities reflects advances and repayment of borrowings under the Company’s revolving credit facility. Due to improved inventory management the Company did not borrow on this facility during the quarter.

     The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, less the amount of any outstanding draws, up to a $1.5 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus .25% (4.0% at June 30, 2003) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2003, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     The Company’s primary contractual obligations and commitments as of March 31, 2003, are its store leases with initial terms expiring from 2004 through 2020 and typically provide for multiple five-year renewal option:

Payments due by period:	Operating Leases

Through March 31, 2004	$16,210,179
2 - 3 years	34,067,581
4 - 5 years	30,257,199
After 5 years	62,902,620

Total	$143,437,579

     All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses, although in some cases, the Company expects that percentage rent will more than offset the base rental amounts.

     No cash dividends were declared on Common Stock in fiscal 2003. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

     The Company’s significant accounting policies are described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements

     Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market. The Company considers cost to include direct cost of merchandise, plus internal costs associated with merchandise procurement, storage and handling. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value; a reserve is recorded to reduce the carrying value to market value as necessary. A determination of market value requires estimates and judgment based on the Company’s historical markdown experience and anticipated markdowns based on future merchandising and advertising plans, seasonal considerations, expected business trends and other factors.

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

Factors That May Affect Future Results

     The Company’s short and long-term success is subject to many factors that are beyond the Company’s control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Report on Form l0-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

     Economic Conditions. The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by the Company is generally a discretionary expense for its customers. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits has had, and may in the future have, a materially adverse effect on the Company’s results of operations.

     Competition. The sporting goods business and the retail environment are highly competitive, and the Company competes with national, regional and local full-line sporting goods chains, specialty stores, supplier owned stores, discount and department stores, and e-tailers. A number of the Company’s competitors are larger and have greater resources than the Company.

     Regional Market Concentration. Currently, all of the Company’s stores are located in Southern California and the Las Vegas area of Nevada. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by Southern California residents has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on the Company’s net sales and profitability and this could also affect the Company’s ability to implement its planned growth. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

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

     In addition, the Company’s expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among the Company’s stores, added strain on the Company’s distribution center, additional information to be processed by the Company’s information systems and diversion of management attention from ongoing operations. The Company faces additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to the Company’s unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than the Company’s existing markets. To the extent that the Company is not able to meet these new challenges, net sales could decrease and operating costs could increase. Furthermore, a decline in the Company’s overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in the Company’s markets may adversely affect the Company’s current growth plan. There can be no assurance that the Company will possess sufficient funds to finance the expenditures related to its planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

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

     Management of Growth. Since its inception, the Company has experienced periods of rapid growth. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company’s management, information systems, inventory management and distribution facilities. Any failure to timely enhance the Company’s operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company’s results of operations.

     Dependence on Key Personnel. The Company depends on the continued service of its senior management. The loss of the services of any key employee could hurt the business. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may adversely affect future results.

     Seasonality. The Company’s sales volume increases significantly during the Holiday season as is typical with other sporting goods retailers. In addition, the Company’s product mix has historically emphasized cold weather sporting goods increasing the seasonality of the Company’s business. In recent years the months of November, December and January represent between 31% and 33%, of the Company’s total net sales, while winter-related products ranged from 15% to 19% of total net sales. The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Suppliers in the ski and snowboard industry require the Company to make commitments for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, the Company places its orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, the Company may be required to mark down its winter apparel and equipment.

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

     Closely Controlled Stock. At July 31, 2003, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder, owned approximately 66% of the Company’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

     Information Systems are Vulnerable. The Company’s success, in particular the Company’s ability to successfully manage inventory levels and its centralized distribution system, largely depends upon the efficient operation of the Company’s computer hardware and software systems. The Company uses information systems to track inventory information at the store level, replenish inventory from the Company’s warehouse, and aggregate daily sales information among other things. These systems and the Company’s operations are vulnerable to damage or interruption from:

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

     Item 4. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

     There were no changes in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

     Item 2. Changes in Securities and Use of Proceeds.

     The Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the “Retirement Plan”) effective April 1, 1997. Eligible employee participants are permitted to make voluntary contributions to the Retirement Plan, through payroll deductions which may be matched, in part, by the Company’s contributions. Such contributions can be used by the participant to purchase interests in certain mutual funds or shares of the Company’s Common Stock.

     Since October 1, 1999, 114 past and current participants in the Retirement Plan have purchased an aggregate of 17,286 shares of the Company’s Common Stock by means of employee contributions at an average price of $7.89 per share. Forty-one of these participants are no longer employed by the Company, and 12,641 shares purchased with the employee contributions have been sold during such period at an average price of $7.02 per share. All purchases and sales of shares were handled by an independent trustee in open market transactions at prevailing market prices.

     The Company has learned that it unintentionally did not register the participation interests in the Retirement Plan or the Common Stock purchased under the Retirement Plan. Accordingly, the Company has filed a Registration Statement on Form S-8 for an indeterminate number of participation interests and 50,000 shares of the Company’s Common Stock that may be issued in the future under the Retirement Plan.

     Item 3. Defaults Upon Senior Securities.

     Not Applicable

     Item 4. Submission of Matters to a Vote of Securities Holders.

     None

     Item 5. Other Information.

Stockholder Proposals

     The proxy materials for the 2003 annual meeting of the stockholders to be held on August 1, 2003 were mailed to stockholders of the Company on June 20, 2003. Under certain circumstances, stockholders are entitled to present proposals at stockholder’s meetings. Any such proposal to be included in the proxy statement for the Company’s 2004 annual meeting of stockholders must be submitted by a stockholder prior to February 22, 2004 in a form that complies with applicable regulations. In the event a stockholder proposal is not submitted to the Company prior to May 7, 2004, the proxies solicited by the Board of Directors for the 2004 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2004 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

     Item 6.Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

SPORT CHALET, INC.

DATE: July 31, 2003	By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)