Form 10-Q
period 2003-09-30
SPORT CHALET INC
filed 2003-11-05
CIK 892907

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes [  ] No [X]

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 31, 2003: 6,635,334

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

     Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$61,818,702	$56,327,344	$115,127,978	$107,532,004
Cost of goods sold, buying and occupancy	43,305,377	39,541,506	81,841,640	76,964,847

Gross profit	18,513,325	16,785,838	33,286,338	30,567,157
Selling, general and administrative expenses	15,580,745	14,340,812	31,302,214	27,940,301

Income from operations	2,932,580	2,445,026	1,984,124	2,626,856
Interest expense	(55,746)	(84,585)	(89,756)	(124,527)

Income before taxes	2,876,834	2,360,441	1,894,368	2,502,329
Income tax provision	1,149,000	943,000	760,000	1,001,000

Net income	$1,727,834	$1,417,441	$1,134,368	$1,501,329

Earnings per share:
Basic	$0.26	$0.21	$0.17	$0.23

Diluted	$0.25	$0.20	$0.16	$0.22

Weighted average number of common shares outstanding:
Basic	6,633,667	6,617,667	6,631,667	6,610,806

Diluted	6,944,024	6,939,971	6,937,438	6,970,037

See accompanying notes.

SPORT CHALET, INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash	$3,665,797	$4,230,003
Accounts receivable, less allowance of $25,000	1,002,537	1,090,519
Merchandise Inventories	61,725,465	50,886,630
Prepaid expenses and other current assets	2,281,159	2,038,588
Refundable income taxes	—	58,990
Deferred income taxes	1,279,815	1,325,249

Total current assets	69,954,773	59,629,979
Furniture, equipment and leasehold improvements-net	27,545,941	27,095,314
Deferred income taxes	261,257	66,281
Other assets	96,441	109,905

Total assets	$97,858,412	$86,901,479

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$5,197,929	$5,764,355
Accounts payable	18,940,155	9,353,444
Salaries and wages payable	1,927,191	2,191,335
Income taxes payable	746,488	—
Other accrued expenses	5,022,864	5,041,753

Total current liabilities	31,834,627	22,350,887
Deferred rent	5,571,957	5,276,696
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares – 6,635,334 at September 30, 2003 and 6,628,334 at March 31, 2003	66,353	66,283
Additional paid-in capital	22,164,863	22,121,369
Retained earnings	38,220,612	37,086,244

Total stockholders’ equity	60,451,828	59,273,896

Total liabilities and stockholders’ equity	$97,858,412	$86,901,479

See accompanying notes.

SPORT CHALET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,

	2003	2002

Operating activities
Net income	$1,134,368	$1,501,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,986,396	2,674,465
Loss on disposal of furniture, equipment and leasehold improvements	244,821	—
Deferred income taxes	(149,542)	(380,570)
Tax benefit on employee stock options	4,134	45,087
Changes in operating assets and liabilities:
Accounts receivable	87,982	(768,020)
Merchandise inventories	(10,838,835)	(13,760,675)
Refundable income taxes	58,990	448,760
Prepaid expenses and other current assets	(242,571)	31,695
Bank overdraft	(566,426)	(2,311,007)
Accounts payable	9,586,711	8,886,829
Salaries and wages payable	(264,144)	(601,560)
Income taxes payable	746,488	61,707
Other accrued expenses	(18,889)	658,721
Deferred rent	295,261	248,896

Net cash provided by (used in) operating activities	3,064,744	(3,264,343)
Investing activities
Purchase of furniture, equipment and leasehold improvements	(3,681,844)	(2,381,663)
Other assets	13,464	28,629

Net cash used in investing activities	(3,668,380)	(2,353,034)
Financing activities
Proceeds from bank borrowing	—	27,830,000
Repayments of bank borrowing	—	(23,945,000)
Proceeds from exercise of stock options	39,430	88,108

Net cash provided by financing activities	39,430	3,973,108

Decrease in cash and cash equivalents	(564,206)	(1,644,269)
Cash and cash equivalents at beginning of period	4,230,003	4,273,485

Cash and cash equivalents at end of period	$3,665,797	$2,629,216

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$100,000	$229,000
Interest	—	32,172

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

2. Earnings per Share

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income	$1,727,834	$1,417,441	$1,134,368	$1,501,329
Weighted average number of common shares:
Basic	6,633,667	6,617,667	6,631,667	6,610,806
Effect of dilutive securities-stock options	310,357	322,304	305,771	359,231

Diluted	6,944,024	6,939,971	6,937,438	6,970,037

Earnings per share:
Basic	$0.26	$0.21	$0.17	$0.23
Effect of dilutive securities	$0.01	$0.01	$0.01	$0.01

Diluted	$0.25	$0.20	$0.16	$0.22

3. Stock Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and Amendment of FASB Statement No. 123” (“SFAS No.148”). SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effects on reporting. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company’s net income would have been (in thousands except per share information):

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income as reported	$1,727,834	$1,417,441	$1,134,368	$1,501,329
Add:
Stock based compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	131,268	81,112	265,470	159,958

Pro forma net income	$1,596,566	$1,336,328	$868,898	$1,341,370

Earning per share – basic and diluted
As reported – basic	$0.26	$0.21	$0.17	$0.23
As reported – diluted	$0.25	$0.20	$0.16	$0.22
Pro forma – basic	$0.24	$0.20	$0.13	$0.20
Pro forma – diluted	$0.23	$0.20	$0.13	$0.20

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004; expected volatility of 41%; risk-free interest rate of 4.0% expected lives from one to four years and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

     The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under Item 1 — Financial Statements above.

Results of Operations

     The following tables set forth statements of operations data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Three months ended September 30,				Six months ended September 30,

	2003		2002		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$61,819	100.0%	$56,327	100.0%	$115,128	100.0%	$107,532	100.0%
Gross profit	18,513	29.9%	16,786	29.8%	33,286	28.9%	30,567	28.4%
Selling, general and administrative expenses	15,581	25.2%	14,341	25.5%	31,302	27.2%	27,940	26.0%
Income from operations	2,932	4.7%	2,445	4.3%	1,984	1.7%	2,627	2.4%
Interest expense	(56)	-0.1%	(85)	-0.2%	(90)	-0.1%	(125)	-0.1%
Income before taxes	2,876	4.7%	2,360	4.2%	1,894	1.6%	2,502	2.3%
Net income	1,727	2.8%	1,417	2.5%	1,134	1.0%	1,501	1.4%
Earnings per share:
Basic	$0.26		$0.21		$0.17		$0.23
Diluted	$0.25		$0.20		$0.16		$0.22

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Sales increased from $56.3 million for the three months ended September 30, 2002 to $61.8 million for the same period this year, a 9.8% increase. The increase is the result of opening two new stores in late November 2002, aided by a comparable store sales increase of 3.7%. Same store sales are based upon stores opened throughout both periods.

     Gross profit as a percent of sales increased from 29.8% for the three months ended September 30, 2002, to 29.9% for the same three month period ended September 30, 2003. The increase in gross profit was primarily due to lower markdowns in dollars and as a percent of sales attributed to the Company’s focus on improved inventory procurement and administration.

     Selling, general and administrative expenses, as a percent of sales, decreased from 25.5% for the three months ended September 30, 2002, to 25.2% for the same period this year. The decrease is primarily a result of higher same store sales.

     The effective income tax rate was 39.9% for the three months ended September 30, 2002 and September 30, 2003. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $1.4 million, or $0.20 per diluted share, for the three months ended September 30, 2002, to $1.7 million, or $0.25 per diluted share, for the same period this year, primarily as a result of lower markdowns and increased same store sales.

     Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. Sales increased from $107.5 million for the six months ended September 30, 2002 to $115.1 million for the same period this year, a 7.1% increase. The increase is the result of opening two new stores in late November 2002, aided by a comparable store sales increase of 1.0%. Same store sales are based upon stores opened throughout both periods.

     Gross profit as a percent of sales increased from 28.4% for the six months ended September 30, 2002, to 28.9% for the same six month period ended September 30, 2003. The increase in gross profit was primarily due to lower markdowns in dollars and as a percent of sales attributed to the Company’s focus on improved inventory procurement and administration.

     Selling, general and administrative expenses, as a percent of sales, increased from 26.0% for the six months ended September 30, 2002, to 27.2% for the same period this year. The increase is primarily a result of higher advertising expense attributed to the timing of vendor reimbursements and the write-off of undepreciated assets as a result of two large-scale store remodels in the first quarter, offset in part by the increase in same store sales.

     The effective income tax rate was 40.0% for the six months ended September 30, 2002, compared to 40.1% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

     Net income decreased from $1.5 million, or $0.22 per diluted share, for the six months ended September 30, 2002, to $1.1 million, or $0.16 per diluted share, for the same period this year, primarily as a result of increased advertising expense and the costs associated with remodels.

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

     Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the six months ended September 30, 2003, $3.1 million was generated compared to $3.3 million used by operating activities for the same period last year.

     Inventories increased by $10.8 million and $13.8 million for the six months ended September 30, 2003 and 2002, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory. The average inventory per store decreased by 7.1% at September 30, 2003 compared to September 30, 2002, as the Company has focused on inventory management. As a result, inventory at September 30, 2003 is only slightly greater than the same period last year notwithstanding the opening of two stores since the end of this period in the prior year.

     Bank overdraft represents the total of checks in transit in excess of cash on hand. The overdraft is expected to continue and fluctuate due to the timing of vendor payments. Historically, accounts payable has increased as inventory increases. In the six months ended September 30, 2003, accounts payable combined with the bank overdraft increased by $9.0 million compared to $6.6 million for the six months ended September 30, 2002. The relative change as compared to inventory levels is primarily the result of the timing of inventory receipts during the period.

     Net cash used in investing activities for the six months ended September 30, 2003 was $3.7 million compared to $2.4 million for the same period ended September 30, 2002; the increase is primarily the result of capital expenditures for two large scale remodels of mature stores during the period. As a result of the Company’s continued expansion it will spend approximately $3.6 million in opening three locations this fall, and has so far committed to three new store sites in fiscal 2005, for which forecasted capital expenditures are expected to be $3.2 million

     Net cash provided by financing activities reflects advances and repayment of borrowings under the Company’s revolving credit facility. Due to improved inventory management the Company did not borrow on this facility during the period ended September 30, 2003.

     The Company’s amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus .25% (4.25% at September 30, 2003) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

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

     Closely Controlled Stock. At October 30, 2003, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder, owned approximately 66% of the Company’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

     Not Applicable

     Item 3. Defaults Upon Senior Securities.

     Not Applicable

     Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of stockholders on August 1, 2003, the two Class 2 directors, John Attwood and Craig Levra, were re-elected to the Company’s Board of Directors. There were 6,548,577, and 6,452,212 votes for and 18,825, and 115,490 votes withheld, respectively, for each of John Attwood and Craig Levra. The Company’s Class 1 directors, Al McCready, Eric Olberz and Fredrick Schneider, and Class 3 directors, Norbert Olberz and Kenneth Olsen, continue to serve on the Board. The terms of the Class 1, 2 and 3 directors presently expire at the annual meeting of stockholders in 2005, 2006 and 2004, respectively.

     Item 5. Other Information.

Stockholder Proposals

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

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Amendment No. 5 to Loan Agreement, dated as of September 25, 2003, between Bank of America, N.A. and Sport Chalet, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: November 5, 2003	By: /s/ Howard K. Kaminsky

Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)