Form 10-Q
period 2003-12-31
SPORT CHALET INC
filed 2004-02-09
CIK 892907

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 0-20736

Sport Chalet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Sport Chalet Drive, La Canada, CA 91011
(Address of principal executive offices)

(818) 949-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of January 31, 2004: 6,658,534

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

     Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	$79,704,678	$72,271,486	$194,832,656	$179,803,490
Cost of goods sold, buying and occupancy	53,743,477	49,627,384	135,585,117	126,592,231

Gross profit	25,961,201	22,644,102	59,247,539	53,211,259
Selling, general and administrative expenses	20,807,415	18,292,489	52,109,629	46,232,790

Income from operations	5,153,786	4,351,613	7,137,910	6,978,469
Interest expense	72,314	147,858	162,070	272,385

Income before taxes	5,081,472	4,203,755	6,975,840	6,706,084
Income tax provision	1,997,000	1,598,000	2,757,000	2,599,000

Net income	$3,084,472	$2,605,755	$4,218,840	$4,107,084

Earnings per share:
Basic	$0.46	$0.39	$0.64	$0.62

Diluted	$0.44	$0.38	$0.61	$0.59

Weighted average number of common shares outstanding:
Basic	6,650,801	6,618,334	6,635,730	6,613,315

Diluted	7,028,838	6,910,809	6,960,235	6,952,949

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash	$4,879,670	$4,230,003
Accounts receivable, less allowance of $25,000	1,451,681	1,090,519
Merchandise inventories	70,898,747	50,886,630
Prepaid expenses and other current assets	2,599,595	2,038,588
Refundable income taxes	—	58,990
Deferred income taxes	1,903,691	1,325,249

Total current assets	81,733,384	59,629,979
Furniture, equipment and leasehold improvements-net	28,952,722	27,095,314
Deferred income taxes	34,089	66,281
Other assets	102,799	109,905

Total assets	$110,822,994	$86,901,479

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$—	$5,764,355
Accounts payable	22,616,829	9,353,444
Salaries and wages payable	4,393,700	2,191,335
Income taxes payable	2,334,309	—
Other accrued expenses	12,098,769	5,041,753

Total current liabilities	41,443,607	22,350,887
Deferred rent	5,690,503	5,276,696
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares - 6,658,534 at December 31, 2003 and 6,628,334 at March 31, 2003	66,585	66,283
Additional paid-in capital	22,317,215	22,121,369
Retained earnings	41,305,084	37,086,244

Total stockholders’ equity	63,688,884	59,273,896

Total liabilities and stockholders’ equity	$110,822,994	$86,901,479

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,

	2003	2002

Operating activities
Net income	$4,218,840	$4,107,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,498,396	4,206,878
Loss on disposal of furniture, equipment and leasehold improvements	301,648	30,235
Deferred income taxes	(546,250)	1,015,356
Tax benefit on employee stock options	29,951	45,087
Changes in operating assets and liabilities:
Accounts receivable	(361,162)	(1,277,262)
Merchandise inventories	(20,012,117)	(15,021,467)
Refundable income taxes	58,990	448,760
Prepaid expenses and other current assets	(561,007)	(67,203)
Bank overdraft	(5,764,355)	(7,192,258)
Accounts payable	13,263,385	8,203,326
Salaries and wages payable	2,202,365	1,309,321
Income taxes payable	2,334,309	554,795
Other accrued expenses	7,057,016	5,281,754
Deferred rent	413,807	442,473

Net cash provided by operating activities	7,133,816	2,086,879
Investing activities
Purchase of furniture, equipment and leasehold improvements	(6,657,452)	(5,245,426)
Other assets	7,106	98,244

Net cash used in investing activities	(6,650,346)	(5,147,182)
Financing activities
Proceeds from bank borrowing	10,150,000	53,523,424
Repayments of bank borrowing	(10,150,000)	(53,523,424)
Proceeds from exercise of stock options	166,197	88,108

Net cash provided by financing activities	166,197	88,108

Increase (decrease) in cash and cash equivalents	649,667	(2,972,195)
Cash and cash equivalents at beginning of period	4,230,003	4,273,485

Cash and cash equivalents at end of period	$4,879,670	$1,301,290

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$880,000	$535,000
Interest	64,288	157,203

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the periods presented have been included.

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

2. Earnings per Share

     Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net Income	$3,084,472	$2,605,755	$4,218,840	$4,107,084
Weighted average number of common shares:
Basic	6,650,801	6,618,334	6,635,730	6,613,315
Effect of dilutive securities-stock options	378,038	292,475	324,505	339,634

Diluted	7,028,838	6,910,809	6,960,235	6,952,949

Earnings per share:
Basic	$0.46	$0.39	$0.64	$0.62
Effect of dilutive securities	$0.02	$0.01	$0.03	$0.03

Diluted	$0.44	$0.38	$0.61	$0.59

3. Stock Compensation

     The Financial Accounting Standards Board’s (“FASB”) SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and Amendment of FASB Statement No. 123” (“SFAS No.148”) amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effects on reporting. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company’s net income would have been (in thousands except per share information):

	Three months ended		Nine months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net Income as reported	$3,084,472	$2,605,755	$4,218,840	$4,107,084
Add:
Stock based compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	134,583	92,553	400,053	252,511

Pro forma net income	$2,949,889	$2,513,202	$3,818,787	$3,854,573

Earning per share – basic and diluted
As reported – basic	$0.46	$0.39	$0.64	$0.62
As reported – diluted	$0.44	$0.38	$0.61	$0.59
Pro forma – basic	$0.44	$0.38	$0.58	$0.58
Pro forma – diluted	$0.42	$0.36	$0.55	$0.55

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004: expected volatility of 41%; risk-free interest rate of 4.0%; expected lives from one to four years; and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

5. Reclassification

     Certain reclassifications were made to the prior year financial statements to conform to current year presentation with regards to the consolidated statement of cash flows.

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

     The following should be read in conjunction with the Company’s consolidated financial statements and related notes thereto provided under Item 1 – Financial Statements above.

Results of Operations

     The following tables set forth statements of operations data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Three months ended December 31,				Nine months ended December 31,

	2003		2002		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$79,705	100.0%	$72,271	100.0%	$194,833	100.0%	$179,803	100.0%
Gross profit	25,961	32.6%	22,644	31.3%	59,248	30.4%	53,211	29.6%
Selling, general and administrative expenses	20,807	26.1%	18,292	25.3%	52,110	26.7%	46,233	25.7%
Income from operations	5,154	6.5%	4,352	6.0%	7,138	3.7%	6,978	3.9%
Interest expense	72	0.1%	148	0.2%	162	0.1%	272	0.2%
Income before taxes	5,082	6.4%	4,204	5.8%	6,976	3.6%	6,706	3.7%
Net income	3,084	3.9%	2,606	3.6%	4,219	2.2%	4,107	2.3%
Earnings per share:
Basic	$0.46		$0.39		$0.64		$0.62
Diluted	$0.44		$0.38		$0.61		$0.59

     Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. Sales increased $7.4 million, or 10.3%, from $72.3 million for the three months ended December 31, 2002 to $79.7 million for the same period this year. The increase is the result of opening five new stores which contributed $5.4 million in sales, or 7.4%, as well as a same store sales increase of $2.0 million, or 2.9%. Two of the new stores were opened in the third quarter of 2003 and three were opened in the third quarter of 2004. Same store sales are based upon stores opened throughout both periods.

     Gross profit increased $3.3 million, or 14.6%, primarily from increased sales. As a percent of sales, gross profit increased from 31.3% for the three months ended December 31, 2002 to 32.6% for the three month period ended December 31, 2003. The increase in gross profit as a percent of sales is primarily due to lower markdowns. Continued improvements in inventory procurement and management allowed the Company to reduce low margin sale promotions.

     Selling, general and administrative expenses increased $2.5 million, or 13.7%, primarily from additional stores. As a percent of sales, these expenses increased from 25.3% for the three months ended December 31, 2002 to 26.1% for the same period this year, primarily as a result of a $650,000 increase in workers’ compensation reserves required by changing historical trends for past claims.

     The effective income tax rate was 38.0% for the three months ended December 31, 2002 and 39.3% for the same period ending December 31, 2003. The increase is the result of changes in the blended state income tax rate. In the prior year, the rate was favorably impacted by the effect of the Company’s expansion into Nevada, which was mitigated in the quarter ended December 31, 2003 as a result of the Company’s opening of new stores in California.

     Net income increased $478,000, or 18.3%, from $2.6 million, or $0.38 per diluted share, for the three months ended December 31, 2002, to $3.1 million, or $0.44 per diluted share, for the same period this year, primarily as a result of increased sales combined with reduced markdowns and partially offset by workers’ compensation expenses.

     Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Sales increased $15.0 million, or 8.4%, from $179.8 million for the nine months ended December 31, 2002 to $194.8 million for the same period this year. The increase is the result of opening five new stores which contributed $12.0 million in sales, or 6.7%, as well as a same store sales increase of $3.0 million, or 1.7%. Two of the new stores were opened in the third quarter of 2003 and three were opened in the third quarter of 2004. Same store sales are based upon stores opened throughout both periods.

     Gross profit increased $6.0 million, or 11.3%, primarily from increased sales. As a percent of sales, gross profit increased from 29.6% for the nine months ended December 31, 2002 to 30.4% for the nine month period ended December 31, 2003. The increase in gross profit as a percent of sales is primarily due to lower markdowns in dollars and as a percent of sales attributed to the Company’s focus on improved inventory procurement and administration.

     Selling, general and administrative expenses increased $5.9 million, or 12.7%, primarily from the addition of stores. As a percent of sales these expenses increased from 25.7% for the nine months ended December 31, 2002 to 26.7% for the same period this year, primarily the result of (i) the write-off of $245,000 of net book value assets as a result of two large-scale store remodels in the first quarter of 2004 and (ii) a $650,000 increase in workers’ compensation reserves required by changing historical trends for past claims.

     The effective income tax rate was 38.8% for the three months ended December 31, 2002 and 39.5% for the same period ending December 31, 2003. The increase is the result of changes in the blended state income tax rate. In the prior year, the rate was favorably impacted by the effect of the Company’s expansion into Nevada, which was mitigated in the quarter ended December 31, 2003 as a result of the Company’s opening of new stores in California.

     Net income increased $112,000, or 2.7%, from $4.1 million, or $0.59 per diluted share, for the nine months ended December 31, 2002, to $4.2 million, or $0.61 per diluted share, for the same period this year, primarily as a result of increased sales combined with reduced markdowns and partially offset the costs associated with remodels and increased worker compensation expenses.

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

     Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the nine months ended December 31, 2003, $7.1 million was generated by operating activities compared to $2.1 million for the same period last year.

     Inventories increased by $20.0 million and $15.0 million for the nine months ended December 31, 2003 and 2002, respectively, compared to the respective year-end balances primarily due to the build-up of winter related inventory. In addition the Company opened three new stores in the past nine months compared to two for the nine months ended December 31, 2002. The average inventory per store increased by 2.1% at December 31, 2003 compared to December 31, 2002.

     Bank overdraft represents the total of checks in transit in excess of cash on hand. Although there is no back overdraft at December 31, 2003, the overdraft is expected to continue and fluctuate due to the timing of vendor payments in the future. Historically, accounts payable has increased as inventory increases. In the nine months ended December 31, 2003, accounts payable combined with the bank overdraft increased by $7.5 million compared to an increase of $1.0 million for the nine months ended December 31, 2002. The relative change as compared to inventory levels is primarily the result of the timing of inventory receipts during the period.

     Net cash used in investing activities for the nine months ended December 31, 2003 was $6.7 million compared to $5.2 million for the same period ended December 31, 2002, as the Company opened two stores during the nine months ended December 31, 2002 and three during the nine months ended December 31, 2003. In addition the Company remodeled two mature stores during the period. As a result of the Company’s continued expansion it has so far committed to five new store sites in fiscal 2005 which will require approximately $5.8 million of capital expenditures.

     Net cash provided by financing activities reflects advances and repayment of borrowings under the Company’s revolving credit facility. Due to improved inventory management the Company borrowed only briefly during the period ended December 31, 2003.

     The Company’s amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus .25% (4.25% at December 31, 2003) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the

Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

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

Critical Accounting Policies and Use of Estimates

     The Company’s significant accounting policies are described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that inventory valuation, gift card/certificate redemptions and self-insurance require significant judgments and estimates in the preparation of its consolidated financial statements.

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

     Gift Card/Certificate Redemption. The Company offers its customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of the Company’s product offerings. The gift cards and certificates have no expiration dates. The Company records unredeemed gift cards or certificates as a liability until the point of redemption. The Company’s historical experience indicates that not all issued gift cards or certificates get redeemed. Accordingly, the Company periodically adjusts the carrying value of the related liability. The Company monitors redemptions rates as a percent of issuances and uses this information to estimate probable redemption of all outstanding gift cards or certificates. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change or if the pattern of redeeming gift cards is significantly different than the Company has experienced with gift certificates.

     Self-insurance. Property, general liability and workers’ compensation insurance coverage is self-insured for various levels. Self-insurance accruals include claims filed, as well as estimates of claims incurred but not yet reported based on historical trends. Projections of future loss are inherently uncertain because of the random nature of insurance claim occurrences and could be significantly affected if future occurrences and claims differ from historical trends

Factors That May Affect Future Results

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

     Regional Market Concentration. Currently, most of the Company’s stores are located in Southern California and the balance are located in Northern California and the Las Vegas area of Nevada. Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by Southern California residents has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on the Company’s net sales and profitability and this could also affect the Company’s ability to implement its planned growth. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

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

     Closely Controlled Stock. At January 31, 2004, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder, owned approximately 66% of the Company’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     Not Applicable

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

SPORT CHALET, INC.

DATE: February 9, 2004	By: /s/ Howard K. Kaminsky

Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)