Form 10-K
period 2004-03-31
SPORT CHALET INC
filed 2004-06-22
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                      .

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2003, was approximately $14.2 million based upon the closing price of the Common Stock on that date.

The number of shares of the registrant’s Common Stock outstanding as of June 7, 2004 was 6,673,534.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant’s last fiscal year, are incorporated by reference into Part III of this Report.

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

ITEM 1. BUSINESS

General

     Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise), founded in 1959, is a leading operator of 31 full service, specialty sporting goods superstores in California and Nevada. As of March 31, 2004, we had 27 locations in Southern California, two in Northern California and two in Nevada. These stores average 38,800 square feet in size. In addition, we operate a retail e-commerce store through GSI Commerce, Inc. at www.sportchalet.com. Our executive offices are located at One Sport Chalet Drive, La Canada, California 91011, and our telephone number is (818) 949-5300.

Operating History and Growth Plans

     In 1959, Norbert Olberz, our Chairman Emeritus and principal stockholder (the “Principal Stockholder”), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. As a true pioneer in the industry, Norbert’s mission was three simple things. To “see things through the eyes of the customer”; “to do a thousand things a little bit better”; and to focus on “being the best, not the biggest.” Over the last 45 years, Sport Chalet has grown into a chain of 31 specialty retail superstores serving both California and Nevada.

     Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California and Nevada as suitable locations are found. Over the past three years, we have opened eight new stores, two of which include our recent expansion into the Northern California market and two in the Las Vegas, Nevada, market. We currently plan to open at least five stores during the next 12 months, of which three will continue our expansion into Northern California, one will be in Central California and one in Southern California. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. For fiscal 2004, average sales per store for stores open throughout both fiscal 2004 and fiscal 2003 were $9.2 million, with corresponding average sales per square foot of $239.

     Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base. We estimate the cost of opening an average new store to be approximately $2.8 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store. Opening costs for each new store can vary significantly depending on how much the landlord has agreed to contribute to our required improvements.

     Our sales partially depend on the economic environment and level of consumer spending in California and Nevada. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas have had, and may in the future have, a materially adverse effect on our results of operations.

Stores and Merchandising

     Our prototype stores range in size from 40,000 to 45,000 square feet and showcase each product category with the feel of a specialty shop all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting us to offer our customers a high level of product knowledge and service from the beginner to the professional sports enthusiast.

     Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pool for SCUBA and watersports instruction and demonstrations, and a 100 foot shoe wall, among other improvements. In coming years we plan to retro-fit certain mature stores to conform to the prototype. During fiscal 2005, four stores will be remodeled, with expected grand re-openings in fall of 2004 and spring of 2005. For both new stores and remodels, we continually update our prototype format to remain competitive. While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many prototype design elements as possible. We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital. Once a store is selected for remodel, an estimate of fixtures and leasehold improvements requiring disposal is prepared. The remaining book-value of these items are fully expensed through accelerated depreciation over the period prior to the completion of the remodel. For fiscal 2005 this additional expense is expected to be approximately $700,000. With the scheduled new store openings and remodels, 44% of our store base will be three years old or less.

     Our stores feature a number of distinct, specialty sporting goods divisions, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise appeals to both experts and beginners. In addition, our stores offer over 40 services for the serious sports enthusiast, including backpacking, canyoneering, and kayaking instruction, custom golf club fitting and repair, ski rental and repair, SCUBA training and certification, SCUBA boat charters, team sales, racquet stringing, and bicycle tune-up and repair. Our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

     The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

	Year Ended March 31,
	2004	2003	2002
Hardlines	53%	53%	53%
Apparel	28%	28%	29%
Footwear	19%	19%	18%

Total	100%	100%	100%

     We operate our online store through GSI Commerce, Inc. (“GSI”) at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. We receive a license fee based on a percentage of sales generated by the website.

     The market for retail sporting goods is seasonal in nature. As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season. In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly winter-sports related products. In recent years, the months of November, December and January represented between 30% and 34% of our total net sales, while winter-related products ranged from 15% to 19% of total net sales. Management anticipates that this seasonal trend in sales will persist. To be less dependent upon winter business, management continues to emphasize a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – Seasonality.”

Marketing and Advertising

     We generate all of our marketing and advertising campaigns in-house, with production support from outside vendors as needed. The campaigns are designed to reflect our strategic direction through our brand and product offerings, as well as communicate a focused and consistent theme/event calendar through media vehicles including newspaper, direct mail, radio, billboards, magazines and the Internet. Through the Team Sales Division, we reach out to communities in which our stores do business, contributing to local teams and leagues. Our advertising leverage has been boosted by vendor payments under cooperative advertising arrangements as well as vendor participation in sponsoring sporting events and programs.

Purchasing and Distribution

     In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from over 1,200 vendors. Vendor payment terms typically range from 30 to 120 days from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 8.4% and 7.7% of our total inventory purchases for fiscal 2004 and 2003, respectively.

     In January 2002, we moved our distribution operations to a new 326,000 square foot facility located in Ontario, California. This facility replaced our 150,000 square foot warehouse and a 30,000 square foot satellite facility, and has been designed to support growth plans for the foreseeable future. Labor savings from operating efficiency provided by the new facility have offset increases in occupancy costs in the short term and installation of warehouse management software should continue to improve warehousing and logistical cost management.

     The distribution center serves as the primary receiving, distribution and warehousing facility. Common carriers deliver merchandise to our stores outside of Southern California, while our own trucks deliver merchandise from the distribution center to the Southern California stores. For fiscal 2005, we will completely outsource our intra-company trucking. A minimal amount of merchandise is shipped directly by vendors to our stores. Most of the product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery. Some of the product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for the stores. Due to the efficiencies cross-docking creates, we encourage vendors to pre-package their merchandise in a floor-ready manner. Some of the merchandise is held at the distribution center for future allocation to the stores based on current sales trends as directed by our computerized replenishment system to optimize inventory levels. We believe that the advantages of a single distribution center include reduced individual store inventory levels and better use of store floor space, timely inventory replenishment of store inventory needs, consolidated vendor returns, and reduced transportation costs.

     We use a sophisticated computerized replenishment system from JDA. The JDA E3 system consists of three modules: (i) advanced warehouse replenishment, which manages purchases from vendors, (ii) advanced store replenishment, which manages warehouse to store replenishment, and (iii) network optimization, which synchronizes the two systems. In addition, we utilize the JDA Consumer Outlook and Pinpoint seasonal profile software to help identify, create and manage the seasonal trends of our merchandise. Currently, inventory management utilizes the E3 system to manage approximately 47% of our total inventory. The remaining 53% of the inventory purchases are managed by traditional methods conducted by the buying staff on a short-term purchase order basis.

Information Systems

     We use a “best of breed” approach to information systems. All new systems communicate with a legacy system that has become the centralized data repository and the primary financial system. Our inventory systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and allow us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We believe these systems enable us to increase margins by reducing inventory and markdowns while strengthening our in-stock positions.

     Consistent with the stated direction to upgrade the legacy systems, those applications were migrated to a new Sun computer in May 2002. In October 2000, store systems were upgraded to the Encore Retail Suite of applications from CRS Retail Systems, an open technology allowing flexibility for the future. A custom rental program was added to the store system in October 2001. Merchandise replenishment is controlled by E3 software from the JDA Software Group, Inc., running on an IBM AS 400. In fiscal 2003, the processing of debit/credit card authorization was upgraded to allow on-line debit and signature capture, and the distribution center was enhanced with warehouse management software from HighJump. HighJump is web-enabled, real-time, scaleable software that can expand to meet the demands of our growth plans. We continue ongoing enhancements to the legacy system as well as the evaluation, procurement and integration of new systems in order to keep pace with our growth plan.

Trademarks and Trade Names

     We use the “Sport Chalet” name as a service mark in connection with our business operations. We have registered “Sport Chalet” as a service mark with the State of California, and have obtained federal registration for certain purposes, which has been successfully defended in the past against attack by third parties. We also retain common law rights to the name, which we have used since 1959. The lack of federal registration for certain purposes might pose a problem if we were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights.

Industry and Competition

     The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

•	full-line sporting goods chains, such as The Sports Authority, Galyans, Dick’s Sporting Goods and Big 5;

•	specialty stores, such as REI, Foot Locker and West Marine;

•	supplier-owned stores, such as Nike, The North Face, adidas and New Balance;

•	mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target, Macy’s and Sears; and

•	Internet retailers and catalog merchandisers.

     Many of these competitors have greater financial resources than we do, or better name recognition in regions into which we seek to expand. Our industry is dominated by sporting goods superstore retailers, i.e., full-line sporting goods chains with stores typically larger than 30,000 square feet, often in freestanding locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Specialty retailers often have the advantage of a lower cost structure and a smaller “footprint” that can be located in shopping centers and strip malls, offering more customer convenience.

     Historically, we have distinguished ourselves from our competitors by providing a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise than other superstore retailers in the California and Nevada areas. We believe that our broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by our well-trained sales associates, differentiates us from discount and department stores, traditional and specialty sporting goods stores and other superstore operations.

     Our format takes advantage of several significant trends and conditions in the sporting goods industry. These conditions include the size of the industry, fragmented competition, superstore dominance, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.

Employees

     As of March 31, 2004, we had a total of approximately 2,654 full and part-time employees, 2,420 of whom were employed in our stores and 234 of whom were employed in warehouse and delivery operations or in executive office positions. None of our employees are covered by a collective bargaining agreement. We encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations. A typical store has approximately 75 employees, of whom 20 to 40 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

     We are committed to the growth and training of our employees in order to provide “The Expert” product knowledge and service to our customers. Our “Certified Pro” program ensures that employees attend product line specific clinics and receive hands-on training to improve technical product and service expertise. Only after completing all of the clinics and training, in addition to passing specific testing, may an associate be considered a Certified Pro. Certified Pro certification is offered in 19 different service disciplines and is a requirement for new associates in their areas of expertise. Being knowledgeable and informed allows our work force to meet the customer’s needs and enhance their shopping experience.

Financial Information about Segments

     For financial reporting purposes the Company operates in a single business segment.

Additional Information

     The Company makes available free of charge through our website, www.sportchalet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

     The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

     ITEM 2. PROPERTIES

     At June 7, 2004, we had 31 store locations. The following table summarizes the key information on our retail properties:

		Gross
		Square
Location	Opening Date	Footage
La Canada (1)	June 1960	40,300
Huntington Beach (2)	June 1981	50,000
La Jolla	June 1983	20,000
Mission Viejo	August 1986	30,000
Point Loma (2)	November 1987	34,600
Valencia (2)	November 1987	40,000
Marina del Rey	November 1989	42,300
Beverly Hills	November 1989	39,300
Brea (2)	April 1990	34,200
Oxnard (2)	June 1990	40,100
West Hills (2)	June 1991	44,000
Burbank	August 1992	45,000
Montclair (3)	November 1992	18,000
Torrance	November 1993	38,700
Glendora	November 1993	40,000
Rancho Cucamonga (2)	June 1994	36,000
Irvine (2)	November 1995	35,000
Laguna Niguel	November 1997	40,000
Mission Valley	June 1998	47,000
Long Beach	May 1999	43,000
Porter Ranch	July 1999	43,000
Temecula	October 1999	40,000
Chino Hills	July 2000	40,000
Palmdale (2)	June 2001	40,000
Henderson, NV (2)	November 2001	42,000
Costa Mesa – South Coast Plaza	November 2001	40,300
Summerlin, NV (2)	November 2002	40,300
Riverside (2)	November 2002	44,000
Antioch (2)	November 2003	40,000
Redlands (2)	November 2003	42,000
Sacramento (2)	December 2003	40,600

	Total	1,209,700

(1)	The original store opened in 1959. The existing store includes four facilities.

(2)	Includes swimming pool facility for SCUBA and kayaking instruction.

(3)	Outlet store relocated to a nearby regional shopping center in October 2000.

     All facilities are located on leased property. The initial terms of the retail leases expire in 2005 through 2020 and typically provide for multiple five-year renewal options. All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses, although in some cases, we expect that percentage rent will more than offset the base rental amounts.

     We lease from corporations controlled by Norbert Olberz, Sport Chalet’s Chairman Emeritus and principal stockholder (the “Principal Stockholder”), our corporate office space in La Canada and our stores in La Canada, Huntington Beach and Porter Ranch, California. In prior years, we also leased from him our warehouse and distribution facility in Montclair, California. Although the term of this lease ran to 2007, the Principal Stockholder agreed to cancel the lease when we moved to the new distribution center in January 2002. The new distribution center located in Ontario, California, is leased from an unrelated third party. We have incurred rental expense to the Principal Stockholder of $2.5 million, $2.2 million and $2.4 million in fiscal 2004, 2003 and 2002, respectively.

     Our corporate offices in prior years were spread over seven nearby buildings in La Canada, California, neighboring our original store. To facilitate our expansion plans, we leased a new 27,500 square foot corporate office in La Canada from La Canada Properties, Inc., a corporation controlled by the Principal Stockholder, in October 2002. We expect this building to support our growth plans for the foreseeable future.

     Management believes that the occupancy costs under the leases with corporations controlled by the Principal Stockholder described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings incidental to the conduct of our business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of our insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

     Our Common Stock is traded on the Nasdaq Stock Market under the symbol “SPCH.” The following table reflects the range of high and low sale prices of our Common Stock by quarter over the last two fiscal years as reported by Nasdaq:

Fiscal 2003	High	Low
First Quarter	$9.40	$8.49
Second Quarter	$9.05	$6.54
Third Quarter	$7.34	$6.12
Fourth Quarter	$7.41	$6.50

Fiscal 2004	High	Low
First Quarter	$7.42	$6.50
Second Quarter	$7.55	$6.81
Third Quarter	$10.93	$6.96
Fourth Quarter	$15.08	$9.40

Fiscal 2005	High	Low
First Quarter (through June 7, 2004)	$13.90	$9.65

     On June 7, 2004, the closing price of our Common Stock as reported by Nasdaq was $12.99. Stockholders are urged to obtain current market quotations for the Common Stock.

Approximate Number of Holders of Common Shares

     The approximate number of stockholders of record of our Common Stock as of June 7, 2004 was 176 (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 1,000 beneficial owners holding stock in nominee or “street” name.

Dividend Policy

     We have not paid any dividends to stockholders since our initial public offering in November 1992. We currently intend to retain earnings for use in the operation and potential expansion of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any such dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 31, 2004. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

	Year Ended March 31
	2004	2003	2002	2001	2000
	(In thousands, except per share, square foot amounts)
Statements of Income Data:
Net sales	$264,237	$238,033	$227,349	$214,842	$175,846
Cost of goods sold, buying and occupancy costs	184,579	168,739	162,091	148,619	123,496

Gross profit	79,658	69,294	65,258	66,223	52,350
Selling, general and administrative expenses	71,988	62,168	57,126	54,406	43,524

Income from operations	7,670	7,126	8,132	11,817	8,826
Interest expense (income)	190	307	71	(361)	(284)

Income before taxes	7,480	6,819	8,061	12,178	9,110
Income tax provision	2,933	2,659	3,267	4,913	3,626

Net income	$4,547	$4,160	$4,794	$7,265	$5,484

Earnings per share – basic	$0.68	$0.63	$0.73	$1.10	$0.83

Earnings per share – diluted	$0.65	$0.60	$0.69	$1.07	$0.81

Weighted average shares outstanding:
Basic	6,646	6,615	6,587	6,580	6,577

Diluted	7,008	6,947	6,995	6,805	6,756

Selected Operating Data:
Comparable store sales increase (decrease) (1)	3.7%	(0.9)%	(1.1)%	14.5%	2.0%
Net cash provided by operating activities	$7,408	$5,745	$7,350	$11,512	$1,067
EBITDA (2)	$13,744	$12,606	$13,274	$16,036	$12,540
Stores open at end of period	31	28	26	23	22
Total square feet at end of period (3)	1,210	1,087	1,002	881	841
Net Sales per square foot (4)	$239	$241	$247	$256	$229
Average net sales per store (4)	$9,221	$9,220	$9,453	$9,642	$8,480

	As of March 31
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$40,696	$37,279	$32,133	$33,238	$29,239
Total assets	92,701	86,901	83,310	75,822	64,454
Long-term debt	—	—	—	—	—
Total stockholders’ equity	64,531	59,274	54,924	50,040	42,622

(1)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.

(2)	EBITDA is earnings before income taxes, interest expense and depreciation and amortization. We believe that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In evaluating EBITDA, consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our method of calculating EBITDA may differ from methods used by other companies and, as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

(3)	Total square footage of all stores open at the end of the period represented in thousands of square feet.

(4)	Calculated by using stores that were open for the full current fiscal period and were also open for the full prior fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our consolidated financial statements and related notes thereto.

Results of Operations

     The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

	Year ended March 31
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$264,237	100.0%	$238,033	100.0%	$227,349	100.0%
Gross profit	79,658	30.1	69,294	29.1	65,258	28.7
Selling, general and administrative expenses	71,988	27.2	62,168	26.1	57,126	25.1
Income from operations	7,670	2.9	7,126	3.0	8,132	3.6
Interest expense (income)	190	0.1	307	0.1	71	0.0
Income before taxes	7,480	2.8	6,819	2.9	8,061	3.5
Net income	4,547	1.7	4,160	1.7	4,794	2.1
Earnings per share:
Basic	$0.68		$0.63		$0.73
Diluted	$0.65		$0.60		$0.69

	Quarter ended March 31
	2004		2003
	Amount	Percent	Amount	Percent
Net sales	$69,404	100.0%	$58,230	100.0%
Gross profit	20,410	29.4	16,083	27.6
Selling, general and administrative expenses	19,878	28.6	15,936	27.4
Income from operations	532	0.8	147	0.3
Interest expense	28	0.0	34	0.1
Income before taxes	504	0.8	113	0.2
Net income	328	0.5	53	0.1
Earnings per share:
Basic	$0.05		$0.01
Diluted	$0.05		$0.01

     Fiscal 2004 Compared to Fiscal 2003. Sales increased $26.2 million or 11.0%, from $238.0 million for the fiscal year ended March 31, 2003 to $264.2 million for fiscal 2004. The increase is the result of opening three stores in fiscal 2004 and two in fiscal 2003, in addition to a comparable store sales increase of 3.7%. The comparable store sales increase reflects improved economic climate and more seasonable winter weather conditions at the resorts frequented by our customers.

     Gross profit increased $10.4 million or 15.0%, primarily from increased sales. As a percent of sales, gross profit increased from 29.1% in fiscal 2003 to 30.1% in fiscal 2004. The 1.0% increase for fiscal 2004 compared to fiscal 2003 resulted primarily from ongoing improvements in purchasing practices which reduced the need for markdowns.

     Selling, general and administrative expenses increased $9.8 million or 15.8%, primarily from additional stores. As a percent of sales, these expenses increased from 26.1% in fiscal 2003 to 27.2% in fiscal 2004. The 1.1% increase for fiscal 2004 compared to fiscal 2003 resulted from several primary factors: (i) the write-off of assets totaling $245,000 which came from two large-scale remodels completed in the first quarter of fiscal 2004, (ii) increased workers’ compensation expense of $1.2 million, (iii) additional non-cash compensation expense from a stock award of $449,000 from the Principal Stockholder to certain executives of the Company, combined with a cash bonus of $369,000, paid by the Company to cover the executives’ related income tax.

     The effective tax rate as a percent of pretax income was 39.2% for fiscal 2004 and 39.0% for fiscal 2003. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased from $4.2 million or $0.60 per diluted share for fiscal 2003, to $4.5 million or $0.65 per diluted share for fiscal 2004, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased workers’ compensation expense and the effect of the stock award.

     Fourth Quarter 2004 Compared to Fourth Quarter 2003. Sales increased $11.2 million or 19.2%, from $58.2 million for the quarter ended March 31, 2003 to $69.4 million for the same period in fiscal 2004. The increase results from the opening of three stores in fiscal 2004, in addition to a comparable store sales increase of 10.5%. The comparable store sales increase reflects an improved economic climate and more seasonable winter weather conditions at the resorts frequented by our customers.

     Gross profit increased $4.3 million or 27.0%, primarily from increased sales. As a percent of sales, gross profit increased from 27.6% for the quarter ended March 31, 2003 to 29.4% for the quarter ended March 31, 2004. The 1.8% increase resulted from reduced markdowns as more seasonable winter weather conditions increased customer demand for winter-related products.

     Selling, general and administrative expenses increased $3.9 million or 24.7%, primarily from additional stores. As a percent of sales, these expenses increased from 27.4% for the quarter ended March 31, 2003 to 28.6% for the quarter ended March 31, 2004. The 1.2% increase is primarily the result of two factors: (i) increased workers’ compensation expense of $600,000, (ii) additional non-cash compensation expense from a stock award of $449,000 from the Principal Stockholder to certain executives of the Company, combined with a cash bonus of $369,000, paid by the Company to cover the executives’ related income tax.

     The effective tax rate, as a percent of pretax income, was 34.9% for the quarter ended March 31, 2004 and 53.0% for the same period in fiscal 2003. Both differ from the statutory rate of 39.8% as a result of fourth quarter provision adjustments reconciling the estimated effective rate utilized in prior quarters to the annual effective tax rate.

     Net income increased from $53,000 or $0.01 per diluted share for the quarter ended March 31, 2003, to $328,000 or $0.05 per diluted share for the quarter ended March 31, 2004, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased workers’ compensation expense and the effect of the stock award.

     Fiscal 2003 Compared to Fiscal 2002. Sales increased $10.7 million or 4.7% from $227.3 million for the fiscal year ending March 31, 2002 to $238.0 million for fiscal 2003. The increase was the result of opening two stores in fiscal 2003 and three in fiscal 2002, offset by a comparable store sales decrease of 0.9%. The comparable store sales decrease reflects a prolonged sluggish retail environment, lackluster economic recovery, and the war in Iraq. In addition, the decrease reflects a second year of unseasonable warm and dry winter weather conditions at the resorts frequented by our customers throughout the third and fourth quarters which resulted in decreased sales of winter-related merchandise. Sales exclusive of winter-related merchandise increased 7.0% in total and 0.9% on a comparable store basis.

     Gross profit increased $6.6 million or 4.1%, primarily from increased sales. As a percent of sales, gross profit increased from 28.7% in fiscal 2002 to 29.1% in fiscal 2003. The improvement in merchandise margins was partially offset by the effects of decreased comparable store sales which caused occupancy costs to increase as a percent of sales in fiscal 2003 compared to fiscal 2002.

     Selling, general and administrative expenses increased $5.0 million or 8.8%, primarily from additional stores. As a percent of sales, these expenses increased from 25.1% in fiscal 2002 to 26.1% in fiscal 2003. The increase was caused by increases in utility expenses, advertising expense, professional fees, incentive-based labor and employment-based insurance costs.

     Interest expense increased from $71,000 in fiscal 2002 to $307,000 in fiscal 2003, as our expansion was partially funded by the increased use of our credit facility.

     The effective tax rate as a percent of pretax income was 39.0% for fiscal 2003 and 40.5% for fiscal 2002. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income. The decrease was the result of reduced blended state income tax rate, from our expansion into Nevada which has no income tax and qualifying tax credits from California not earned in the same period in the prior year.

     Net income decreased from $4.8 million or $0.69 per diluted share for fiscal 2002, to $4.2 million or $0.60 per diluted share for fiscal 2003, primarily due to higher selling, general and administrative expenses partially offset by higher sales and improved merchandise margins.

Liquidity and Capital Resources

     Our primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

     Net cash provided by operating activities of $7.4 million, $5.7 million and $7.3 million for fiscal 2004, 2003 and 2002, respectively, was primarily the result of net income, adjusted for depreciation and amortization, and increases in bank overdraft combined with accounts payable offset by inventory purchases.

     Typically, inventory levels increase from year to year due to the addition of new stores. Inventories increased $3.3 million in fiscal 2004, $3.0 million in 2003 and $5.4 million in 2002, primarily from the addition of three stores, two stores and three stores respectively. In fiscal 2004, the increase in inventory was partially offset by a 3.0% decrease in average inventory per store compared to fiscal 2003 due to ongoing improvements in inventory management.

     Bank overdraft represents the total of checks in transit in excess of cash on hand. Although there is no bank overdraft at March 31, 2004, the overdraft is expected to continue to fluctuate due to the timing of vendor payments in the future. Historically, accounts payable increases as inventory increases. However, the timing of vendor payments near the end of the fiscal year does influence this relationship. As a result of these timing differences, accounts payable combined with the bank overdraft decreased $4.0 million and $2.9 million for fiscal 2004 and 2003, respectively, compared to an increase of $6.0 million for fiscal 2002.

     Other accrued expenses increased by $2.8 and $1.0 million for fiscal 2004 and 2003, respectively, primarily from increased sales. Fiscal 2002 decreased $1.8 million, as expenses related to the settlement of litigation were accrued during fiscal 2001, and subsequently paid in fiscal 2002.

     Net cash used in investing activities was $8.8 million, $5.9 million, and $12.1 million for fiscal 2004, 2003 and 2002, respectively, primarily for capital expenditures as shown below, in thousands:

	Year ended March 31
	2004	2003	2002
New stores	$3,595	$1,891	$4,628
Remodels	1,778	—	—
Existing stores	850	457	1,710
Information systems	1,496	2,233	993
Distribution center	—	—	3,278
Other	1,082	1,462	1,518

Total	$8,801	$6,043	$12,127

     We have continued to open new stores, three in fiscal 2004, two in fiscal 2003 and three in fiscal 2002. In addition, we are beginning to remodel mature stores, two in fiscal 2004. In fiscal 2002, the distribution center was relocated.

     As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2005 are expected to be approximately $14.2 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $7.3 million of this amount will be used to open five new stores. The remainder is primarily for expenditures on information systems and existing store improvements, which include four remodels. Depreciation is expected to be accelerated for the stores to be remodeled, increasing depreciation expense for those stores by approximately $700,000 through the remodel date. We evaluate stores for remodel based on each store’s age and competitive situation as well as how much the landlord will contribute to our required improvements.

     Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. As of March 31, 2004, 2003, and 2002, we had no outstanding borrowings on this facility.

     Our amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (4.25% at March 31, 2004) or can be fixed for a period of time at the then current rate established under one of several indices, all at our option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require us to maintain certain minimum cash flow coverage and debt-to-equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We are currently in compliance with the covenants. We believe our credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require us to request additional borrowing capacity from the Lender or alter our expansion plans or operations.

     Our primary contractual obligations and commitments as of March 31, 2004, are store leases with initial terms expiring from 2005 through 2020, which typically provide for multiple five-year renewal options and employment contracts:

	Operating	Employment
Payments due by period:	Leases	Contracts
Within 1 year	$17,023,811	$319,500
2 - 3 years	33,948,239	639,000
4 - 5 years	31,537,754	639,000
After 5 years	62,662,962	1,597,500

Total	$145,172,766	$3,195,000

     All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses although, in some cases, we expect that percentage rent will more than offset the base rental amounts. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to $1,555,093 relating to purchase commitments were outstanding as of March 31, 2004 and expire within one year.

     No cash dividends have been declared on Common Stock in fiscal 2004. We intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

     Our significant accounting policies are described in Note 2 to the Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, we are required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. We believe that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements.

     Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market. We consider cost to include direct cost of merchandise, plus internal costs associated with merchandise procurement, storage and handling. We regularly review aged and excess inventories to determine if the carrying value of such inventories exceeds market value. A reserve is recorded to reduce the carrying value to market value as necessary. A determination of market value requires estimates and judgment based on our historical markdown experience and anticipated markdowns based on future merchandising and advertising plans, seasonal considerations, expected business trends and other factors.

     Revenue Recognition. Sales are recognized upon the purchase by customers at our retail store locations, less merchandise returned by customers. We provide a reserve for projected merchandise returns based on historical experience. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.

     Self-insurance. Property, general liability and workers’ compensation insurance coverage is self-insured for various levels. Self-insurance accruals include claims filed, as well as estimates of claims incurred but not yet reported based on historical trends. Projections of future loss are inherently uncertain because of the random nature of insurance claim occurrences and could be significantly affected if future occurrences and claims differ from historical trends.

     Gift Card/Certificate Redemption. We offer our customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of our product offerings. The gift cards and certificates have no expiration dates. We record unredeemed gift cards or certificates as a liability until the point of redemption. Our historical experience indicates that not all issued gift cards or certificates get redeemed. Accordingly, we periodically adjust the carrying value of the related liability. We monitor redemption rates as a percent of issuances and use this information to estimate probable redemption of all outstanding gift cards or certificates. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change or if the pattern of redeeming gift cards is significantly different than we have experienced with gift certificates.

     Impairment of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values. Declines in projected store cash flow could result in the impairment of assets.

     Accounting for Income Taxes. As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that that future recovery is not likely, a valuation allowance would be established. To the extent a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of March 31, 2004. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.

     Provisions for income taxes for 2004, 2003 and 2002 are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Factors That May Affect Future Results

     Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Annual Report on Form l0-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

     Economic Conditions. The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for its customers. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits has had, and may do so in the future have, a materially adverse effect on our results of operations.

     Terrorism/War. Terrorist attacks may cause damage or disruption to our employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause us to suffer in ways that we currently cannot predict. Our geographical focus in California and Nevada may make us more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

     Competition. The sporting goods business and the retail environment are highly competitive, and we compete with national, regional and local full-line sporting goods chains, specialty stores, supplier owned stores, discount and department stores, and internet retailers. A number of our competitors are larger and have greater resources.

     Regional Market Concentration. Currently, most of our stores are located in Southern California and the balance are located in Northern California and the Las Vegas area of Nevada. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our net sales and profitability and this could also affect our ability to implement our planned growth. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

     Reliance on a Single Distribution Center. We currently rely on a single distribution center in Ontario, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability.

     Expansion Plan. Our continued growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets. The ability to successfully implement this growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we might not be able to hire and retain qualified store personnel; and

•	we might not have the financial resources necessary to fund our expansion plans.

     In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from ongoing operations. We face additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, net sales could decrease and operating costs could increase. Furthermore, a decline in our overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in our geographical markets may adversely affect our current growth plan. There can be no assurance that we will possess sufficient funds to finance the expenditures related to our planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

     Future Capital Requirements. We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Unexpected conditions could cause us to be in violation of our Lender’s operating covenants. Currently, we feel we have sufficient cash available through our bank credit facilities and cash from operations to fund existing operations for the foreseeable future. We cannot be certain that additional financing will be available in the future if necessary.

     Management of Growth. Since our inception, we have experienced periods of rapid growth. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, distribution facilities and receivables management. Any failure to timely enhance our operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on our results of operations.

     Dependence on Key Personnel. We depend on the continued service of our senior management. The loss of the services of any key employee could hurt our business. Also, our future success depends on our ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may adversely affect future results.

     Seasonality. Our sales volume increases significantly during the Holiday season as is typical with other sporting goods retailers. In addition, our product mix has historically emphasized cold weather sporting goods increasing the seasonality of our business. In recent years, the months of November, December and January represented between 30% and 34%, of our total net sales, while winter-related products ranged from 15% to 19% of total net sales. The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by our customers. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Suppliers in the ski and snowboard industry require us to make commitments for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, we place our orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, we may be required to mark down our winter apparel and equipment.

     Variability of Quarterly Results. We have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands, the timing of our introduction of new products, the level of consumer acceptance of each new product, the seasonality of the markets in which we participate, the weather and actions of competitors. Accordingly, a comparison of our results of operations from period to period is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance.

     Closely Controlled Stock. At June 7, 2004, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and Principal Stockholder, owned approximately 65% of Sport Chalet’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs.

     Information Systems are Vulnerable. Our success, in particular our ability to successfully manage inventory levels and our centralized distribution system, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, replenish inventory from our warehouse, and aggregate daily sales information among other things. These systems and our operations are vulnerable to damage or interruption from:

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

     We seek to minimize these risks by the use of backup facilities and redundant systems. Nevertheless any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales.

     Our Business Depends on Anticipating Consumer Tastes. If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Sporting goods are often subject to short-lived trends, such as the short-lived popularity of in-line scooters. Outdoor wear is significantly influenced by fashion. Our success depends upon the ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase products from vendors up to six months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

     Stock Price. Our Common Stock is thinly traded making it difficult to sell large amounts. The market price of our Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of our Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to interest rate risk consists primarily of borrowings under our credit facility, which bears interest at floating rates (primarily LIBOR rates). The impact on earnings or cash flows during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this section are submitted as part of Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

     There were no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors” contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Independent Auditors” contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

	(2)	Schedules - Not applicable.

(b)	Reports on Form 8-K - (1)	Current report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2004, regarding a change in the auditors of Sport Chalet, Inc. Employee Retirement Savings Plan.

(c)	Exhibits - See Index on Page 43.

Sport Chalet, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

     We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
May 21, 2004

Sport Chalet, Inc.

Consolidated Statements of Income

	Year ended March 31
	2004	2003	2002
Net sales	$264,236,923	$238,033,375	$227,348,772
Cost of goods sold, buying and occupancy costs	184,579,034	168,739,502	162,090,636

Gross profit	79,657,889	69,293,873	65,258,136
Selling, general and administrative expenses	71,987,975	62,167,771	57,126,198

Income from operations	7,669,914	7,126,102	8,131,938
Interest expense (income)	189,924	306,755	70,791

Income before taxes	7,479,990	6,819,347	8,061,147
Income tax provision	2,933,000	2,659,000	3,267,000

Net income	$4,546,990	$4,160,347	$4,794,147

Earnings per share:
Basic	$0.68	$0.63	$0.73

Diluted	$0.65	$0.60	$0.69

Weighted average number of common shares outstanding:
Basic	6,645,667	6,614,544	6,586,904
Diluted	7,008,380	6,947,343	6,994,514

See accompanying notes.

Sport Chalet, Inc.

Consolidated Balance Sheets

	March 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,071,648	$4,230,003
Accounts receivable, less allowance of $30,000 in 2004 and $25,000 in 2003	1,158,934	1,090,519
Merchandise inventories	54,172,055	50,886,630
Prepaid expenses and other current assets	2,202,036	2,038,588
Refundable income taxes	—	58,990
Deferred income taxes	2,443,945	1,325,249

Total current assets	63,048,618	59,629,979
Furniture, equipment and leasehold improvements:
Furniture, fixtures and office equipment	27,503,694	26,922,764
Rental equipment	3,955,873	3,892,903
Vehicles	610,413	553,670
Leasehold improvements	23,241,431	20,610,682

	55,311,411	51,980,019
Less allowance for depreciation and amortization	25,843,435	24,884,705

	29,467,976	27,095,314
Deferred income tax	83,704	66,281
Other assets	101,036	109,905

Total assets	$92,701,334	$86,901,479

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$—	$5,764,355
Accounts payable	11,131,473	9,353,444
Salaries and wages payable	3,354,368	2,191,335
Income taxes payable	35,631	—
Other accrued expenses	7,830,961	5,041,753

Total current liabilities	22,352,433	22,350,887
Deferred rent	5,818,026	5,276,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares – 15,000,000
Issued and outstanding shares – 6,673,534 in 2004 and 6,628,334 in 2003	66,735	66,283
Additional paid-in capital	22,830,906	22,121,369
Retained earnings	41,633,234	37,086,244

Total stockholders’ equity	64,530,875	59,273,896

Total liabilities and stockholders’ equity	$92,701,334	$86,901,479

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance at March 31, 2001	6,580,001	$65,800	$21,842,340	$28,131,750	$50,039,890
Exercise of stock options	15,499	155	56,028	—	56,183
Tax benefit from exercise of options	—	—	34,249	—	34,249
Net income for 2002	—	—	—	4,794,147	4,794,147

Balance at March 31, 2002	6,595,500	65,955	21,932,617	32,925,897	54,924,469
Exercise of stock options	32,834	328	135,279	—	135,607
Tax benefit from exercise of options	—	—	53,473	—	53,473
Net income for 2003	—	—	—	4,160,347	4,160,347

Balance at March 31, 2003	6,628,334	66,283	22,121,369	37,086,244	59,273,896
Exercise of stock options	45,200	452	226,121	—	226,573
Tax benefit from exercise of options	—	—	34,498	—	34,498
Stock Compensation from grant of shares from Principal Stockholder	—	—	448,918	—	448,918
Net income for 2004	—	—	—	4,546,990	4,546,990

Balance at March 31, 2004	6,673,534	$66,735	$22,830,906	$41,633,234	$64,530,875

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Year ended March 31
	2004	2003	2002
Operating activities
Net income	$4,546,990	$4,160,347	$4,794,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,074,104	5,479,628	5,142,507
Loss on disposal of equipment	354,608	31,730	659,931
Stock compensation	448,918	—	—
Deferred income taxes	(1,145,000)	51,756	580,856
Tax benefit on employee stock options	34,498	53,473	34,249
Changes in operating assets and liabilities:
Accounts receivable	(68,415)	(411,810)	(159,032)
Merchandise inventories	(3,285,425)	(2,970,077)	(5,425,021)
Prepaid expenses and other current assets	(163,448)	(281,581)	(432,960)
Refundable income taxes	58,990	389,770	(448,760)
Bank overdraft	(5,764,355)	(1,427,903)	7,192,258
Accounts payable	1,778,029	(1,461,797)	(1,135,443)
Salaries and wages payable	1,163,033	6,826	(775,658)
Other accrued expenses	2,789,208	1,033,545	(1,764,802)
Income taxes payable	44,512	—	(1,286,861)
Deferred rent	541,330	1,091,071	374,379

Net cash provided by operating activities	7,407,577	5,744,978	7,349,790
Investing activities
Purchases of furniture, equipment and leasehold improvements	(8,801,374)	(6,029,631)	(12,127,475)
Other assets	8,869	105,564	49,953

Net cash used in investing activities	(8,792,505)	(5,924,067)	(12,077,522)
Financing activities
Proceeds from bank borrowings	10,225,000	57,563,424	15,100,000
Repayment of bank borrowings	(10,225,000)	(57,563,424)	(15,100,000)
Proceeds from exercise of stock options	226,573	135,607	56,183

Net cash provided by financing activities	226,573	135,607	56,183

Decrease in cash and cash equivalents	(1,158,355)	(43,482)	(4,671,549)
Cash and cash equivalents at beginning of year	4,230,003	4,273,485	8,945,034

Cash and cash equivalents at end of year	$3,071,648	$4,230,003	$4,273,485

Cash paid during the year for:
Income taxes	$3,940,000	$2,164,000	$4,587,516
Interest	189,925	323,304	91,727

See accompanying notes.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

     Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 31 full service, specialty sporting goods superstores in California and Nevada. The Company has 27 locations in Southern California, two in Northern California and two in Nevada.

     The Chairman of the Board (the “Principal Stockholder”) owned approximately 65% of the Company’s outstanding Common Stock at March 31, 2004.

Segments of an Enterprise

     The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The company operates in a single business segment and operates only in the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Pre-opening Costs

     Non-capital expenditures incurred prior to the opening of a new store are charged to operations as incurred.

Revenue Recognition

     Revenue from retail sales are recognized at the time the customer receives the merchandise, net of an allowance for estimated returns. Issuance of gift cards and store credits are recorded as a liability until redeemed for merchandise.

Vendor Allowances

     Vendor allowances include consideration received from vendors, such as volume rebates and cooperative advertising funds. The majority of this consideration is based on contract terms. Amounts that represent the reimbursement of costs incurred for advertising are recorded as a reduction of the related expense in the period incurred. Amounts expected to be received from vendors relating to the purchase of merchandise are recognized as a reduction of cost of good sold as the merchandise is sold.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $6,639,668, $6,125,976 and $5,145,848 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

     Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”). Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

	March 31
	2004	2003	2002
	(in thousands, except per share data)
Basic EPS computation:
Numerator	$4,547	$4,160	$4,794
Denominator:
Weighted average common shares outstanding	6,646	6,615	6,587

Basic earnings per share	$0.68	$0.63	$0.73

Diluted EPS computation:
Numerator	$4,547	$4,160	$4,794
Denominator:
Weighted average common shares outstanding	6,646	6,615	6,587
Incremental shares from assumed conversion of options	363	332	408

Total weighted average common shares – assuming dilution	7,009	6,947	6,995

Diluted earnings per share.	$0.65	$0.60	$0.69

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

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

     The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the fair value of options granted in fiscal 2004, 2003 and 2002: weighted-average risk-free interest rates of 4.0%, 4.0% and 4.5%, respectively; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s Common Stock of 0.33 for 2004, 0.41 for 2003 and 0.45 for 2002; and a weighted average expected life of the option of five years. The following table presents the effect on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement 123. Because additional options are expected to be granted each year, the pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.

     The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 were $2.86, $3.45 and $4.16, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 6):

	March 31
	2004	2003	2002
Net income as reported	$4,546,990	$4,160,347	$4,794,147
Add:
Stock based compensation expense included in reported net income, net of related tax effects	271,146	—	—
Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	805,782	391,938	286,556

Pro forma net income	$4,012,354	$3,768,409	$4,507,591

Net income per share – basic and diluted
As reported – basic	$0.68	$0.63	$0.73
As reported – diluted	$0.65	$0.60	$0.69
Pro forma – basic	$0.60	$0.57	$0.68
Pro forma – diluted	$0.50	$0.55	$0.66

Reclassification

     Certain reclassifications were made to the prior year financial statements to conform to current year presentation with regard to the consolidated statement of cash flows.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

3. Loans Payable to Bank

     The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (4.25% at March 31, 2004) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

     At March 31, 2004, there were no outstanding borrowings under the facility. Letters of credit amounting to $1,555,093 relating to purchase commitments were outstanding as of March 31, 2004.

     The weighted average interest rate on borrowings during the year ended March 31, 2004 was 4.25%.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

4. Commitments and Contingencies (continued)

     Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2004:

2005	$17,023,811
2006	17,159,240
2007	16,788,999
2008	16,711,786
2009	14,825,968
Thereafter	62,662,962

$145,172,766

     Total rent expense amounted to $22,489,609, $19,994,428 and $16,912,075 for the years ended March 31, 2004, 2003 and 2002, respectively, of which $2,488,790, $2,168,753 and $2,351,571, respectively, was paid on the leases with the Principal Stockholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1,918,429, $1,227,879 and $1,105,928 for the years ended March 31, 2004, 2003 and 2002, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Stockholder of $133,614 at March 31, 2004 and $128,959 at March 31, 2003. Pursuant to his employment contract dated April 1, 2000, the Principal Stockholder is paid a base salary of $300,000 per year until March 31, 2014.

     The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

     The provision for income taxes for the years ended March 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Federal:
Current.	$3,279,000	$1,843,000	$2,018,000
Deferred	(968,000)	210,000	491,000

	2,311,000	2,053,000	2,509,000
State:
Current.	799,000	764,000	668,000
Deferred	(177,000)	(158,000)	90,000

	622,000	606,000	758,000

	$2,933,000	$2,659,000	$3,267,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2004 and 2003 are as follows:

	2004		2003
		Non-		Non-
	Current	current	Current	current
Deferred tax liabilities:
Tax over book depreciation	$—	$(649,290)	$—	$(680,757)

Total deferred tax liabilities	—	(649,290)	—	(680,757)
Deferred tax assets:
Uniform cost capitalization	135,086	—	96,435	—
Inventory reserves	720,206	—	828,556	—
Accrued vacation	290,715	—	271,143	—
Self-insurance accruals	662,522	—	—	—
Allowance for bad debt and sales returns	121,495	—	9,959	—
State income taxes	288,868	—	—	—
Deferred rent	—	732,994	—	747,038
Other	225,053	—	119,156	—

Total deferred tax assets	2,443,945	732,994	1,325,249	747,038

Total deferred tax asset	$2,443,945	$83,704	$1,325,249	$66,281

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

     A reconciliation of the provision for income taxes for the years ended March 31, 2004, 2003 and 2002 with the amount computed using the federal statutory rate follows:

	2004	2003	2002
Statutory rate, 34% applied to income before taxes	$2,543,000	$2,319,000	$2,741,000
State taxes, net of federal tax effect	436,000	398,000	500,000
Other, net	(46,000)	(58,000)	26,000

	$2,933,000	$2,659,000	$3,267,000

6. Award Plan and Stock Award

Award Plan

     The Company has an Incentive Award Plan (“1992 Plan”) under which stock options or other awards to purchase or receive up to 1,500,000 shares of the Company’s Common Stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over three- to five-year periods and if not exercised, expire five to ten years from the date of grant. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2004 and 2003, there were 420,799 and 431,999 remaining shares, respectively, reserved for future issuance and available for grant under the Plan.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company’s stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

6. Award Plan and Stock Award (continued)

Award Plan (continued)

     On December 20, 2002, the Company’s founder and Principal Stockholder, Norbert Olberz, and his wife, through a family trust, granted an option to purchase all of the shares (then 4,400,510) of the Company’s Common Stock held by the family trust to a newly formed limited liability company (the “LLC”). The managers of the LLC currently are the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer, who own 59.1% and 39.4% respectively, of the interests in the LLC. Other senior executives of the Company own the remaining interest in the LLC. Under the terms of the grant, the option becomes exercisable for 181 days from the date of death (“vesting” or “measurement” date) of Mr. Olberz, at an exercise price equal to the market price on the date of Mr. Olberz’ death. The option terminates by mutual consent between the family trust and the members of the LLC or in the event that the Company’s Chairman and Chief Executive Officer ceases to be the Chief Executive Officer of the Company. The family trust may borrow against the shares until the vesting date and may also sell shares provided that the family trust maintains ownership of at least 51% of the Company’s shares on a fully diluted basis. On June 11, 2004, the option was amended to extend the exercisable period from 181 days to 365 days from the date of death.

     For financial accounting purposes, the grant of the option by the Principal Stockholder of the Company is being treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC are employees of the Company and no non-employee services will be provided to the Company by the LLC or members of the LLC and, for economic and tax purposes, the LLC is a pass-through entity in that all income or losses of the LLC are passed through to its individual members. In addition, vesting of the option, except for the Company’s Chief Financial Officer, is contingent upon continued employment. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company has not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, “Accounting for Stock-Based Compensation.” The fair value for the option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 4.0%, dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s Common Stock of 0.332 and an expected life of the option of 365 days. For purposes of pro forma disclosures displayed in Note 2 – Summary of Significant Accounting Policies: Stock Based Compensation, the estimated fair value at the date of grant was $3,872,000 for the option and is being amortized to expense over the option’s vesting period, which has been estimated at nine years.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

6. Award Plan and Stock Award (continued)

Award Plan (continued)

     A summary of the Company’s stock option activity and related information follows:

	March 31, 2004		March 31, 2003		March 31, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	939,667	$5.09	912,501	$5.18	851,333	$4.57
Granted	43,000	7.22	60,000	7.77	154,000	8.54
Exercised	(45,200)	5.01	(32,834)	4.13	(15,499)	3.62
Forfeited	(31,800)	7.10	—	—	(77,333)	5.67

Outstanding at end of year	905,667	$5.13	939,667	$5.09	912,501	$5.18

Exercisable at end of year	727,534	$4.58	706,467	$4.35	704,301	$4.71

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

6. Award Plan and Stock Award (continued)

     The following table provides certain information with respect to stock options outstanding and stock options exercisable at year end 2004:

	Stock Options Outstanding			Stock Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of Exercise		Average	Remaining		Average
Prices	Shares	Exercise Price	Life	Shares	Exercise Price
Under $3.00	147,000	$2.38	1.9	147,000	$2.38
$3.00-$4.99	517,667	4.59	4.5	479,667	4.58
$5.00-$6.99	20,000	5.81	1.8	15,000	5.44
$7.00-$8.99	211,000	8.22	6.6	83,533	8.28
Above $8.99	10,000	9.15	4.2	8,333	9.16

	905,667	$5.16	4.5	733,533	$4.63

Stock Award

     During the year ended March 31, 2004, the Principal Stockholder and his spouse, through their family trust, awarded 38,600 shares to certain executives. Award recipients were not required to pay consideration for the shares. The fair market value of the shares, $448,918, was treated as a capital contribution by the Principal Stockholder and expensed as compensation to recipients as of March 31, 2004.

     The Company granted loans to employees to pay the income taxes associated with certain stock awards granted and expensed in fiscal 1999 and fiscal 2001. These loans bear interest at 6% and were originally payable over four years and secured by the awarded shares. In 2003 a two-year extension was granted. At March 31, 2004 and 2003 the loan balance was $101,036 and $109,905, respectively.

7. Employee Retirement Plan

     Effective January 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”). All employees who have been employed by the Company for at least three months of service and are at least 21 years of age are eligible to participate. Employees may contribute from 2% to 100% of their eligible earnings to the 401(k) Plan, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee’s current compensation. The Company expense related to this plan was $152,817, $147,291 and $123,158 for the years ended March 31, 2004, 2003 and 2002, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

8. Quarterly Results of Operations (Unaudited)

     A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2004
Net sales	$53,309	$61,819	$79,705	$69,404
Gross profit	14,773	18,513	25,961	20,410
Income from operations	(948)	2,933	5,154	532
Net income	(593)	1,728	3,084	328
Basic earnings per share	$(0.09)	$0.26	$0.46	$0.05
Diluted earnings per share	$(0.09)	$0.25	$0.44	$0.05

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2003
Net sales	$51,205	$56,327	$72,271	$58,230
Gross profit	13,781	16,786	22,644	16,083
Income from operations	182	2,445	4,352	147
Net income	84	1,417	2,606	53
Basic earnings per share	$0.01	$0.21	$0.39	$0.01
Diluted earnings per share	$0.01	$0.20	$0.38	$0.01

9. Other Accrued Expenses

     Other accrued expenses consist of the following:

	March 31
	2004	2003
Amount due to customers	$2,361,886	$1,973,474
Accrued sales tax	1,784,623	1,400,646
Self-insurance accruals	1,663,192	—
Other	2,021,260	1,667,633

Other accrued expenses	$7,830,961	$5,041,753

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 21, 2004.

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

/s/ Norbert Olberz

Norbert Olberz,
Chairman Emeritus and Director

/s/ John R. Attwood

John R. Attwood, Director

/s/ Donald J. Howard

Donald J. Howard, Director

/s/ Al D. McCready

Al D. McCready, Director

/s/ Eric S. Olberz

Eric S. Olberz, Director

/s/ Kenneth Olsen

Kenneth Olsen, Director

/s/ Frederick H. Schneider.

Frederick H. Schneider, Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Bylaws, of Sport Chalet, Inc., as amended.	(2)

4.1	Form of Certificate for the Common Stock.	(3)

10.1	1992 Incentive Award Plan of the Company.	(4)

10.1.1	2004 Equity Incentive Plan.	(17)

10.2	Form of Nonemployee Director Stock Option Incentive Award Agreement.	(4)

10.3	Form of Key Employee Stock Option Incentive Award Agreement.	(4)

10.4	Form of Director and Officer Indemnification Agreement.	(4)

10.5	Form of Employee Stock Option Incentive Award Agreement.	(5)

10.6	Lease for La Canada stores dated as of September 1, 1992, between the Company and La Canada Properties, Inc.	(6)

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(7)

10.8	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(9)

10.9	Lease for La Canada offices dated a of October 1, 2002, between the Company and La Canada Properties, Inc.	(15)

10.10	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(8)

10.11	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, N.A.	(11)

10.12	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(12)

10.13	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(13)

10.14	Amendment No. 5 to Loan Agreement, dated as of September 25, 2003, between the Company Bank of America, N.A.	(14)

10.15*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(10)

10.16*	Employment agreement dated as of November 15, 2002, between the Company and Craig L. Levra.	(16)

10.17*	Employment agreement dated as of November 15, 2002, between the Company and Howard K. Kaminsky.	(16)

10.18*	Employment agreement dated as of November 15, 2002, between the Company and Dennis D. Trausch.	(16)

14.1	Code of Conduct	†

23.1	Report of Independent Registered Public Accounting Firm.	†

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Sector 202 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Sector 202 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed Pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-107683).

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(4)	Incorporated by reference to Exhibits 10.19 through 10.23, to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(5)	Incorporated by reference to Exhibits 4.5 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61612).

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

(8)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(9)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2000.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2001.

(13)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(14)	Incorporated by reference to Exhibits 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2002.

(16)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2002.

(17)	Incorporated by reference to Appendix D to the Company’s definitive proxy statement for the 2004 annual meeting of stockholders.