Form 10-Q
period 2004-06-30
SPORT CHALET INC
filed 2004-07-30
CIK 892907

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 29, 2004: 6,679,034

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

     Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	June 30,
	2004	2003
Net sales	$61,538,119	$53,309,276
Cost of goods sold, buying and occupancy	43,839,441	38,536,263

Gross profit	17,698,678	14,773,013
Selling, general and administrative expenses	17,236,355	15,721,469

Income (loss) from operations	462,323	(948,456)
Interest expense	(43,291)	(34,010)

Income (loss) before taxes	419,032	(982,466)
Income tax provision (benefit)	174,000	(389,000)

Net income (loss)	$245,032	$(593,466)

Earnings (loss) per share:
Basic	$0.04	$(0.09)

Diluted	$0.03	$(0.09)

Weighted average number of common shares outstanding:
Basic	6,673,534	6,629,667

Diluted	7,190,852	6,629,667

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2004	2004
	(Unaudited)
Assets
Current assets:
Cash	$1,530,938	$3,071,648
Accounts receivable, less allowance of $30,000	1,015,778	1,158,934
Merchandise inventories	64,521,890	54,172,055
Prepaid expenses and other current assets	2,478,926	2,202,036
Deferred income taxes	2,412,173	2,443,945

Total current assets	71,959,705	63,048,618
Furniture, equipment and leasehold improvements-net	29,706,263	29,467,976
Deferred income taxes	614,101	83,704
Other assets	93,019	101,036

Total assets	$102,373,088	$92,701,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,466,625	$11,131,473
Salaries and wages payable	3,347,569	3,354,368
Income taxes payable	366,328	35,631
Other accrued expenses	8,449,941	7,830,961

Total current liabilities	31,630,463	22,352,433
Deferred rent	5,924,790	5,818,026
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000
Issued and outstanding shares – 6,673,534 at June 30, 2004 and March 31, 2004	66,735	66,735
Additional paid-in capital	22,872,834	22,830,906
Retained earnings	41,878,266	41,633,234

Total stockholders’ equity	64,817,835	64,530,875

Total liabilities and stockholders’ equity	$102,373,088	$92,701,334

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2004	2003
Operating activities
Net income (loss)	$245,032	$(593,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,840,892	1,452,000
Loss on disposal of furniture, equipment and leasehold improvements	—	244,821
Deferred income taxes	(498,625)	(227,352)
Tax benefit on employee stock options	41,928	2,257
Changes in operating assets and liabilities:
Accounts receivable	143,156	314,006
Merchandise inventories	(10,349,835)	(8,614,079)
Prepaid expenses and other current assets	(276,890)	(234,191)
Refundable income taxes	—	(263,906)
Bank overdraft	—	1,190,640
Accounts payable	8,335,152	9,594,563
Salaries and wages payable	(6,799)	599,409
Income taxes payable	330,697	—
Other accrued expenses	618,980	830,089
Deferred rent	106,764	166,741

Net cash provided by operating activities	530,452	4,461,532
Investing activities
Purchase of furniture, equipment and leasehold improvements	(2,079,179)	(2,192,387)
Other assets	8,017	6,275

Net cash used in investing activities	(2,071,162)	(2,186,112)
Financing activities
Proceeds from exercise of stock options	—	8,875

Net cash provided by financing activities	—	8,875

Increase (decrease) in cash and cash equivalents	(1,540,710)	2,284,295
Cash and cash equivalents at beginning of period	3,071,648	4,230,003

Cash and cash equivalents at end of period	$1,530,938	$6,514,298

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$300,000	$100,000
Interest	—	—

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

     The financial data at March 31, 2004 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Earnings (loss) per Share

     Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended
	June 30,
	2004	2003
Net income (loss)	$245,032	$(593,466)
Weighted average number of common shares:
Basic	6,673,534	6,629,667
Effect of dilutive securities- stock options	517,318	—

Diluted	7,190,852	6,629,667

Earnings (loss) per share:
Basic	$0.04	$(0.09)
Effect of dilutive securities	$0.01	$0.00

Diluted	$0.03	$(0.09)

3. Stock Compensation

     The Financial Accounting Standards Board’s (“FASB”) SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, and Amendment of FASB Statement No. 123” (“SFAS No.148”) amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effects on reporting. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company’s net income would have been:

	Three months ended June 30,
	2004	2003
Net income (loss) as reported	$245,032	$(593,466)
Add:
Stock based compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	$134,647	$134,202

Pro forma net income (loss)	$110,385	$(727,668)

Earnings (loss) per share – basic and diluted
As reported – basic	$0.04	$(0.09)
As reported – diluted	$0.03	$(0.09)
Pro forma – basic	$0.02	$(0.11)
Pro forma – diluted	$0.01	$(0.11)

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

	Three months ended June 30,
	2004		2003
	Amount	Percent	Amount	Percent
Net sales	$61,538	100.0%	$53,309	100.0%
Gross profit	17,699	28.8%	14,773	27.7%
Selling, general and administrative expenses	17,236	28.0%	15,721	29.5%
Income (loss) from operations	463	0.8%	(948)	(1.8%)
Interest expense	(43)	(0.1%)	(34)	(0.1%)
Income (loss) before taxes	420	0.7%	(982)	(1.8%)
Net (loss) income	245	0.4%	(593)	(1.1%)
Earnings (loss) per share:
Basic	$0.04		$(0.09)
Diluted	$0.03		$(0.09)

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Sales increased $8.2 million, or 15.4%, from $53.3 million for the three months ended June 30, 2003 to $61.5 million for the same period this year. The increase is the result of opening three new stores which contributed $5.0 million in sales, or 9.4%, as well as a same store sales increase of 6.1%. The same store sales increase is due to warmer weather which was more consistent with historical first quarter temperatures compared to the same period last year. The three new stores were opened in the third quarter of fiscal 2004. Same store sales are based upon stores opened throughout both periods.

     Gross profit increased $2.9 million, or 19.8%, primarily from increased sales. As a percent of sales, gross profit increased from 27.7% for the three months ended June 30, 2003 to 28.8% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics as well as continued improvements in inventory procurement.

     Selling, general and administrative expenses increased $1.5 million, or 9.6%, primarily from additional stores. As a percent of sales, these expenses decreased from 29.5% for the three months ended June 30, 2003, to 28.0% for the same period this year. The decrease is primarily a result of the increase in same store sales, labor savings and lower advertising expense attributable to a larger portion of vendor reimbursement, partially offset by an increase in workers’ compensation expenses.

     The effective income tax rate was 39.6% for the three months ended June 30, 2003 compared to 41.5% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

     Net income increased $838,000, from a loss of $593,000, or $0.09 per diluted share, for the three months ended June 30, 2003 to income of $245,000, or $0.03 per diluted share, for the same period this year, primarily as a result of increased sales and improved gross profit combined with decreased selling, general and administrative costs.

Liquidity and Capital Resources

     The Company’s primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowings have met the Company’s liquidity needs. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

     Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the three months ended June 30, 2004, $530,000 was generated by operating activities compared to $4.5 million for the same period last year.

     Inventories increased by $10.3 million and $8.6 million for the three months ended June 30, 2004 and 2003, respectively, compared to the respective year-end balances primarily due to the seasonal build-up of summer related inventory. In addition, the Company opened three new stores in the third quarter of fiscal 2004. The average inventory per store decreased by 2.1%, at June 30, 2004 as compared to June 30, 2003, primarily from continued improvements in inventory procurement.

     Bank overdraft represents the total of checks in transit in excess of cash on hand. Although there is no bank overdraft at June 30, 2004, the overdraft is expected to continue and fluctuate due to the timing of vendor payments in the future. Historically, accounts payable has increased as inventory increases. In the three months ended June 30, 2004, accounts payable combined with the bank overdraft, increased by $8.3 million as compared to an increase of $10.8 million for the three months ended June 30, 2003. The relative change as compared to inventory levels is primarily the result of the timing of inventory receipts during the period.

     Net cash used in investing activities for the three months ended June 30, 2004 was $2.1 million compared to $2.2 million for the same period ended June 30, 2003. In addition to routine capital spending, the Company remodeled two stores during the three months ended June 30, 2003 compared to the three months ended June 30, 2004, when the Company incurred additional expenditures for new stores scheduled to open this fiscal year.

     The Company’s amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (4.50% at June 30, 2004) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations. Due to improved inventory management the Company did not borrow on this facility during the period ended June 30, 2004.

     The Company’s primary contractual obligations and commitments as of March 31, 2004, are its store leases with initial terms expiring from 2005 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

	Operating
Payments due by period:	Leases	Employment Contracts
Within 1 year	$17,023,811	$319,500
2 - 3 years	33,948,239	639,000
4 - 5 years	31,537,754	639,000
After 5 years	62,662,962	1,597,500

Total	$145,172,766	$3,195,000

     All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses although, in some cases, the Company expects that percentage rent will more than offset the base rental amounts. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to $1,555,093 relating to purchase commitments were outstanding as of March 31, 2004 and expire within one year.

     No cash dividends were declared on Common Stock in fiscal 2004. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

     The Company’s significant accounting policies are described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements.

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

     Revenue Recognition. Sales are recognized upon the purchase by customers at the Company’s retail store locations, less merchandise returned by customers. The Company provides a reserve for projected merchandise returns based on historical experience. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.

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

     Gift Card/Certificate Redemption. The Company offers its customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of the Company’s product offerings. The gift cards and certificates have no expiration dates. The Company records unredeemed gift cards or certificates as a liability until the point of redemption. The Company’s historical experience indicates that not all issued gift cards or certificates get redeemed. Accordingly, the Company periodically adjusts the carrying value of the related liability. Pending legislation could impact the method in which the Company calculates carrying value in the future. The Company monitors redemptions rates as a percent of issuances and uses this information to estimate probable redemption of all outstanding gift cards or certificates. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change or if the pattern of redeeming gift cards is significantly different than the Company has experienced with gift certificates.

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

     Accounting for Income Taxes. As part of the process of preparing the financial statements, income taxes are estimated for each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that future recovery is not likely, a valuation allowance would be established. To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

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

Factors That May Affect Future Results

     The Company’s short- and long-term success is subject to many factors that are beyond the Company’s control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

     Economic Conditions. The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by the Company is generally a discretionary expense for its customers. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits has had, and may in the future have, a material adverse effect on the Company’s results of operations.

     Terrorism/War. Terrorist attacks may cause damage or disruption to the Company’s employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause the Company to suffer in ways that the Company currently cannot predict. The Company’s geographical focus in California and Nevada may make the Company more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

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

     Seasonality. The Company’s sales volume increases significantly during the Holiday season as is typical with other sporting goods retailers. In addition, the Company’s product mix has historically emphasized cold weather sporting goods increasing the seasonality of the Company’s business. In recent years the months of November, December and January represent between 30% and 34% of the Company’s total net sales, while winter-related products ranged from 15% to 19% of total net sales. The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by those living in Southern California. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Suppliers in the ski and snowboard industry require the Company to make commitments for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, the Company places its orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, the Company may be required to mark down its winter apparel and equipment.

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

     Closely Controlled Stock. At June 7, 2004, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder, owned approximately 65% of the Company’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

     Our Business Depends on Anticipating Consumer Tastes. If the Company fails to anticipate changes in consumer preferences, it may experience lower net sales, higher inventory markdowns and lower margins. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Sporting goods are often subject to short-lived trends, such as the short-lived popularity of in-line scooters. Outdoor wear is significantly influenced by fashion. The Company’s success depends upon the ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. Failure to identify and respond to these changes may cause net sales to decline. In addition, because the Company generally makes commitments to purchase products from vendors up to nine months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility, which bears interest at floating rates. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

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

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Not Applicable.

     Item 3. Defaults Upon Senior Securities.

     Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     Item 5. Other Information.

Stockholder Proposals

     The proxy materials for the 2004 annual meeting of the stockholders to be held on August 2, 2004 were mailed to stockholders of the Company on June 21, 2004.

     Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. The 2005 annual meeting of stockholders is presently expected to be held on or about August 1, 2005. Any such proposal to be included in the proxy statement for the Company’s 2005 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 on or before February 21, 2005 in a form that complies with applicable regulations. If the date of the 2005 annual meeting is advanced or delayed more than 30 days from the date of the 2004 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2005 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2005 annual meeting. Upon any determination that the date of the 2005 annual meeting will be advanced or delayed by more than 30 days from the date of the 2004 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

     In the event a stockholder proposal is not submitted to the Company on or before May 6, 2005, the proxies solicited by the Board of Directors for the 2005 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with the recommendations of the Board of Directors if the proposal is presented at the 2005 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

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

SPORT CHALET, INC.
DATE: July 30, 2004	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)