Form 10-Q
period 2004-09-30
SPORT CHALET INC
filed 2004-11-04
CIK 892907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act).
Yes |_|     No |X|

Number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of November 2, 2004: 6,682,701

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

        Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003

Net sales	$72,465,181	$61,818,702	$134,003,300	$115,127,978
Cost of goods sold, buying and occupancy	49,989,199	43,305,377	93,828,640	81,841,640

Gross profit	22,475,982	18,513,325	40,174,660	33,286,338
Selling, general and administrative expenses	19,419,902	15,580,745	36,656,257	31,302,214

Income from operations	3,056,080	2,932,580	3,518,403	1,984,124
Interest expense	47,616	55,746	90,907	89,756

Income before taxes	3,008,464	2,876,834	3,427,496	1,894,368
Income tax provision	1,205,000	1,149,000	1,379,000	760,000

Net income	$1,803,464	$1,727,834	$2,048,496	$1,134,368

Earnings per share:
Basic	$0.27	$0.26	$0.31	$0.17

Diluted	$0.25	$0.25	$0.28	$0.16

Weighted average number of common shares outstanding:
Basic	6,679,590	6,633,667	6,678,631	6,631,667

Diluted	7,217,471	6,944,024	7,202,652	6,937,438

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$1,371,215	$3,071,648
Accounts receivable, less allowance of $235,000 at September 30, 2004 and $30,000 at March 31, 2004	4,448,821	1,158,934
Merchandise inventories	76,625,015	54,172,055
Prepaid expenses and other current assets	2,443,198	2,202,036
Deferred income taxes	2,326,380	2,443,945

Total current assets	87,214,629	63,048,618
Furniture, equipment and leasehold improvements-net	32,228,634	29,467,976
Deferred income taxes	398,402	83,704
Other assets	87,403	101,036

Total assets	$119,929,068	$92,701,334

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$7,543,711	$—
Accounts payable	29,351,024	11,131,473
Salaries and wages payable	2,988,752	3,354,368
Income taxes payable	574,512	35,631
Other accrued expenses	6,781,965	7,830,961

Total current liabilities	47,239,964	22,352,433

Deferred rent	6,007,412	5,818,026

Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares – 2,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares – 15,000,000
Issued and outstanding shares – 6,680,701 at September 30, 2004 and 6,673,534 at March 31, 2004	66,807	66,735
Additional paid-in capital	22,933,155	22,830,906
Retained earnings	43,681,730	41,633,234

Total stockholders’ equity	66,681,692	64,530,875

Total liabilities and stockholders’ equity	$119,929,068	$92,701,334

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,
	2004	2003
Operating activities
Net income	$2,048,496	$1,134,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,761,783	2,986,396
Loss on disposal of furniture, equipment and leasehold improvements	—	244,821
Deferred income taxes	(197,133)	(149,542)
Tax benefit on employee stock options	61,923	4,134
Changes in operating assets and liabilities:
Accounts receivable	(3,289,887)	87,982
Merchandise inventories	(22,452,960)	(10,838,835)
Prepaid expenses and other current assets	(241,162)	(242,571)
Refundable income taxes	—	58,990
Bank overdraft	7,543,711	(566,426)
Accounts payable	18,219,551	9,586,711
Salaries and wages payable	(365,616)	(264,144)
Income taxes payable	538,881	746,488
Other accrued expenses	(1,048,996)	(18,889)
Deferred rent	189,386	295,261

Net cash provided by operating activities	4,767,977	3,064,744

Investing activities
Purchase of furniture, equipment and leasehold improvements	(6,522,441)	(3,681,844)
Other assets	13,633	13,464

Net cash used in investing activities	(6,508,808)	(3,668,380)

Financing activities
Proceeds from exercise of stock options	40,398	39,430

Net cash provided by financing activities	40,398	39,430

Decrease in cash and cash equivalents	(1,700,433)	(564,206)
Cash and cash equivalents at beginning of period	3,071,648	4,230,003

Cash and cash equivalents at end of period	$1,371,215	$3,665,797

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$975,000	$100,000
Interest	—	—

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

          Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net income	$1,803,464	$1,727,834	$2,048,496	$1,134,368

Weighted average number of common shares:
Basic	6,679,590	6,633,667	6,678,631	6,631,667
Effect of dilutive securities- stock options	537,881	310,357	524,021	305,771

Diluted	7,217,471	6,944,024	7,202,652	6,937,438

Earnings per share:
Basic	$0.27	$0.26	$0.31	$0.17
Effect of dilutive securities- stock options	$0.02	$0.01	$0.03	$0.01

Diluted	$0.25	$0.25	$0.28	$0.16

3.	Stock Compensation

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

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003

Net income as reported	$1,803,464	$1,727,834	$2,048,496	$1,134,368
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	145,193	131,268	279,840	265,470

Pro forma net income	$1,658,271	$1,596,566	$1,768,656	$868,898

Earnings per share – basic and diluted
As reported – basic	$0.27	$0.26	$0.31	$0.17
As reported – diluted	$0.25	$0.25	$0.28	$0.16

Pro forma – basic	$0.25	$0.24	$0.27	$0.13
Pro forma – diluted	$0.23	$0.23	$0.25	$0.13

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

          On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June15, 2005. The Company could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. The Company expects to adopt this new standard in the second quarter ending September 30, 2005 and is currently evaluating the effect that the adoption of this standard will have on its financial position and results of operations.

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

	Three months ended September 30,				Six months ended September 30,
	2004		2003		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$72,465	100.0%	$61,819	100.0%	$134,003	100.0%	$115,128	100.0%
Gross profit	22,476	31.0%	18,513	29.9%	40,175	30.0%	33,286	28.9%
Selling, general and administrative expenses	19,420	26.8%	15,581	25.2%	36,656	27.4%	31,302	27.2%
Income from operations	3,056	4.2%	2,932	4.7%	3,519	2.6%	1,984	1.7%
Interest expense	(48)	(0.1%)	(56)	(0.1%)	(91)	(0.1%)	(90)	(0.1%)
Income before taxes	3,008	4.2%	2,876	4.7%	3,428	2.6%	1,894	1.6%
Net income	1,803	2.5%	1,727	2.8%	2,048	1.5%	1,134	1.0%

Earnings per share:
Basic	$0.27		$0.26		$0.31		$0.17
Diluted	$0.25		$0.25		$0.28		$0.16

          Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. Sales increased $10.7 million, or 17.2%, from $61.8 million for the three months ended September 30, 2003 to $72.5 million for the same period this year. The increase is the result of opening five new stores which contributed $6.7 million in sales, or 10.9% of total sales, as well as a same store sales increase of 5.2%. Three new stores were opened in the third quarter of fiscal 2004 and two new stores opened in the second quarter of fiscal 2005. The same store sales increase is due to stronger end of summer sales resulting from better inventory assortment compared to the same period last year. In addition, the Company acquired a Southern California based team dealer and consolidated the team business during the quarter. Same store sales are based upon stores opened throughout both periods and exclude team sales.

          Gross profit increased $4.0 million, or 21.4%, primarily from increased sales. As a percent of sales, gross profit increased from 29.9% for the three months ended September 30, 2003 to 31.0% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics as well as continued improvements in inventory procurement, which lowered markdowns as a percent of sales.

          Selling, general and administrative expenses increased $3.8 million, or 24.6%, primarily from additional stores. As a percent of sales, these expenses increased from 25.2% for the three months ended September 30, 2003, to 26.8% for the same period this year. The increase is primarily a result of the additional labor and advertising expense required to open three new stores, partially offset by the leverage created by an increase in same store sales.

          The effective income tax rate was 39.9% for the three months ended September 30, 2003 compared to 40.1% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

          Net income increased $76,000, from $1.7 million, or $0.25 per diluted share, for the three months ended September 30, 2003 to $1.8 million, or $0.25 per diluted share, for the same period this year, primarily as a result of increased sales and improved gross profit partially offset by the expenses required to open three new stores.

           Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003.Sales increased $18.9 million, or 16.4%, from $115.1 million for the six months ended September 30, 2003 to $134.0 million for the same period this year. The increase is the result of opening five new stores which contributed $11.8 million in sales, or 10.2% of total sales, as well as a same store sales increase of 5.7%. Three new stores were opened in the third quarter of fiscal 2004 and two new stores opened in the second quarter of fiscal 2005. The same store sales increase is due to stronger sales resulting from better inventory assortment compared to the same period last year. In addition, the Company acquired a Southern California based team dealer and consolidated the team business during the period. Same store sales are based upon stores opened throughout both periods and exclude team sales.

          Gross profit increased $6.9 million, or 20.7%, primarily from increased sales. As a percent of sales, gross profit increased from 28.9% for the six months ended September 30, 2003 to 30.0% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics as well as continued improvements in inventory procurement, which lowered markdowns as a percent of sales.

          Selling, general and administrative expenses increased $5.4 million, or 17.1%, primarily from additional stores. As a percent of sales, these expenses increased from 27.2% for the six months ended September 30, 2003, to 27.4% for the same period this year. The increase is primarily a result of the additional labor and advertising expense required to open three new stores, partially offset by the leverage created by an increase in same store sales.

          The effective income tax rate was 40.1% for the six months ended September 30, 2003 compared to 40.2% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

          Net income increased $914,000, from $1.1 million, or $0.16 per diluted share, for the six months ended September 30, 2003 to $2.0 million, or $0.28 per diluted share, for the same period this year, primarily as a result of increased sales and improved gross profit partially offset by the expenses required to open three new stores.

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

          Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the six months ended September 30, 2004, $4.8 million was generated by operating activities compared to $3.1 million for the same period last year.

          Inventories increased by $22.5 million and $10.8 million for the six months ended September 30, 2004 and 2003, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory. In addition, the Company opened three new stores in the third quarter of fiscal 2004 and two new stores in the second quarter of fiscal 2005. The average inventory per store increased by 2.2%, at September 30, 2004 as compared to September 30, 2003, primarily from the planned early receipt of winter related product, without which the average inventory per store decreased 5.4%. The decrease is due to continuing improvements in inventory procurement. Winter related product was received earlier to improve efficiencies of overall merchandise flow.

          Bank overdraft represents the total of checks in transit in excess of cash on hand. The bank overdraft at September 30, 2004 was $7.5 million and the overdraft is expected to continue and fluctuate due to the timing of vendor payments in the future. Historically, accounts payable has increased as inventory increases. In the six months ended September 30, 2004, accounts payable combined with the bank overdraft, increased by $25.8 million as compared to an increase of $9.0 million for the six months ended September 30, 2003. The relative change as compared to inventory levels is primarily the result of the timing of inventory receipts during the period.

          Net cash used in investing activities for the six months ended September 30, 2004 was $6.5 million compared to $3.7 million for the same period ended September 30, 2003. In addition to routine capital spending, the Company remodeled two stores during the six months ended September 30, 2003. For the six months ended September 30, 2004, the Company started two store remodels, opened three new stores and incurred additional expenditures for two new stores scheduled to open later this fiscal year. The Southern California based team dealer acquired during the quarter ended September 30, 2004 had an immaterial effect on the Company’s cash flow.

          The Company’s amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (5.0% at September 30, 2004) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations. Due to improved inventory management the Company did not borrow on this facility during the period ended September 30, 2004.

          The Company’s primary contractual obligations and commitments as of September 30, 2004, are its store leases with initial terms expiring from 2005 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$20,435,934	$319,500
2 - 3 years	41,343,437	639,000
4 - 5 years	37,565,815	639,000
After 5 years	76,616,276	1,437,750

Total	$175,961,462	$3,035,250

          All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses although, in some cases, the Company expects that percentage rent will more than offset the base rental amounts. Generally, purchase obligations are cancelable 45 days prior to shipment from vendors. Letters of credit amounting to $2,309,000 relating to self-insurance reserves were outstanding as of September 30, 2004 and expire within one year.

          No cash dividends were declared on Common Stock in the first two quarters of fiscal 2005. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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

          Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of September 30, 2004. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

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

          Implementing Section 404 of the Sarbanes-Oxley Act of 2002.  The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to provide an assessment of the effectiveness of its internal control over financial reporting beginning with the Annual Report on Form 10-K for the fiscal year ending March 31, 2006. The Company’s independent auditors will be required to confirm in writing whether the assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006.

          This process will be expensive, time consuming and will require significant attention of management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors’ attestation on time. If the Company discovers a material weakness, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

          Until the Company completes the review and any necessary remedial action, and secures the written attestation of its independent auditors that its internal controls are adequate, the Company will not be able to file its Annual Report on Form 10-K for fiscal year 2006 as required by the Securities Exchange Act of 1934. If the Company’s Form 10-K is delayed, its stock price could fall. If the delay is significant, the Company could be subject to a variety of administrative sanctions, including the delisting of its Common Stock from Nasdaq and the inability of registered broker-dealers to make a market in its Common Stock, which would further reduce its stock price.

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

          Expansion Plan.  The Company’s continued growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets. The ability to successfully implement this growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	the Company may not be able to negotiate acceptable lease terms;

•	the Company might not be able to hire and retain qualified store personnel; and

•	the Company might not have the financial resources necessary to fund the Company's expansion plans.

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

          Closely Controlled Stock.  At November 2, 2004, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder, owned approximately 65% of the Company’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

Part II – OTHER INFORMATION

          Item 1.  Legal Proceedings.

          The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition, cash flows or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage.

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

          Not Applicable.

          Item 3. Defaults Upon Senior Securities.

          Not Applicable.

          Item 4. Submission of Matters to a Vote of Security Holders.

          On August 2, 2004, we held our 2004 annual meeting of stockholders. At the annual meeting, there were 6,679,115 shares entitled to vote, and 6,338,480 shares were represented at the meeting in person or by proxy.

          The following summarizes the results for those matters submitted to our stockholders for action at the annual meeting:

1.	Election of Directors. To elect three Class 3 directors to hold office until the annual meeting of stockholders to be held in 2007, or until their respective successors have been elected and qualified.

Director	For	Withheld
Donald J. Howard	6,321,347	17,133
Norbert Olberz	6,228,447	110,033
Kenneth Olsen	6,322,919	15,561

2.	Approval of the 2004 Equity Incentive Plan. To approve the Company’s 2004 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Voter
5,326,746	304,795	106,364	660,575

3.	Ratification of Appointment of Independent Auditors. To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending March 31, 2005.

For	Against	Abstain
6,328,070	10,146	264

          Item 5.  Other Information.

Stockholder Proposals

          The proxy materials for the 2004 annual meeting of the stockholders held on August 2, 2004 were mailed to stockholders of the Company on June 21, 2004.

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

DATE: November 3, 2004	SPORT CHALET, INC.

By:  /s/ HOWARD K. KAMINSKY
       ————————————————
Howard K. Kaminsk
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)