Form 10-Q
period 2004-12-31
SPORT CHALET INC
filed 2005-02-09
CIK 892907

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

|__|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of February 8, 2005: 6,685,701

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

Page
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Net sales	$95,913,947	$79,704,678	$229,917,247	$194,832,656
Cost of goods sold, buying and
occupancy	64,743,377	53,743,477	158,572,017	135,585,117

Gross profit	31,170,570	25,961,201	71,345,230	59,247,539
Selling, general and administrative
expenses	24,697,260	20,807,415	61,353,517	52,109,629

Income from operations	6,473,310	5,153,786	9,991,713	7,137,910
Interest expense	145,842	72,314	236,749	162,070

Income before taxes	6,327,468	5,081,472	9,754,964	6,975,840
Income tax provision	2,529,000	1,997,000	3,908,000	2,757,000

Net income	$3,798,468	$3,084,472	$5,846,964	$4,218,840

Earnings per share:
Basic	$0.57	$0.46	$0.88	$0.64

Diluted	$0.53	$0.44	$0.81	$0.61

Weighted average number of common
shares outstanding:
Basic	6,675,534	6,650,801	6,679,631	6,635,730

Diluted	7,226,357	7,028,838	7,212,034	6,960,235

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$6,894,585	$3,071,648
Accounts receivable, less allowance of $300,000
at December 31, 2004 and $30,000 at March 31, 2004	4,595,010	1,158,934
Merchandise inventories	75,407,922	54,172,055
Prepaid expenses and other current assets	3,180,961	2,202,036
Deferred income taxes	2,294,721	2,443,945

Total current assets	92,373,199	63,048,618
Furniture, equipment and leasehold improvements-net	35,183,824	29,467,976
Deferred income taxes	193,961	83,704
Other assets	81,780	101,036

Total assets	$127,832,764	$92,701,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,642,637	$11,131,473
Salaries and wages payable	3,856,777	3,354,368
Income taxes payable	1,837,090	35,631
Other accrued expenses	11,917,418	7,830,961

Total current liabilities	51,253,922	22,352,433

Deferred rent	6,082,486	5,818,026
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares - none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares -
6,682,701 at December 31, 2004 and 6,673,534
at March 31, 2004	66,827	66,735
Additional paid-in capital	22,949,331	22,830,906
Retained earnings	47,480,198	41,633,234

Total stockholders’ equity	70,496,356	64,530,875

Total liabilities and stockholders’ equity	$127,832,764	$92,701,334

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2004	2003
Operating activities
Net income	$5,846,964	$4,218,840
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,535,987	4,498,396
Loss on disposal of furniture, equipment and leasehold improvements	205,094	301,648
Deferred income taxes	38,967	(546,250)
Tax benefit on employee stock options	69,244	29,951
Changes in operating assets and liabilities:
Accounts receivable	(3,436,076)	(361,162)
Merchandise inventories	(21,235,867)	(20,012,117)
Prepaid expenses and other current assets	(978,925)	(561,007)
Refundable income taxes	—	58,990
Accounts payable	22,511,164	13,263,385
Salaries and wages payable	502,409	2,202,365
Income taxes payable	1,801,459	2,334,309
Other accrued expenses	4,086,457	7,057,016
Deferred rent	264,460	413,807

Net cash provided by operating activities	15,211,337	12,898,171

Investing activities
Purchase of furniture, equipment and leasehold improvements	(11,456,929)	(6,657,452)
Other assets	19,256	7,106

Net cash used in investing activities	(11,437,673)	(6,650,346)

Financing activities
Proceeds from exercise of stock options	49,273	166,197

Net cash provided by financing activities	49,273	166,197

Increase in cash and cash equivalents	3,822,937	6,414,022
Cash and cash equivalents at beginning of period	3,071,648	4,230,003

Cash and cash equivalents at end of period	$6,894,585	$10,644,025

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,998,000	$880,000
Interest	101,512	64,288

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

On February 7, 2005, the Office of the Chief Accountant of the SEC (the “OCA”) issued a letter regarding lease accounting. The Company has historically treated construction allowances from landlords as a reduction of fixed assets on its balance sheet and a reduction of depreciation expense on its statement of cash flows. In the opinion of the OCA, Statement of Accounting Standards No. 13 and FASB Technical Bulletin No. 88-1 require such landlord reimbursements to be presented on the balance sheet as a deferred credit and the amortization to be a reduction of rent expense. The Company and its independent registered public accounting firm have not yet determined the effect of the OCA’s position on the Company’s financial statements. However, because the amortization period for the related leasehold improvements is generally the same as the life of the lease, the Company does not believe that the OCA’s position would have a material effect on the Company’s income from operations.

2.	Earnings per Share

Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net income	$3,798,468	$3,084,472	$5,846,964	$4,218,840

Weighted average number of common shares:
Basic	6,675,534	6,650,801	6,679,631	6,635,730
Effect of dilutive securities-
stock options	550,823	378,037	532,403	324,505

Diluted	7,226,357	7,028,838	7,212,034	6,960,235

Earnings per share:
Basic	$0.57	$0.46	$0.88	$0.64
Effect of dilutive securities-
stock options	$0.04	$0.02	$0.07	$0.03

Diluted	$0.53	$0.44	$0.81	$0.61

3.	Stock Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effects on reporting. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company’s net income would have been:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Net income as reported	$3,798,468	$3,084,472	$5,846,964	$4,218,840
Add:
Stock-based compensation expense
included in reported net income,
net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation
expense determined under fair market
value based method for all awards, net
of related tax effects	147,294	134,583	409,037	400,053

Pro forma net income	$3,651,174	$2,949,889	$5,437,927	$3,818,787

Earnings per share - basic and diluted
As reported - basic	$0.57	$0.46	$0.88	$0.64
As reported - diluted	$0.53	$0.44	$0.81	$0.61

Pro forma - basic	$0.55	$0.44	$0.81	$0.58
Pro forma - diluted	$0.52	$0.42	$0.77	$0.55

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition. Note 3, Stock Compensation, of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation.  Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements.   The Company does not believe that the adoption of SFAS No. 123(R) will have a material impact on its results of operations or financial position. The Company expects to implement the new standard in the second quarter ending September 30, 2005 and is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

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

The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1–Financial Statements” above.

Overview

Sport Chalet, Inc. is a leading operator of 36 full service specialty sporting goods superstores in California and Nevada. In 1959, Norbert Olberz, the Company’s Chairman Emeritus and principal stockholder (the “Principal Stockholder”), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of

Norbert’s vision. The Company continues this tradition and is focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to the prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

The Company’s growth strategy had historically focused on Southern California, but now includes opening new stores throughout California and Nevada as suitable locations are found. In addition, the Company currently plans to expand into Arizona with an initial opening of three locations in the Phoenix area in fiscal 2005-2006. The Company has opened eight stores in the last 24 months. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Stores generally require three to four years to attract a stable, mature customer base.

The Company’s prototype stores and over 70% of the total store base range in size from 40,000 to 45,000 square feet and showcase each product category with the feel of a specialty shop all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Mature stores are evaluated for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to the required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital.

The Company believes that the overall growth of its business will allow it to maintain or increase its operating margins. Increased merchandise volumes should enable the Company to improve its purchasing leverage and achieve greater support throughout the supply chain.  The Company’s overall growth should leverage its investments in infrastructure such as the distribution center and information systems. However, these improvements are partially offset by the operating costs of new and maturing stores.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003.

The following tables set forth statements of income data and relative percentages of net sales for the three months ended December 31, 2004 and 2003 (dollar amounts in thousands, except per share amounts).

	Three months ended December 31,
	2004		2003		Dollar	Percentage Dollar
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$95,914	100.0%	$79,705	100.0%	$16,209	20.3%
Gross profit	31,171	32.5%	25,961	32.6%	5,210	20.1%
Selling, general and administrative expenses	24,697	25.7%	20,807	26.1%	3,890	18.7%
Income from operations	6,473	6.7%	5,154	6.5%	1,319	25.6%
Interest expense	146	0.2%	72	0.1%	74	102.8%
Income before taxes	6,327	6.6%	5,082	6.4%	1,245	24.5%
Net income	3,798	4.0%	3,084	3.9%	714	23.2%

Earnings per share:
Basic	$0.57		$0.46		$0.11	23.9%
Diluted	$0.53		$0.44		$0.09	20.5%

Sales increased $16.2 million, or 20.3%, from $79.7 million for the three months ended December 31, 2003 to $95.9 million for the same period this year. The sales growth is the result of opening eight new stores which resulted in an $11.4 million increase in sales, or 14.3%, as well as a same store sales increase of 6.8%. Three new stores were opened in the third quarter of fiscal 2004, two new stores were opened in the second quarter of fiscal 2005 and three new stores were opened in the third quarter of fiscal 2005. The same store sales increase is due to colder weather early in the quarter this year compared to the same period last year that helped stimulate demand for winter apparel and equipment. Excluding sales of winter related merchandise, same store sales increased 3.4% for the three months ended December 31, 2004 compared to the same period last year. Same store sales are based upon stores opened throughout both periods presented and exclude team sales.

Gross profit increased $5.2 million, or 20.1%, primarily from increased sales. As a percent of sales, gross profit decreased slightly from 32.6% for the three months ended December 31, 2003 to 32.5% for the same period this year.

Selling, general and administrative expenses increased $3.9 million, or 18.7%, primarily from additional stores. As a percent of sales, these expenses decreased from 26.1% for the three months ended December 31, 2003, to 25.7% for the same period this year. The decrease is primarily a result of the efficiencies from the increase in same store sales by the mature stores offset in part by the new stores which take time to reach operating efficiency. In addition, a decrease in workers’ compensation expense resulted in a reduction equal to approximately 1% of sales, partially as the result of an increase in reserves required in the same period last year as well as significantly reduced claim activity this year. The reduction in claim activity this year is believed to be the result of a new safety program implemented at all store locations.

The effective income tax rate was 39.3% for the three months ended December 31, 2003 compared to 40.0% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

Net income increased $714,000, or 23.2%, from $3.1 million, or $0.44 per diluted share, for the three months ended December 31, 2003 to $3.8 million, or $0.53 per diluted share, for the same period this year, primarily as a result of increased sales and reduced workers’ compensation expense, partially offset by the expenses associated with the new stores.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003.

The following tables set forth statements of income data and relative percentages of net sales for the nine months ended December 31, 2004 and 2003 (dollar amounts in thousands, except per share amounts).

	Nine months ended December 31,
	2004		2003		Dollar	Percentage Dollar
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$229,917	100.0%	$194,833	100.0%	$35,084	18.0%
Gross profit	71,345	31.0%	59,248	30.4%	12,097	20.4%
Selling, general and administrative expenses	61,354	26.7%	52,110	26.7%	9,244	17.7%
Income from operations	9,992	4.3%	7,138	3.7%	2,854	40.0%
Interest expense	237	0.1%	162	0.1%	75	46.3%
Income before taxes	9,755	4.2%	6,976	3.6%	2,779	39.8%
Net income	5,847	2.5%	4,219	2.2%	1,628	38.6%

Earnings per share:
Basic	$0.88		$0.64		$0.24	37.5%
Diluted	$0.81		$0.61		$0.20	32.8%

Sales increased $35.1 million, or 18.0%, from $194.8 million for the nine months ended December 31, 2003 to $229.9 million for the same period this year. The increase is the result of opening eight new stores which resulted in a $23.1 million increase in sales, or 11.9%, as well as a same store sales increase of 6.1%. Three new stores were opened in the third quarter of fiscal 2004, two new stores were opened in the second quarter of fiscal 2005 and three new stores were opened in the third quarter of fiscal 2005. The same store sales increase is believed to be due to better inventory assortments compared to the same period last year. Same store sales are based upon stores opened throughout both periods presented and exclude team sales.

Gross profit increased $12.1 million, or 20.4%, primarily from increased sales. As a percent of sales, gross profit increased from 30.4% for the nine months ended December 31, 2003 to 31.0% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics and continued improvements in inventory procurement which lowered markdowns.

Selling, general and administrative expenses increased $9.2 million, or 17.7%, primarily from additional stores. As a percent of sales, these expenses remain unchanged at 26.7% for the nine months ended December 31, 2003, and 26.7% for the same period this year. Efficiencies from the increase in same store sales by the mature stores were offset by the new stores which take time to reach operating efficiency. In addition, a decrease in workers’ compensation expense resulted in a reduction equal to approximately 0.4% of sales, partially as the result of an increase in reserves required in the same period last year as well as significantly reduced claim activity this year. The reduction in claim activity this year is believed to be the result of a new safety program implemented at all store locations.

The effective income tax rate was 39.5% for the nine months ended December 31, 2003 compared to 40.1% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

Net income increased $1.6 million, or 38.6%, from $4.2 million, or $0.61 per diluted share, for the nine months ended December 31, 2003 to $5.8 million, or $0.81 per diluted share, for the same period this year, primarily as a result of increased sales, improved gross profit margin, and reduced workers’ compensation expense, partially offset by the expenses associated with the new stores.

Liquidity and Capital Resources

The Company’s primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowings have met the Company’s liquidity needs. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the nine months ended December 31, 2004, $15.2 million was generated by operating activities compared to $12.9 million for the same period last year.

Accounts receivable increased $3.4 million for the nine months ended December 31, 2004 compared to the year-end balance primarily from amounts due to the Company from the landlords of recently opened new stores. These amounts represent partial reimbursement of construction costs as required by the lease agreements.

Inventories increased by $21.2 million and $20.0 million for the nine months ended December 31, 2004 and 2003, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory. In addition, the Company opened two new stores in the second quarter of fiscal 2005 and three new stores in the third quarter of fiscal 2005. The average inventory per store decreased by 9.2%, at December 31, 2004 as compared to December 31, 2003, primarily due to the continuing improvements in inventory procurement.

Historically, accounts payable has increased as inventory increases. In the nine months ended December 31, 2004, accounts payable increased by $22.5 million as compared to an increase of $13.3 million for the nine months ended December 31, 2003. The relative change as compared to inventory levels is the result of the timing of vendor payments near the end of the period.

Net cash used in investing activities for the nine months ended December 31, 2004 was $11.4 million compared to $6.7 million for the same period ended December 31, 2003. In addition to routine capital spending, the Company remodeled two stores and opened three new stores during the nine months ended December 31, 2003. For the nine months ended December 31, 2004, the Company completed two store remodels and opened five new stores. The Southern California based team dealer acquired during the quarter ended September 30, 2004 had an immaterial effect on the Company’s cash flow.

The Company’s amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (5.50% at December 31, 2004) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of December 31, 2004, are its store leases with initial terms expiring from 2005 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$21,392,206	$319,500
2 - 3 years	42,055,034	639,000
4 - 5 years	37,970,135	639,000
After 5 years	73,490,723	1,357,875

Total	$174,908,098	$2,955,375

All retail store leases provide for base rent which may or may not be credited against percentage rent based upon gross sales from the premises. In some of the leases, base rental amounts increase as the lease term progresses although, in some cases, the Company expects that percentage rent will more than offset the base rental amounts. Generally, purchase obligations are cancelable 45 days prior to shipment from vendors. Letters of credit amounting to $2,309,000 relating to self-insurance reserves were outstanding as of December 31, 2004 and expire within one year.

No cash dividends were declared on Common Stock in the first three quarters of fiscal 2005. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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

Accounting for Lease Incentives. On February 7, 2005, the Office of the Chief Accountant of the SEC (the “OCA”) issued a letter regarding lease accounting. The Company has historically treated construction allowances from landlords as a reduction of fixed assets on its balance sheet and a reduction of depreciation expense on its statement of cash flows. In the opinion of the OCA, Statement of Accounting Standards No. 13 and FASB Technical Bulletin No. 88-1 require such landlord reimbursements to be presented on the balance sheet as a deferred credit and the amortization to be a reduction of rent expense. The Company and its independent registered public accounting firm have not yet determined the effect of the OCA’s position on the Company’s financial statements. However, because the amortization period for the related leasehold improvements is generally the same as the life of the lease, the Company does not believe that the OCA’s position would have a material effect on the Company’s income from operations.

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

Revenue Recognition. Sales are recognized upon the purchase by customers at the Company’s retail store locations, less merchandise returned by customers. The Company provides a reserve for projected merchandise returns based on historical experience which is not material to the results of operations. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Revenues from services and licensing agreement are generally recorded on a cash basis, which approximates when the revenue is earned, and are not material.

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

Gift Card/Certificate Redemption. The Company offers its customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of the Company’s product offerings. The gift cards and certificates have no expiration dates. The Company records unredeemed gift cards or certificates as a liability until the point of redemption. The Company’s historical experience indicates that not all issued gift cards or certificates get redeemed. Accordingly, the Company periodically adjusts the carrying value of the related liability and decreases cost of sales by a corresponding amount. Such adjustments have not been material to the Company’s results of operations to date. Pending legislation could impact the method in which the Company calculates the carrying value in the future. The Company monitors redemptions rates as a percent of issuances and uses this information to estimate probable redemption of all outstanding gift cards or certificates. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change or if the pattern of redeeming gift cards is significantly different than the Company has experienced with gift certificates.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of December 31, 2004. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

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

This process will be expensive, time consuming and will require significant attention of management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors’ attestation on time. If the Company discovers a material weakness, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements, cause the delisting of its Common Stock from Nasdaq and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

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

In addition, the Company’s expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among the Company’s stores, added strain on the Company’s distribution center, additional information to be processed by the Company’s information systems and diversion of management attention from ongoing operations. The Company faces additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to the Company’s unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than the Company’s existing markets. To the extent that the Company is not able t these new challenges, net sales could decrease and operating costs could increase. Furthermore, a decline in the Company’s overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in the Company’s markets may adversely affect the Company’s current growth plan. There can be no assurance that the Company will possess sufficient funds to finance the expenditures related to its planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

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

Closely Controlled Stock. At February 8 2005, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder, owned approximately 65% of the Company’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

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

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the “reasonable assurance” level in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There were no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Registrant’s Independent Registered Public Accounting Firm

(a)        On November 15, 2004, the Company dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm. Ernst & Young LLP had served as the Company’s independent registered public accounting firm since 1983. The decision to dismiss Ernst & Young LLP was made by the Audit Committee of the Board of Directors of the Company and, upon recommendation by that committee, was approved by the full Board of Directors.

The reports of Ernst & Young LLP on the Company’s financial statements for each of the last two completed fiscal years contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period through the date of the dismissal, the Company had no disagreement with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to such disagreement in connection with their reports for such periods.

During the two most recent fiscal years and the subsequent interim period through the date of the dismissal, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

The Company provided Ernst & Young LLP with a copy of the above disclosures and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements and, if not, stating the respects in which they do not agree. A copy of the letter from Ernst & Young LLP is incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K (File NO. 000-20736) filed on November 18, 2004.

(b)        On November 15, 2004, the Company engaged Moss Adams LLP as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending March 31, 2005. The engagement of Moss Adams LLP was made by the Audit Committee of the Board of Directors of the Company and, upon recommendation by that committee, was approved by the full Board of Directors.

During the two most recent fiscal years of the Company and the subsequent interim period prior to engaging Moss Adams LLP, neither the Company, nor anyone on its behalf, has consulted with Moss Adams LLP regarding any of the matters set forth in Item 304(a)(2)(i)-(ii) of Regulation S-K.

Item 6.	Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1 (File No. 33-53120))
3.2	Bylaws of Sport Chalet, Inc. as amended (incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-8 (File No. 333-107683))
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 (File No. 33-53120))
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE:	February 9, 2005	By: /s / HOWARD K. KAMINSKY
Howard K. Kaminsky
Executive Vice President-Finance,

Chief Financial Officer and Secretary

(On behalf of the Registrant and as

Principal Financial and Accounting Officer)