Form 10-K/A
period 2004-03-31
SPORT CHALET INC
filed 2005-06-07
CIK 892907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                (Amendment No. 1)

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to_________.

                         Commission file number: 0-20736

                               Sport Chalet, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                            95-4390071
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). |_| Yes |X| No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2003, was approximately $14.2 million based upon the closing price of the Common Stock on that date.

The number of shares of the registrant's Common Stock outstanding as of June 7, 2004 was 6,673,534.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's last fiscal year, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

      This Amendment No. 1 to this Annual Report on Form 10-K/A ("Form 10-K/A") for the fiscal year ended March 31, 2004 is being filed in order to correct an error in the previously issued historical consolidated financial statements of Sport Chalet, Inc. (the "Company") for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 initially filed with the Securities and Exchange Commission (the "SEC") on June 22, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases" and amortization of leasehold improvements in accordance with paragraph 5(f) of Statement of Financial Accounting Standards No.13 "Accounting for Leases." See Note 2:
"Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements of this Form 10-K/A for additional discussion and a summary of the effect of these changes on the Company's consolidated financial statements as of March 31, 2004, March 31, 2003 and March 31, 2002.

      This Form 10-K/A amends and restates only Items 2, 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of this restatement of our financial statements for the periods presented. The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended March 31, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

                                TABLE OF CONTENTS

Item                                                                                        Page
------------------------------------------------------------------------------------------------
PART I

1.  Business ............................................................................    1

2.  Properties ..........................................................................    6

3.  Legal Proceedings ...................................................................    7

4.  Submission of Matters to a Vote of Security Holders .................................    7

PART II

5.  Market for Registrant's Common Equity, Related Stockholder Matters and
    Issuer Purchases of Equity Securities ...............................................    8

6.  Selected Consolidated Financial Data ................................................    9

7.  Management's  Discussion and Analysis of Financial  Condition and Results of
    Operations ..........................................................................   10

7A. Quantitative and Qualitative Disclosures About Market Risk ..........................   20

8.  Financial Statements and Supplementary Data .........................................   20

9.  Changes In and  Disagreements  With  Accountants on Accounting and Financial
    Disclosure ..........................................................................   20

9A. Controls and Procedures .............................................................   20

PART III

10. Directors and Executive Officers of the Registrant ..................................   21

11. Executive Compensation ..............................................................   21

12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters .........................................................   21

13. Certain Relationships and Related Transactions ......................................   21

14. Principal Accountant Fees and Services ..............................................   21

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................   22

                                     PART I

      This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include comments regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

ITEM 1. BUSINESS

General

      Sport Chalet, Inc. (referred to as the "Company," "Sport Chalet," "we," "us," and "our" unless specified otherwise), founded in 1959, is a leading operator of 31 full service, specialty sporting goods superstores in California and Nevada. As of March 31, 2004, we had 27 locations in Southern California, two in Northern California and two in Nevada. These stores average 38,800 square feet in size. In addition, we operate a retail e-commerce store through GSI Commerce, Inc. at www.sportchalet.com. Our executive offices are located at One Sport Chalet Drive, La Canada, California 91011, and our telephone number is
(818) 949-5300.

Operating History and Growth Plans

      In 1959, Norbert Olberz, our Chairman Emeritus and principal stockholder (the "Principal Stockholder"), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert's vision. As a true pioneer in the industry, Norbert's mission was three simple things. To "see things through the eyes of the customer"; "to do a thousand things a little bit better"; and to focus on "being the best, not the biggest." Over the last 45 years, Sport Chalet has grown into a chain of 31 specialty retail superstores serving both California and Nevada.

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

      Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pool for SCUBA and watersports instruction and demonstrations, and a 100 foot shoe wall, among other improvements. In coming years we plan to retro-fit certain mature stores to conform to the prototype. During fiscal 2005, four stores will be remodeled, with expected grand re-openings in fall of 2004 and spring of 2005. For both new stores and remodels, we continually update our prototype format to remain competitive. While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many prototype design elements as possible. We evaluate stores for remodel based on each store's age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital. Once a store is selected for remodel, an estimate of fixtures and leasehold improvements requiring disposal is prepared. The remaining book-value of these items are fully expensed through accelerated depreciation over the period prior to the completion of the remodel. For fiscal 2005 this additional expense is expected to be approximately $700,000. With the scheduled new store openings and remodels, 44% of our store base will be three years old or less.

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

      The following table sets forth the percentage of total net sales for each major category for each of the last three fiscal years:

                                                   Year Ended March 31,
                                                 -------------------------
                                                 2004      2003      2002
                                                 ----      ----      ----
      Hardlines ............................       53%       53%       53%
      Apparel ..............................       28%       28%       29%
      Footwear .............................       19%       19%       18%
                                                 ------------------------
             Total .........................      100%      100%      100%
                                                 ========================

      We operate our online store through GSI Commerce, Inc. ("GSI") at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. We receive a license fee based on a percentage of sales generated by the website.

      The market for retail sporting goods is seasonal in nature. As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season. In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly winter-sports related products. In recent years, the months of November, December and January represented between 30% and 34% of our total net sales, while winter-related products ranged from 15% to 19% of total net sales. Management anticipates that this seasonal trend in sales will persist. To be less dependent upon winter business, management continues to emphasize a broadened product mix that offers merchandise generally purchased by consumers in the spring, summer and fall seasons. See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Factors That May Affect Future Results - Seasonality."

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

Information Systems

      We use a "best of breed" approach to information systems. All new systems communicate with a legacy system that has become the centralized data repository and the primary financial system. Our inventory systems track purchasing, sales and inventory transfers down to the stock keeping unit or "SKU" level and allow us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We believe these systems enable us to increase margins by reducing inventory and markdowns while strengthening our in-stock positions.

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

Trademarks and Trade Names

      We use the "Sport Chalet" name as a service mark in connection with our business operations. We have registered "Sport Chalet" as a service mark with the State of California, and have obtained federal registration for certain purposes, which has been successfully defended in the past against attack by third parties. We also retain common law rights to the name, which we have used since 1959. The lack of federal registration for certain purposes might pose a problem if we were to expand into a geographic area where the name or any confusingly similar name is used by someone with prior rights.

Industry and Competition

      The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

      o full-line sporting goods chains, such as The Sports Authority, Galyans, Dick's Sporting Goods and Big 5;

      o     specialty stores, such as REI, Foot Locker and West Marine;

      o supplier-owned stores, such as Nike, The North Face, adidas and New Balance;

      o mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target, Macy's and Sears; and

      o     Internet retailers and catalog merchandisers.

      Many of these competitors have greater financial resources than we do, or better name recognition in regions into which we seek to expand. Our industry is dominated by sporting goods superstore retailers, i.e., full-line sporting goods
chains  with  stores   typically  larger  than  30,000  square  feet,
often in freestanding locations. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Specialty retailers often have the advantage of a lower cost structure and a smaller "footprint" that can be located in shopping centers and strip malls, offering more customer convenience.

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

Employees

      As of March 31, 2004, we had a total of approximately 2,654 full and part-time employees, 2,420 of whom were employed in our stores and 234 of whom were employed in warehouse and delivery operations or in executive office positions. None of our employees are covered by a collective bargaining agreement. We encourage and welcome the communication of our employees' ideas, suggestions and concerns and believe this contributes to our strong employee relations. A typical store has approximately 75 employees, of whom 20 to 40 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

      We are committed to the growth and training of our employees in order to provide "The Expert" product knowledge and service to our customers. Our "Certified Pro" program ensures that employees attend product line specific clinics and receive hands-on training to improve technical product and service expertise. Only after completing all of the clinics and training, in addition to passing specific testing, may an associate be considered a Certified Pro. Certified Pro certification is offered in 19 different service disciplines and is a requirement for new associates in their areas of expertise. Being knowledgeable and informed allows our work force to meet the customer's needs and enhance their shopping experience.

Financial Information about Segments

      For financial reporting purposes the Company operates in a single business segment.

Additional Information

      The Company makes available free of charge through our website, www.sportchalet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission ("SEC").

      The public may read any of the items we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

      ITEM 2. PROPERTIES

      At June 7, 2004, we had 31 store locations. The following table summarizes the key information on our retail properties:

                                                                                     Gross
                                                                                     Square
Location                                          Opening Date                       Footage
-------------------------                         --------------                    ----------
La Canada (1)..................................   June 1960                             40,300
Huntington Beach (2)...........................   June 1981                             50,000
La Jolla ......................................   June 1983                             20,000
Mission Viejo..................................   August 1986                           30,000
Point Loma (2).................................   November 1987                         34,600
Valencia (2)...................................   November 1987                         40,000
Marina del Rey.................................   November 1989                         42,300
Beverly Hills..................................   November 1989                         39,300
Brea (2).......................................   April 1990                            34,200
Oxnard (2).....................................   June 1990                             40,100
West Hills (2).................................   June 1991                             44,000
Burbank........................................   August 1992                           45,000
Montclair (3)..................................   November 1992                         18,000
Torrance.......................................   November 1993                         38,700
Glendora.......................................   November 1993                         40,000
Rancho Cucamonga (2)...........................   June 1994                             36,000
Irvine (2).....................................   November 1995                         35,000
Laguna Niguel..................................   November 1997                         40,000
Mission Valley.................................   June 1998                             47,000
Long Beach.....................................   May 1999                              43,000
Porter Ranch...................................   July 1999                             43,000
Temecula.......................................   October 1999                          40,000
Chino Hills....................................   July 2000                             40,000
Palmdale (2)...................................   June 2001                             40,000
Henderson, NV (2) ...........................     November 2001                         42,000
Costa Mesa - South Coast Plaza...............     November 2001                         40,300
Summerlin, NV (2)............................     November 2002                         40,300
Riverside (2) ...............................     November 2002                         44,000
Antioch (2)..................................     November 2003                         40,000
Redlands (2).................................     November 2003                         42,000
Sacramento (2)...............................     December 2003                         40,600
                                                                                      ---------
                                                                             Total    1,209,700
                                                                                      =========

----------------------
(1) The original store opened in 1959. The existing store includes four facilities.

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

      We lease from corporations controlled by Norbert Olberz, Sport Chalet's Chairman Emeritus and principal stockholder (the "Principal Stockholder"), our corporate office space in La Canada and our stores in La Canada, Huntington Beach and Porter Ranch, California. In prior years, we also leased from him our warehouse and distribution facility in Montclair, California. Although the term of this lease ran to 2007, the Principal Stockholder agreed to cancel the lease when we moved to the new distribution center in January 2002. The new distribution center located in Ontario, California, is leased from an unrelated third party. We have incurred rental expense to the Principal Stockholder of $2.5 million, $2.1 million and $2.3 million in fiscal 2004, 2003 and 2002, respectively.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

      Our Common Stock is traded on the Nasdaq Stock Market under the symbol "SPCH." The following table reflects the range of high and low sale prices of our Common Stock by quarter over the last two fiscal years as reported by
Nasdaq:

      Fiscal 2003                                           High      Low
      -----------                                          ------   ------
      First Quarter ....................................   $ 9.40   $ 8.49
      Second Quarter ...................................   $ 9.05   $ 6.54
      Third Quarter ....................................   $ 7.34   $ 6.12
      Fourth Quarter ...................................   $ 7.41   $ 6.50

      Fiscal 2004                                           High      Low
      -----------                                          ------   ------
      First Quarter ....................................   $ 7.42   $ 6.50
      Second Quarter ...................................   $ 7.55   $ 6.81
      Third Quarter ....................................   $10.93   $ 6.96
      Fourth Quarter ...................................   $15.08   $ 9.40

      Fiscal 2005                                           High      Low
      -----------                                          ------   ------
      First Quarter (through June 7, 2004) .............   $13.90   $ 9.65

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 31, 2004 and have been
restated  to  reflect   adjustments  that  are  discussed  further  in  Note  2.
"Restatement and Reclassification of Financial Statements" in the Notes to Consolidated Financial Statements. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

                                                                      Year Ended March 31 (As restated)
                                                        --------------------------------------------------------------
                                                          2004         2003          2002          2001          2000
                                                          ----         ----          ----          ----          ----
Statements of Income Data:                                   (In thousands, except per share, square foot amounts)
Net sales ...........................................   $264,237    $ 238,033     $ 227,349     $ 214,842     $ 175,846
Cost of goods sold, buying and occupancy
   costs ............................................    184,047      168,519       162,368       148,334       123,794
                                                        ---------------------------------------------------------------
Gross profit ........................................     80,190       69,514        64,981        66,508        52,052
Selling, general and administrative expenses ........     72,360       62,579        57,443        54,690        43,713
                                                        ---------------------------------------------------------------
Income from operations ..............................      7,830        6,935         7,538        11,818         8,339
Interest expense (income) ...........................        190          307            71          (361)         (284)
                                                        ---------------------------------------------------------------
Income before taxes .................................      7,640        6,628         7,467        12,179         8,623
Income tax provision ................................      2,996        2,584         3,026         4,913         3,431
                                                        ---------------------------------------------------------------
Net income ..........................................   $  4,644    $   4,044     $   4,441     $   7,266     $   5,192
                                                        ===============================================================
Earnings per share - basic ..........................   $   0.70    $    0.61     $    0.67     $    1.10     $    0.79
                                                        ===============================================================
Earnings per share - diluted ........................   $   0.66    $    0.58     $    0.63     $    1.07     $    0.77
                                                        ===============================================================
Weighted average shares outstanding:
     Basic ..........................................      6,646        6,615         6,587         6,580         6,577
                                                        ===============================================================
     Diluted ........................................      7,008        6,947         6,995         6,805         6,756
                                                        ===============================================================

Selected Operating Data:
Comparable store sales increase (decrease) (1) ......        3.7%        (0.9)%        (1.1)%        14.5%          2.0%
Net cash provided by operating activities ...........   $  7,608    $   6,513     $   7,350     $  11,512     $   1,694
EBITDA (2) ..........................................   $ 14,276    $  12,826     $  12,997     $  16,321     $  12,242
Stores open at end of period ........................         31           28            26            23            22
Total square feet at end of period (3) ..............      1,210        1,087         1,002           881           841
Net Sales per square foot (4) .......................   $    239    $     241     $     247     $     256     $     229
Average net sales per store (4) .....................   $  9,221    $   9,220     $   9,453     $   9,642     $   8,480


                                                                           As of March 31 (As restated)
                                                        --------------------------------------------------------------
                                                          2004         2003          2002          2001          2000
                                                          ----         ----          ----          ----          ----
Balance Sheet Data:                                                             (Inthousands)
Working capital .....................................   $ 40,746    $  37,329     $  32,224     $  33,238     $  29,239
Total assets ........................................     95,056       89,492        85,510        78,007        66,924
Long-term debt ......................................         --           --            --            --            --
Total stockholders' equity ..........................     62,811       57,456        53,223        48,692        41,274

(1) A store's sales are included in the comparable store sales calculation after its twelfth full month of operation.

(2) EBITDA is earnings before income taxes, interest expense and depreciation and amortization. We believe that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performance as it provides an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In evaluating EBITDA, consideration should be given, among other things, to the amount by which EBITDA exceeds interest costs for the period and how EBITDA compares to capital expenditures for the period. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP") as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our method of calculating EBITDA may differ from methods used by other companies and, as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

(3) Total square footage of all stores open at the end of the period represented in thousands of square feet.

(4) Calculated by using stores that were open for the full current fiscal period and were also open for the full prior fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and our consolidated financial statements and related notes thereto.

Restatement of Financial Statements

      On February 7, 2005, the Office of the Chief Accountant of the SEC (the "OCA") issued a letter to the American Institute of Certified Public Accountants regarding lease accounting which identified three issues:

   1. Amortization of Leasehold Improvements - The OCA believes that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of their economic lives or the lease term, as defined in paragraph 5(f) of FASB Statement 13 ("SFAS 13"), Accounting for Leases, as amended. The OCA believes amortizing leasehold improvements over a term that includes assumption of lease renewals is appropriate only when the renewals have been determined to be "reasonably assured," as that term is contemplated by SFAS 13.

   2. Rent Holidays - The OCA believes that pursuant to the response in paragraph 2 of FASB Technical Bulletin 85-3 ("FTB 85-3"), Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed.

   3. Landlord/Tenant Incentives - The OCA believes that: (a) leasehold improvements made by a lessee that are funded by landlord incentives or allowances under an operating lease should be recorded by the lessee as leasehold improvement assets and amortized over a term consistent with the guidance in item 1 above; (b) the incentives should be recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13 and the response to Question 2 of FASB Technical Bulletin 88-1 ("FTB 88-1"), Issues Relating to Accounting for Leases, and therefore, the OCA believes it is inappropriate to net the deferred rent against the leasehold improvements; and (c) a registrant's statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities.

      Management and the Audit Committee of the Board of Directors of the Company in consultation with Moss Adams LLP and Ernst & Young LLP, determined that the Company's accounting for leases was not consistent with the accounting principles described in the OCA's letter. Similar to many other retailers, the Company has corrected its error in accounting for leases as follows:

   1. Generally the Company has amortized leasehold improvements over the shorter of the assets' estimated useful lives or the initial lease terms, excluding any renewal options. This is consistent with the Company's utilization of initial lease terms in its calculation of straight line rent expense, however, in some situations the Company depreciated leasehold improvements over a 15-year period while the straight line rent expense in those same years was computed over the initial lease terms, which were less than 15 years. Therefore, to ensure compliance with generally accepted accounting principles, the Company is correcting its calculation of its amortization of leasehold improvements to utilize the shorter of the assets' estimated useful lives or the initial terms of the related leases.

   2. The Company had historically recognized straight line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period from the calculation of the period over which it expensed rent. The Company has determined that it should have included the build-out period in its calculation of straight line rent expense and has corrected its straight line rent accrual and deferred lease credits accordingly.

   3. The Company has historically treated construction allowances from landlords as a reduction of fixed assets on its balance sheet and the related amortization as a reduction of depreciation expense on its statement of cash flows. The Company has corrected its accounting for tenant improvement allowances to reflect the recognition of rent expense on a straight line basis. Certain reclassifications have been reflected in the statement of cash flows to include tenant improvement allowances within operating activities and exclude them as a component of capital expenditures within investing activities. This restatement to previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated.

      See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements of this Form 10-K/A for a summary of the effect of these changes on the Company's consolidated financial statements as of March 31, 2004, March 31, 2003 and March 31, 2002.

Results of Operations

      The following tables set forth statements of income data and relative percentages of net sales for the periods indicated (dollar amounts in thousands, except per share amounts).

                                             Year ended March 31 (As restated)
                              -----------------------------------------------------------------
                                     2004                  2003                    2002
                              -------------------    -------------------    -------------------
                              Amount      Percent    Amount      Percent    Amount      Percent
                              ------      -------    ------      -------    ------      -------
Net sales ................   $264,237      100.0%   $238,033      100.0%   $227,349      100.0%
Gross profit .............     80,190       30.3      69,514       29.2      64,981       28.6
Selling, general and
   administrative expenses     72,360       27.4      62,579       26.3      57,443       25.3
Income from operations ...      7,830        3.0       6,935        2.9       7,538        3.3
Interest expense (income)         190        0.1         307        0.1          71        0.0
Income before taxes ......      7,640        2.9       6,628        2.8       7,467        3.3
Net income ...............      4,644        1.8       4,044        1.7       4,441        2.0
Earnings per share:
      Basic ..............   $   0.70               $   0.61               $   0.67
      Diluted ............   $   0.66               $   0.58               $   0.63

                                Quarter ended March 31 (As restated)
                             --------------------------------------------
                                     2004                   2003
                             --------------------   --------------------
                              Amount      Percent    Amount      Percent
                             -------      -------   -------      -------
Net sales ................   $ 69,404      100.0%   $ 58,230      100.0%
Gross profit .............     20,505       29.5      16,291       28.0
Selling, general and
   administrative expenses     19,970       28.8      16,041       27.5
Income from operations ...        535        0.8         250        0.4
Interest expense .........         28        0.0          34        0.1
Income before taxes ......        507        0.7         216        0.4
Net income ...............        330        0.5         116        0.2
Earnings per share:
      Basic ..............   $   0.05               $   0.02
      Diluted ............   $   0.05               $   0.02

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

      Gross profit increased $10.7 million or 15.4%, primarily from increased sales. As a percent of sales, gross profit increased from 29.2% in fiscal 2003 to 30.3% in fiscal 2004. The 1.1% increase for fiscal 2004 compared to fiscal 2003 resulted primarily from ongoing improvements in purchasing practices which reduced the need for markdowns.

      Selling, general and administrative expenses increased $9.8 million or 15.6%, primarily from additional stores. As a percent of sales, these expenses increased from 26.3% in fiscal 2003 to 27.4% in fiscal 2004. The 1.1% increase for fiscal 2004 compared to fiscal 2003 resulted from several primary factors:
(i) the write-off of assets totaling $245,000 which came from two large-scale remodels completed in the first quarter of fiscal 2004, (ii) increased workers' compensation expense of $1.2 million, (iii) additional non-cash compensation expense from a stock award of $449,000 from the Principal Stockholder to certain executives of the Company, combined with a cash bonus of $369,000, paid by the Company to cover the executives' related income tax.

      The effective tax rate as a percent of pretax income was 39.2% for fiscal 2004 and 39.0% for fiscal 2003. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

      Net income increased from $4.0 million or $0.58 per diluted share for fiscal 2003, to $4.6 million or $0.66 per diluted share for fiscal 2004, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased workers' compensation expense and the effect of the stock award.

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

      Gross profit increased $4.2 million or 25.9%, primarily from increased sales. As a percent of sales, gross profit increased from 28.0% for the quarter ended March 31, 2003 to 29.5% for the quarter ended March 31, 2004. The 1.5% increase resulted primarily from reduced markdowns as more seasonable winter weather conditions increased customer demand for winter-related products.

      Selling, general and administrative expenses increased $3.9 million or 24.5%, primarily from additional stores. As a percent of sales, these expenses increased from 27.5% for the quarter ended March 31, 2003 to 28.8% for the quarter ended March 31, 2004. The 1.3% increase is primarily the result of two factors: (i) increased workers' compensation expense of $600,000, (ii) additional non-cash compensation expense from a stock award of $449,000 from the Principal Stockholder to certain executives of the Company, combined with a cash bonus of $369,000, paid by the Company to cover the executives' related income tax.

      The effective tax rate, as a percent of pretax income, was 34.9% for the quarter ended March 31, 2004 and 46.3% for the same period in fiscal 2003. Both differ from the statutory rate of 39.8% as a result of fourth quarter provision adjustments reconciling the estimated effective rate utilized in prior quarters to the annual effective tax rate.

      Net income increased from $116,000 or $0.02 per diluted share for the quarter ended March 31, 2003, to $330,000 or $0.05 per diluted share for the quarter ended March 31, 2004, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased workers' compensation expense and the effect of the stock award.

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

      Gross profit increased $4.5 million or 7.0%, primarily from increased sales. As a percent of sales, gross profit increased from 28.6% in fiscal 2002 to 29.2% in fiscal 2003. The improvement in merchandise margins was partially offset by the effects of decreased comparable store sales which caused occupancy costs to increase as a percent of sales in fiscal 2003 compared to fiscal 2002.

      Selling, general and administrative expenses increased $5.1 million or 8.9%, primarily from additional stores. As a percent of sales, these expenses increased from 25.3% in fiscal 2002 to 26.3% in fiscal 2003. The increase was caused by increases in utility expenses, advertising expense, professional fees, incentive-based labor and employment-based insurance costs.

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

      Net income decreased from $4.4 million or $0.63 per diluted share for fiscal 2002, to $4.0 million or $0.58 per diluted share for fiscal 2003, primarily due to higher selling, general and administrative expenses partially offset by higher sales and improved merchandise margins.

Liquidity and Capital Resources

      Our primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

      Net cash provided by operating activities of $7.6 million, $6.5 million and $7.4 million for fiscal 2004, 2003 and 2002, respectively, was primarily the result of net income, adjusted for depreciation and amortization, and increases in bank overdraft combined with accounts payable offset by inventory purchases.

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

      Net cash used in investing activities was $9.0 million, $6.7 million, and $12.1 million for fiscal 2004, 2003 and 2002, respectively, primarily for capital expenditures as shown below, in thousands:


                                          Year ended March 31
                                       2004     2003      2002
                                       ----     ----      ----
                New stores            $3,595   $2,658   $ 4,628
                Remodels               1,978       --        --
                Existing stores          850      457     1,710
                Information systems    1,496    2,233       993
                Distribution center       --       --     3,278
                Other                  1,082    1,450     1,518
                                      ------   ------   -------
                Total                 $9,001   $6,798   $12,127
                                      ======   ======   =======

      We have continued to open new stores, three in fiscal 2004, two in fiscal 2003 and three in fiscal 2002. In addition, we are beginning to remodel mature stores, two in fiscal 2004. In fiscal 2002, the distribution center was relocated.

      As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2005 are expected to be approximately $14.2 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $7.3 million of this amount will be used to open five new stores. The remainder is primarily for expenditures on information systems and existing store improvements, which include four remodels. Depreciation is expected to be accelerated for the stores to be remodeled, increasing depreciation expense for those stores by approximately $700,000 through the remodel date. We evaluate stores for remodel based on each store's age and competitive situation as well as how much the landlord will contribute to our required improvements.

      Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. As of March 31, 2004, 2003, and 2002, we had no outstanding borrowings on this facility.

      Our amended credit facility with Bank of America, N.A. (the "Lender") provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender's prime rate plus 0.25% (4.25% at March 31, 2004) or can be fixed for a period of time at the then current rate established under one of several indices, all at our option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require us to maintain certain minimum cash flow coverage and debt-to-equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We are currently in compliance with the covenants. We believe our credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require us to request additional borrowing capacity from the Lender or alter our expansion plans or operations.

      Our primary contractual obligations and commitments as of March 31, 2004, are store leases with initial terms expiring from 2005 through 2020, which typically provide for multiple five-year renewal options and employment contracts:

                                             Operating      Employment
         Payments due by period:               Leases       Contracts
                                            ------------   ------------
         Within 1 year ..................   $ 17,023,811   $    319,500
         2 - 3 years ....................     33,948,239        639,000
         4 - 5 years ....................     31,537,754        639,000
         After 5 years ..................     62,662,962      1,597,500
                                            ------------   ------------
         Total ..........................   $145,172,766   $  3,195,000
                                            ============   ============

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

      Self-insurance. Property, general liability and workers' compensation insurance coverage is self-insured for various levels. Self-insurance accruals include claims filed, as well as estimates of claims incurred but not yet reported based on historical trends. Projections of future loss are inherently uncertain because of the random nature of insurance claim occurrences and could be significantly affected if future occurrences and claims differ from historical trends.

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

      Impairment  of  Long-Lived  Assets.  We account for  long-lived  assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values. Declines in projected store cash flow could result in the impairment of assets.

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

      Expansion Plan. Our continued growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets. The ability to successfully implement this growth strategy could be negatively affected by any of the following:

      o     suitable sites may not be available for leasing;

      o     we may not be able to negotiate acceptable lease terms;

      o     we might not be able to hire and retain  qualified store  personnel;
            and

      o we might not have the financial resources necessary to fund our expansion plans.

      In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from ongoing operations. We face additional challenges in entering new markets, including consumers' lack of awareness of the Company, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, net sales could decrease and operating costs could increase. Furthermore, a decline in our overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in our geographical markets may adversely affect our current growth plan. There can be no assurance that we will possess sufficient funds to finance the expenditures related to our planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

      Future Capital Requirements. We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Unexpected conditions could cause us to be in violation of our Lender's operating covenants. Currently, we feel we have sufficient cash available through our bank credit facilities and cash from operations to fund existing operations for the foreseeable future. We cannot be certain that additional financing will be available in the future if necessary.

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

      Closely Controlled Stock. At June 7, 2004, Norbert Olberz, the Company's founder, Chairman Emeritus, director and Principal Stockholder, owned approximately 65% of Sport Chalet's outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs.

      Information Systems are Vulnerable. Our success, in particular our ability to successfully manage inventory levels and our centralized distribution system, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, replenish inventory from our warehouse, and aggregate daily sales information among other things. These systems and our operations are vulnerable to damage or interruption from:

      o     earthquake, fire, flood and other natural disasters;

      o power loss, computer systems failures, internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data and similar events; and

      o     computer   viruses,   penetration  by  hackers  seeking  to  disrupt
            operations or misappropriate information and other breaches of security.

      We seek to minimize these risks by the use of backup facilities and redundant systems. Nevertheless any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales.

      Our Business Depends on Anticipating Consumer Tastes. If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Sporting goods are often subject to short-lived trends, such as the short-lived popularity of in-line scooters. Outdoor wear is significantly influenced by fashion. Our success depends upon the ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers' participation in sports. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase products from vendors up to six months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the period ended in this report for the following reason: In May 2005, we announced that our financial statements were to be restated, relating to certain lease accounting and leasehold amortization accounting practices, consistent with similar adjustments made by many other retailers and other publicly traded companies concerning these practices. Our conclusion to change our accounting policy and restate was made, among other things, in consideration of the views of the Office of the Chief Accountant of the SEC expressed in its letter related to these matters dated February 7, 2005. Accordingly, we concluded that our controls over the selection of appropriate assumptions and factors affecting lease accounting practices were not effective as of the period ended in this report.

      In May 2005, the Company remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and recording of rent between the date the Company takes possession and the commencement date of the lease. The Company implemented controls in which all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

      Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

      There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal 1 - Election of Directors" contained in the definitive Proxy Statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year (the "Proxy Statement").

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information concerning principal accountant fees and services is incorporated herein by reference from the section entitled "Independent Auditors" contained in the Proxy Statement.

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

(c)   Exhibits - See Index on Page 43.

                               Sport Chalet, Inc.

               Index to Audited Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm......................24

Consolidated Statements of Income for each of the three years in the period ended March 31, 2004..................................................25

Consolidated Balance Sheets as of March 31, 2004 and 2003....................26

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended March 31, 2004.....................................27

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2004..................................................28

Notes to Consolidated Financial Statements...................................29

             Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

      We have  audited the  accompanying  consolidated  balance  sheets of Sport
Chalet, Inc. as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in Note 2,  "Restatement  and  Reclassification  of Financial
Statements,"   Sport  Chalet  has  restated  its  previously   issued  financial
statements to correct its accounting for leases.

                                                         /s/ Ernst & Young LLP

Los Angeles, California
May 21, 2004, except for Note 2 as to which the date is May 19, 2005

                               Sport Chalet, Inc.

                        Consolidated Statements of Income

                                                            Year ended March 31 (As restated)
                                                            2004           2003           2002
                                                        ------------------------------------------
Net sales ...........................................   $264,236,923   $238,033,375   $227,348,772
Cost of goods sold, buying and occupancy costs ......    184,046,770    168,519,772    162,367,361
                                                        ------------------------------------------
Gross profit ........................................     80,190,153     69,513,603     64,981,411

Selling, general and administrative expenses ........     72,360,528     62,578,573     57,443,412
                                                        ------------------------------------------
Income from operations ..............................      7,829,625      6,935,030      7,537,999

Interest expense (income) ...........................        189,924        306,755         70,791
                                                        ------------------------------------------
Income before taxes .................................      7,639,701      6,628,275      7,467,208

Income tax provision ................................      2,995,625      2,584,497      3,026,290
                                                        ------------------------------------------
Net income ..........................................   $  4,644,076   $  4,043,778   $  4,440,918
                                                        ==========================================

Earnings per share:
   Basic ............................................   $       0.70   $       0.61   $       0.67
                                                        ==========================================

   Diluted ..........................................   $       0.66   $       0.58   $       0.63
                                                        ==========================================

Weighted average number of common shares outstanding:
     Basic ..........................................      6,645,667      6,614,544      6,586,904
     Diluted ........................................      7,008,380      6,947,343      6,994,514

See accompanying notes.

                               Sport Chalet, Inc.

                           Consolidated Balance Sheets

                                                              March 31 (As restated)
                                                                 2004          2003
                                                             -------------------------
Assets
Current assets:
   Cash and cash equivalents .............................   $ 3,071,648   $ 4,230,003
   Accounts receivable, less allowance of $30,000 in 2004
     and $25,000 in 2003 .................................     1,208,934     1,140,519
   Merchandise inventories ...............................    54,172,055    50,886,630
   Prepaid expenses and other current assets .............     2,202,036     2,038,588
   Refundable income taxes ...............................            --        58,990
   Deferred income taxes .................................     2,443,945     1,325,249
                                                             -------------------------
Total current assets .....................................    63,098,618    59,679,979
Furniture, equipment and leasehold improvements:
   Furniture, fixtures and office equipment ..............    27,503,694    26,922,764
   Rental equipment ......................................     3,955,873     3,892,903
   Vehicles ..............................................       610,413       553,670
   Leasehold improvements ................................    26,186,004    23,355,255
                                                             -------------------------
                                                              58,255,984    54,724,592
   Less allowance for depreciation and amortization ......    27,633,846    26,302,563
                                                             -------------------------
                                                              30,622,138    28,422,029

Deferred income tax ......................................     1,234,729     1,279,931
Other assets .............................................       101,036       109,905
                                                             -------------------------
Total assets .............................................   $95,056,521   $89,491,844
                                                             =========================

Liabilities and stockholders' equity Current liabilities:
   Bank overdraft ........................................   $        --   $ 5,764,355
   Accounts payable ......................................    11,131,473     9,353,444
   Salaries and wages payable ............................     3,354,368     2,191,335
   Income taxes payable ..................................        35,631            --
   Other accrued expenses ................................     7,830,961     5,041,753
                                                             -------------------------
Total current liabilities ................................    22,352,433    22,350,887

Deferred rent ............................................     9,893,581     9,684,515
Commitments and contingencies ............................

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none ................            --            --
   Common stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 6,673,534 in 2004 and
     6,628,334 in 2003 ...................................        66,735        66,283
   Additional paid-in capital ............................    22,830,906    22,121,369
   Retained earnings .....................................    39,912,866    35,268,790
                                                             -------------------------
Total stockholders' equity ...............................    62,810,507    57,456,442
                                                             -------------------------
Total liabilities and stockholders' equity ...............   $95,056,521   $89,491,844
                                                             =========================

See accompanying notes.

                               Sport Chalet, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                 Common Stock             Additional        Retained
                                           Shares           Amount      Paid-in Capital      Earnings          Total
                                        --------------------------------------------------------------------------------
Balance at March 31, 2001 .........        6,580,001      $    65,800      $21,842,340      $26,784,094      $48,692,234
   Exercise of stock options ......           15,499              155           56,028               --           56,183
   Tax benefit from exercise of
     options ......................               --               --           34,249               --           34,249
   Net income for 2002 ............               --               --               --        4,440,918        4,440,918
                                        --------------------------------------------------------------------------------
Balance at March 31, 2002 .........        6,595,500           65,955       21,932,617       31,225,012       53,223,584
   Exercise of stock options ......           32,834              328          135,279               --          135,607
   Tax benefit from exercise of
     options ......................               --               --           53,473               --           53,473
   Net income for 2003 ............               --               --               --        4,043,778        4,043,778
                                        --------------------------------------------------------------------------------
Balance at March 31, 2003 .........        6,628,334           66,283       22,121,369       35,268,790       57,456,442
   Exercise of stock options ......           45,200              452          226,121               --          226,573
   Tax benefit from exercise of
     options ......................               --               --           34,498               --           34,498
   Stock Compensation from grant of
     shares from Principal
     Stockholder ..................               --               --          448,918               --          448,918
   Net income for 2004 ............               --               --               --        4,644,076        4,644,076
                                        --------------------------------------------------------------------------------
Balance at March 31, 2004 .........        6,673,534      $    66,735      $22,830,906      $39,912,866      $62,810,507
                                        ================================================================================

See accompanying notes.

                               Sport Chalet, Inc.

                      Consolidated Statements of Cash Flows

                                                                        Year ended March 31 (As restated)
                                                                    2004               2003               2002
                                                                 --------------------------------------------------
Operating activities
Net income ................................................      $  4,644,076       $  4,043,778       $  4,440,918
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization ........................         6,446,657          5,890,430          5,459,720
     Loss on disposal of equipment ........................           354,608             31,730            659,931
     Stock compensation ...................................           448,918                 --                 --
     Deferred income taxes ................................        (1,073,494)           (22,747)           340,146
     Tax benefit on employee stock options ................            34,498             53,473             34,249
     Changes in operating assets and liabilities:
       Accounts receivable ................................           (68,415)          (370,843)          (249,999)
       Merchandise inventories ............................        (3,285,425)        (2,970,077)        (5,425,021)
       Prepaid expenses and other current assets ..........          (163,448)          (281,581)          (432,960)
       Refundable income taxes ............................            58,990            389,770           (448,760)
       Bank overdraft .....................................        (5,764,355)        (1,427,903)         7,192,258
       Accounts payable ...................................         1,778,029         (1,461,797)        (1,135,443)
       Salaries and wages payable .........................         1,163,033              6,826           (775,658)
       Other accrued expenses .............................         2,789,208          1,033,545         (1,764,802)
       Income taxes payable ...............................            35,631                 --         (1,286,861)
       Deferred rent ......................................           209,066          1,598,297            742,072
                                                                 --------------------------------------------------
Net cash provided by operating activities .................         7,607,577          6,512,901          7,349,790

Investing activities
Purchases of furniture, equipment and leasehold
   improvements ...........................................        (9,001,374)        (6,797,554)       (12,127,475)
Other assets ..............................................             8,869            105,564             49,953
                                                                 --------------------------------------------------
Net cash used in investing activities .....................        (8,992,505)        (6,691,990)       (12,077,522)

Financing activities
Proceeds from bank borrowings .............................        10,225,000         57,563,424         15,100,000
Repayment of bank borrowings ..............................       (10,225,000)       (57,563,424)       (15,100,000)
Proceeds from exercise of stock options ...................           226,573            135,607             56,183
                                                                 --------------------------------------------------
Net cash provided by financing activities .................           226,573            135,607             56,183
                                                                 --------------------------------------------------
Decrease in cash and cash equivalents .....................        (1,158,355)           (43,482)        (4,671,549)
Cash and cash equivalents at beginning of year ............         4,230,003          4,273,485          8,945,034
                                                                 --------------------------------------------------
Cash and cash equivalents at end of year ..................      $  3,071,648       $  4,230,003       $  4,273,485
                                                                 ==================================================
Cash paid during the year for:
   Income taxes ...........................................      $  3,940,000       $  2,164,000       $  4,587,516
   Interest ...............................................           189,925            323,304             91,727

See accompanying notes.

                               Sport Chalet, Inc.

                   Notes to Consolidated Financial Statements

1. Description of Business

      Sport Chalet, Inc. (the "Company"), founded in 1959, is a leading operator of 31 full service, specialty sporting goods superstores in California and Nevada. The Company has 27 locations in Southern California, two in Northern California and two in Nevada.

      The   Chairman   of  the  Board  (the   "Principal   Stockholder")   owned
approximately 65% of the Company's outstanding Common Stock at March 31, 2004.

Segments of an Enterprise

      The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The company operates in a single business segment and operates only in the United States.

2. Restatement and Reclassification of Financial Statements

      On February 7, 2005, the Office of the Chief Accountant of the SEC (the "OCA") issued a letter to American Institute of Certified Public Accountants regarding lease accounting which identified three issues:

   1. Amortization of Leasehold Improvements - The OCA believes that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of their economic lives or the lease term, as defined in paragraph 5(f) of FASB Statement 13 ("SFAS 13"), Accounting for Leases, as amended. The OCA believes amortizing leasehold improvements over a term that includes assumption of lease renewals is appropriate only when the renewals have been determined to be "reasonably assured," as that term is contemplated by SFAS 13.

   2. Rent Holidays - The OCA believes that pursuant to the response in paragraph 2 of FASB Technical Bulletin 85-3 ("FTB 85-3"), Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed.

   3. Landlord/Tenant Incentives - The OCA believes that: (a) leasehold improvements made by a lessee that are funded by landlord incentives or allowances under an operating lease should be recorded by the lessee as leasehold improvement assets and amortized over a term consistent with the guidance in item 1 above; (b) the incentives should be recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13 and the response to Question 2 of FASB Technical Bulletin 88-1 ("FTB 88-1"), Issues Relating to Accounting for Leases, and therefore, the OCA believes it is inappropriate to net the deferred rent against the leasehold improvements; and (c) a registrant's statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities.

      Management and the Audit Committee of the Board of Directors of the Company in consultation with Moss Adams LLP and Ernst & Young LLP, determined that the Company's accounting for leases was not consistent with the accounting principles described in the OCA's letter. Consistent with many other retailers, the Company has corrected its error in accounting for leases as follows:

   1. Generally the Company has amortized leasehold improvements over the shorter of the assets' estimated useful lives or the initial lease terms, excluding any renewal options. This is consistent with the Company's utilization of initial lease terms in its calculation of straight line rent expense, however, in some situations the Company depreciated leasehold improvements over a 15-year period while the straight line rent expense in those same years was computed over the initial lease terms, which were less than 15 years. Therefore, to ensure compliance with generally accepted accounting principles, the Company is correcting its calculation of its amortization of leasehold improvements to utilize the shorter of their estimated useful lives or the initial terms of the related leases.

   2. The Company had historically recognized straight line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period from the calculation of the period over which it expensed rent. The Company has determined that it should have included the build-out period in its calculation of straight line rent expense and has corrected its straight line rent accrual and deferred lease credits accordingly.

   3. The Company has historically treated construction allowances from landlords as a reduction of fixed assets on its balance sheet and a reduction of depreciation expense on its statement of cash flows. The Company has corrected its accounting for tenant improvement allowances to reflect the recognition of rent expense on a straight line basis. Certain reclassifications have been reflected in the statement of cash flows to include tenant improvement allowances within operating activities and exclude them as a component of capital expenditures within investing activities. This restatement to previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated.

      Following is a summary of the significant effects of these corrections on the Company's consolidated balance sheet as of March 31, 2004 and March 31, 2003, as well as the effects of these corrections on the Company's consolidated statements of income and cash flows for the years ended March 31, 2004, March 31, 2003 and March 31, 2002:


                                                            Consolidated Statements of Income

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2004
                                                          Amount            Amount              Amount
                                                          ------            ------              ------
Cost of goods sold, buying and occupancy costs        $184,579,034        $(532,264)        $184,046,770
Gross profit                                            79,657,889          532,264           80,190,153
Selling, general and administrative expenses            71,987,975          372,553           72,360,528
Income from operations                                   7,669,914          159,711            7,829,625
Income before taxes                                      7,479,990          159,711            7,639,701
Income tax provision                                     2,933,000           62,625            2,995,625
Net income                                               4,546,990           97,086            4,644,076

Earnings per share:
             Basic                                    $       0.68        $    0.01         $       0.69
             Diluted                                  $       0.65        $    0.01         $       0.66


                                                            Consolidated Statements of Income

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2003
                                                         Amount             Amount             Amount
                                                         ------             ------             ------
Cost of goods sold, buying and occupancy costs        $168,739,502        $(219,730)        $168,519,772
Gross profit                                            69,293,873          219,730           69,513,603
Selling, general and administrative expenses            62,167,771          410,802           62,578,573
Income from operations                                   7,126,102         (191,072)           6,935,030
Income before taxes                                      6,819,347         (191,072)           6,628,275
Income tax provision                                     2,659,000          (74,503)           2,584,497
Net income                                               4,160,347         (116,569)           4,043,778

Earnings per share:
             Basic                                    $       0.63        $   (0.02)        $       0.61
             Diluted                                  $       0.60        $   (0.02)        $       0.58


                                                            Consolidated Statements of Income

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2002
                                                          Amount            Amount             Amount
                                                          ------            ------             ------
Cost of goods sold, buying and occupancy costs        $162,090,636        $ 276,725         $162,367,361
Gross profit                                            65,258,136         (276,725)          64,981,411
Selling, general and administrative expenses            57,126,198          317,214           57,443,412
Income from operations                                   8,131,938         (593,939)           7,537,999
Income before taxes                                      8,061,147         (593,939)           7,467,208
Income tax provision                                     3,267,000         (240,710)           3,026,290
Net income                                               4,794,147         (353,229)           4,440,918

Earnings per share:
             Basic                                    $       0.73        $   (0.05)        $       0.68
             Diluted                                  $       0.69        $   (0.05)        $       0.64


                                                              Consolidated Balance Sheets

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
As of March 31, 2004
                                                          Amount           Amount               Amount
                                                          ------           ------               ------
Accounts receivable                                   $  1,158,934      $    50,000         $  1,208,934
Leasehold improvements                                  23,241,431        2,944,573           26,186,004
Allowance for depreciation and amortization             25,843,435        1,790,411           27,633,846
Defered income tax                                          83,704        1,151,025            1,234,729
Total assets                                            92,701,334        2,355,187           95,056,521
Deferred rent                                            5,818,026        4,075,555            9,893,581
Retained earnings                                       41,633,234       (1,720,368)          39,912,866
Total stockholders' equity                              64,530,875       (1,720,368)          62,810,507
Total liabilities and stockholders' equity              92,701,334        2,355,187           95,056,521

                                                              Consolidated Balance Sheets

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
As of March 31, 2003
                                                          Amount           Amount               Amount
                                                          ------           ------               ------
Accounts receivable                                   $  1,090,519        $    50,000       $  1,140,519
Leasehold improvements                                  20,610,682          2,744,573         23,355,255
Allowance for depreciation and amortization             24,884,705          1,417,858         26,302,563
Defered income tax                                          66,281          1,213,650          1,279,931
Total assets                                            86,901,479          2,590,365         89,491,844
Deferred rent                                            5,276,696          4,407,819          9,684,515
Retained earnings                                       37,086,244         (1,817,454)        35,268,790
Total stockholders' equity                              59,273,896         (1,817,454)        57,456,442
Total liabilities and stockholders' equity              86,901,479          2,590,365         89,491,844



                                                    Consolidated Statements of Stockholders' Equity

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2004
                                                          Amount           Amount               Amount
                                                          ------           ------               ------
Retained earnings                                     $ 41,633,234        $(1,720,368)      $ 39,912,866


                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2003
                                                          Amount           Amount               Amount
                                                          ------           ------               ------
Retained earnings                                     $ 37,086,244        $(1,817,454)        $ 35,268,790


                                                         Consolidated Statements of Cash Flow

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2004
                                                          Amount             Amount             Amount
                                                          ------             ------             ------
Net income                                            $  4,546,990        $    97,086       $  4,644,076
Depreciation and amorization                             6,074,104            372,553          6,446,657
Accounts receivable                                        (68,415)                --            (68,415)
Deferred income taxes                                   (1,145,000)            71,506         (1,073,494)
Income taxes payable                                        44,512             (8,881)            35,631
Deferred rent                                              541,330           (332,264)           209,066
Net cash provided by operating activities                7,407,577            200,000          7,607,577
Purchases of furniture, equipment and leasehold
  improvements                                          (8,801,374)          (200,000)        (9,001,374)
Net cash used investing activities                      (8,792,505)          (200,000)        (8,992,505)


                                                           Consolidated Statements of Cash Flow

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2003
                                                          Amount             Amount             Amount
                                                          ------             ------             ------
Net income                                            $  4,160,347        $  (116,569)      $  4,043,778
Depreciation and amorization                             5,479,628            410,802          5,890,430
Accounts receivable                                       (411,810)            40,967           (370,843)
Deferred income taxes                                       51,756            (74,503)           (22,747)
Deferred rent                                            1,091,071            507,226          1,598,297
Net cash provided by operating activities                5,744,978            767,923          6,512,901
Purchases of furniture, equipment and leasehold
  improvements                                          (6,029,631)          (767,923)        (6,797,554)
Net cash used investing activities                      (5,924,067)          (767,923)        (6,691,990)

                                                           Consolidated Statements of Cash Flow

                                                ----------------------  --------------    ----------------
                                                As previously reported   Adjustments        As restated
                                                ----------------------  --------------    ----------------
Fiscal year ended March 31, 2002
                                                          Amount             Amount             Amount
                                                          ------             ------             ------
Net income                                            $  4,794,147        $  (353,229)      $  4,440,918
Depreciation and amorization                             5,142,507            317,213          5,459,720
Accounts receivable                                       (159,032)           (90,967)          (249,999)
Deferred income taxes                                      580,856           (240,710)           340,146
Deferred rent                                              374,379            367,693            742,072
Net cash provided by operating activities                7,349,790                 --          7,349,790
Purchases of furniture, equipment and leasehold
  improvements                                         (12,127,475)                --        (12,127,475)
Net cash used investing activities                     (12,077,522)                --        (12,077,522)

3. Summary of Significant Accounting Policies

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

                               Sport Chalet, Inc.

3. Summary of Significant Accounting Policies (continued)

Furniture, Equipment and Leasehold Improvements

      Furniture, equipment, and leasehold improvements are stated on the basis of cost. Depreciation of furniture and equipment is computed primarily on the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight line method over the shorter of the life of the asset or the remaining lease term. The estimated useful lives of the assets are as follows:

Furniture, fixtures and office equipment........................  5-7 years
Rental equipment................................................  3 years
Vehicles........................................................  5 years
Leasehold improvements..........................................  10-15 years

      Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When leasehold improvements or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Long Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values.

Financial Instruments

      Cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at cost which approximates fair value due to their short-term nature.

                               Sport Chalet, Inc.

3. Summary of Significant Accounting Policies (continued)

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

Deferred Rent

      Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense.

Sport Chalet, Inc.

3. Summary of Significant Accounting Policies (continued)

Earnings Per Share

      Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.

      A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

                                                            March 31 (As restated)
                                                         2004        2003        2002
                                                    -------------------------------------
                                                    (in thousands, except per share data)
Basic EPS computation:
   Numerator .....................................      $4,644      $4,044      $4,441

   Denominator:
     Weighted average common shares outstanding ..       6,646       6,615       6,587
                                                        ------------------------------
   Basic earnings per share ......................      $ 0.70      $ 0.61      $ 0.67
                                                        ==============================

Diluted EPS computation:
   Numerator .....................................      $4,644      $4,044      $4,441

   Denominator:
     Weighted average common shares outstanding ..       6,646       6,615       6,587
     Incremental shares from assumed conversion of
       options ...................................         363         332         408
                                                        ------------------------------
Total weighted average common shares - assuming
   dilution ......................................       7,009       6,947       6,995
                                                        ------------------------------
Diluted earnings per share .......................      $ 0.66      $ 0.58      $ 0.63
                                                        ==============================

                               Sport Chalet, Inc.

3. Summary of Significant Accounting Policies (continued)

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

      The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant and the related number of shares granted is fixed at that point in time.

      The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the fair value of options granted in fiscal 2004, 2003 and 2002: weighted-average risk-free interest rates of 4.0%, 4.0% and 4.5%, respectively; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's Common Stock of 0.33 for 2004, 0.41 for 2003 and 0.45 for 2002; and a weighted average expected life of the option of five years. The following table presents the effect on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for stock-based compensation under Statement
123. Because additional options are expected to be granted each year, the pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.

      The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 were $2.86, $3.45 and $4.16, respectively.

                               Sport Chalet, Inc.

      The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (see Note 6):

                                                               March 31 (As restated)
                                                         2004             2003             2002
                                                     ---------------------------------------------

                                                     ---------------------------------------------
Net income as reported ........................      $ 4,644,076      $ 4,043,778      $ 4,440,918
Add:
   Stock based compensation expense included in
   reported net income, net of related tax
   effects ....................................          271,146               --               --
Deduct:
   Total stock-based employee compensation
   expense determined under fair market
   value based method for all awards, net
   of related tax effects .....................          805,782          391,938          286,556
                                                     ---------------------------------------------
Pro forma net income ..........................      $ 4,109,440      $ 3,651,840      $ 4,154,362
                                                     =============================================

Net income per share - basic and diluted
   As reported - basic ........................      $      0.70      $      0.61      $      0.67
   As reported - diluted ......................      $      0.66      $      0.58      $      0.63

   Pro forma - basic ..........................      $      0.62      $      0.55      $      0.62
   Pro forma - diluted ........................      $      0.51      $      0.53      $      0.60

Reclassification

      Certain reclassifications were made to the prior year financial statements to conform to current year presentation with regard to the consolidated statement of cash flows.

                               Sport Chalet, Inc.

4. Loans Payable to Bank

      The Company's credit facility with Bank of America, N.A. (the "Lender") provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender's prime rate plus 0.25% (4.25% at March 31, 2004) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company's option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company's obligation to the Lender is presently secured by a first priority lien on substantially all of the Company's non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

      At March 31, 2004, there were no outstanding borrowings under the facility. Letters of credit amounting to $1,555,093 relating to purchase commitments were outstanding as of March 31, 2004.

      The weighted average interest rate on borrowings during the year ended March 31, 2004 was 4.25%.

5. Commitments and Contingencies

      The Company leases all buildings (including its corporate office space and three stores from the Company's Principal Stockholder) under certain noncancelable operating lease agreements. Rentals of the retail locations in most instances require the payment of contingent rentals based on a percentage of sales in excess of minimum rental payment requirements. Most of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes. Most leases contain renewal options of five years and certain leases provide for various rate increases over the lease term.

                               Sport Chalet, Inc.

5. Commitments and Contingencies (continued)

      Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2004:

              2005 ............................      $ 17,023,811
              2006 ............................        17,159,240
              2007 ............................        16,788,999
              2008 ............................        16,711,786
              2009 ............................        14,825,968
              Thereafter ......................        62,662,962
                                                     ------------
                                                     $145,172,766
                                                     ============

      Total rent expense  amounted to  $21,957,345,  $19,774,698 and $17,188,800 for the years ended March 31, 2004, 2003 and 2002, respectively, which includes $2,460,243, $2,140,206 and $2,323,024, respectively, for the leases with the Principal Stockholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1,918,429, $1,227,879 and $1,105,928 for the years ended March 31, 2004, 2003 and 2002, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Stockholder of $133,614 at March 31, 2004 and $128,959 at March 31, 2003. Pursuant to his employment contract dated April 1, 2000, the Principal Stockholder is paid a base salary of $300,000 per year until March 31, 2014.

      The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, resolution of such matters will not have a material effect on its financial position or results of operations.

                               Sport Chalet, Inc.

6. Income Taxes

      The provision for income taxes for the years ended March 31, 2004, 2003 and 2002 consists of the following:

                                     2004             2003             2002
                                 ----------------------------------------------
                                 (As restated)    (As restated)    (As restated)
Federal:
   Current ...................   $  3,279,000     $  1,843,000     $  2,018,000
   Deferred ..................       (919,000)         152,000          303,000
                                 ----------------------------------------------
                                    2,360,000        1,995,000        2,321,000
State:
   Current ...................        799,000          764,000          668,000
   Deferred ..................       (163,000)        (175,000)          37,000
                                 ----------------------------------------------
                                      636,000          589,000          705,000
                                 ----------------------------------------------
                                 $  2,996,000     $  2,584,000     $  3,026,000
                                 ==============================================

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2004 and 2003 are as follows:

                                             2004                            2003
                                  --------------------------------------------------------
                                                    Non-                          Non-
                                    Current        current        Current        current
                                  --------------------------------------------------------
Deferred tax liabilities:
   Tax over book depreciation     $        --    $    61,469    $        --    $  (116,080)
                                  --------------------------------------------------------
Total deferred tax liabilities             --         61,469             --       (116,080)
Deferred tax assets:
   Uniform cost capitalization        135,086             --         96,435             --
   Inventory reserves ........        720,206             --        828,556             --
   Accrued vacation ..........        290,715             --        271,143             --
   Self-insurance accruals ...        662,522             --             --             --
   Allowance for bad debt and
     sales returns ...........        121,495             --          9,959             --
   State income taxes ........        288,868             --             --             --
   Deferred rent .............             --      1,173,260             --      1,396,011
   Other .....................        225,053             --        119,156             --
                                  --------------------------------------------------------
Total deferred tax assets ....      2,443,945      1,173,260      1,325,249      1,396,011
                                  --------------------------------------------------------
Total deferred tax asset .....    $ 2,443,945    $ 1,234,729    $ 1,325,249    $ 1,279,931
                                  ========================================================

                               Sport Chalet, Inc.

6. Income Taxes (continued)

      A reconciliation of the provision for income taxes for the years ended March 31, 2004, 2003 and 2002 with the amount computed using the federal statutory rate follows:

                                             2004            2003           2002
                                          ------------------------------------------
Statutory rate, 34% applied to income
   before taxes ......................    $ 2,597,000     $ 2,254,000     $2,539,000
State taxes, net of federal tax effect        446,000         387,000        436,000
Other, net ...........................        (47,375)        (56,503)        51,290
                                          ------------------------------------------
                                          $ 2,995,625     $ 2,584,497     $3,026,290
                                          ==========================================

7. Award Plan and Stock Award

Award Plan

      The Company has an Incentive Award Plan ("1992 Plan") under which stock options or other awards to purchase or receive up to 1,500,000 shares of the Company's Common Stock may be granted to employees and non-employee directors. The option price per share shall not be less than fair market value at the date of grant. Options vest over three- to five-year periods and if not exercised, expire five to ten years from the date of grant. The 1992 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2004 and 2003, there were 420,799 and 431,999 remaining shares, respectively, reserved for future issuance and available for grant under the Plan.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB
Statement No. 123" ("Statement 148"). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock. Options awarded under the Company's stock option plans are granted with an exercise price equal to the fair market value on the date of the grant.

                               Sport Chalet, Inc.

7. Award Plan and Stock Award (continued)

Award Plan (continued)

      On December 20, 2002, the Company's founder and Principal Stockholder, Norbert Olberz, and his wife, through a family trust, granted an option to purchase all of the shares (then 4,400,510) of the Company's Common Stock held by the family trust to a newly formed limited liability company (the "LLC"). The managers of the LLC currently are the Company's Chairman and Chief Executive Officer and the Company's Chief Financial Officer, who own 59.1% and 39.4% respectively, of the interests in the LLC. Other senior executives of the Company own the remaining interest in the LLC. Under the terms of the grant, the option becomes exercisable for 181 days from the date of death ("vesting" or "measurement" date) of Mr. Olberz, at an exercise price equal to the market price on the date of Mr. Olberz' death. The option terminates by mutual consent between the family trust and the members of the LLC or in the event that the Company's Chairman and Chief Executive Officer ceases to be the Chief Executive Officer of the Company. The family trust may borrow against the shares until the vesting date and may also sell shares provided that the family trust maintains ownership of at least 51% of the Company's shares on a fully diluted basis. On June 11, 2004, the option was amended to extend the exercisable period from 181 days to 365 days from the date of death.

      For financial accounting purposes, the grant of the option by the Principal Stockholder of the Company is being treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC are employees of the Company and no non-employee services will be provided to the Company by the LLC or members of the LLC and, for economic and tax purposes, the LLC is a pass-through entity in that all income or losses of the LLC are passed through to its individual members. In addition, vesting of the option, except for the Company's Chief Financial Officer, is contingent upon continued employment. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company has not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, "Accounting for Stock-Based Compensation." The fair value for the option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 4.0%, dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's Common Stock of 0.332 and an expected life of the option of 365 days. For purposes of pro forma disclosures displayed in Note 2 - Summary of Significant Accounting Policies: Stock Based Compensation, the estimated fair value at the date of grant was $3,872,000 for the option and is being amortized to expense over the option's vesting period, which has been estimated at nine years.

                               Sport Chalet, Inc.

7. Award Plan and Stock Award (continued)

Award Plan (continued)

      A summary of the Company's stock option activity and related information follows:

                                      March 31, 2004               March 31, 2003                March 31, 2002
                                -----------------------------------------------------------------------------------------
                                                Weighted                      Weighted                        Weighted
                                                 Average                       Average                        Average
                                 Options     Exercise Price    Options      Exercise Price     Options     Exercise Price
                                ------------------------------------------------------------------------------------------
 Outstanding at
   beginning of year .....        939,667       $    5.09        912,501       $    5.18        851,333       $    4.57
     Granted .............         43,000            7.22         60,000            7.77        154,000            8.54
     Exercised ...........        (45,200)           5.01        (32,834)           4.13        (15,499)           3.62
     Forfeited ...........        (31,800)           7.10             --              --        (77,333)           5.67
Outstanding at end of year        905,667       $    5.13        939,667       $    5.09        912,501       $    5.18
                                =========                      =========                      =========

Exercisable at end of year        727,534       $    4.58        706,467       $    4.35        704,301       $    4.71
                                =========       =========      =========       =========      =========       =========

                               Sport Chalet, Inc.

7. Award Plan and Stock Award (continued)

      The following table provides certain information with respect to stock options outstanding and stock options exercisable at year end 2004:

                                       Stock Options Outstanding           Stock Options Exercisable
                               -----------------------------------------------------------------------

                                                               Weighted
                                              Weighted          Average                   Weighted
                                               Average         Remaining                   Average
Range of Exercise Prices        Shares      Exercise Price        Life       Shares     Exercise Price
                               -----------------------------------------------------------------------
Under $3.00 .............        147,000      $    2.38            1.9        147,000      $    2.38
$3.00-$4.99 .............        517,667           4.59            4.5        479,667           4.58
$5.00-$6.99 .............         20,000           5.81            1.8         15,000           5.44
$7.00-$8.99 .............        211,000           8.22            6.6         83,533           8.28
Above $8.99 .............         10,000           9.15            4.2          8,333           9.16
                               ---------                                    ---------
                                 905,667      $    5.16            4.5        733,533      $    4.63
                               =========                                    =========

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

8. Employee Retirement Plan

      Effective January 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the "401(k) Plan"). All employees who have been employed by the Company for at least three months of service and are at least 21 years of age are eligible to participate. Employees may contribute from 2% to 100% of their eligible earnings to the 401(k) Plan, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee's current compensation. The Company expense related to this plan was $152,817, $147,291 and $123,158 for the years ended March 31, 2004, 2003 and 2002, respectively.

                               Sport Chalet, Inc.

9. Quarterly Results of Operations (Unaudited, as restated)

      A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

                                  First          Second          Third         Fourth
                                 Quarter         Quarter        Quarter        Quarter
                                -------------------------------------------------------
Fiscal 2004
Net sales ................      $  53,309       $  61,819      $  79,705      $  69,404
Gross profit .............         14,943          18,685         26,056         20,505
Income from operations ...           (880)          3,019          5,157            535
Net income ...............           (552)          1,780          3,086            330
Basic earnings per share .      $   (0.08)      $    0.27      $    0.46      $    0.05
Diluted earnings per share      $   (0.08)      $    0.26      $    0.44      $    0.05


                                  First          Second          Third         Fourth
                                 Quarter         Quarter        Quarter        Quarter
                                -------------------------------------------------------
Fiscal 2003
Net sales ................      $  51,205       $  56,327      $  72,271      $  58,230
Gross profit .............         13,902          16,780         22,541         16,291
Income from operations ...            201           2,337          4,147            250
Net income ...............             95           1,352          2,480            116
Basic earnings per share .      $    0.01       $    0.20      $    0.37      $    0.02
Diluted earnings per share      $    0.01       $    0.19      $    0.36      $    0.02

10. Other Accrued Expenses

      Other accrued expenses consist of the following:

                                                             March 31
                                                      2004               2003
                                                   -----------------------------

Amount due to customers ..................         $2,361,886         $1,973,474
Accrued sales tax ........................          1,784,623          1,400,646
Self-insurance accruals ..................          1,663,192                 --
Other ....................................          2,021,260          1,667,633
                                                   -----------------------------
Other accrued expenses ...................         $7,830,961         $5,041,753
                                                   =============================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 6, 2005.

                             SPORT CHALET, INC.
                                (Registrant)


                             By: /s/  HOWARD K. KAMINSKY
                                -----------------------------------------------
                                Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.


                                /s/  NORBERT  OLBERZ
                                ------------------------------------------------
                                Norbert Olberz,
                                Chairman Emeritus and Director


                                /s/ CRAIG L. LEVRA
                                ------------------------------------------------
                                Craig L. Levra, Chairman,
                                Chief Executive Officer and President
                                (Principal Executive Officer)


                                /s/  HOWARD K. KAMINSKY
                                ------------------------------------------------
                                Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)


                                /s/  JOHN R. ATTWOOD
                                ------------------------------------------------
                                John R. Attwood, Director


                                /s/  DONALD J. HOWARD
                                ------------------------------------------------
                                Donald J. Howard, Director


                                /s/  AL D. MCCREADY
                                ------------------------------------------------
                                Al D. McCready, Director


                                /s/  ERIC S. OLBERZ
                                ------------------------------------------------
                                Eric S. Olberz, Director


                                /s/  KENNETH OLSEN
                                -------------------------------------
                                Kenneth Olsen, Director


                                /s/  FREDERICK H. SCHNEIDER.
                                -------------------------------------
                                Frederick H. Schneider, Director

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

10.6         Lease for La Canada  stores  dated as of  September  1, 1992,  between  the Company and La Canada    (6)
             Properties, Inc.

10.7         Lease for Huntington Beach store dated as of August 25, 1994,  between the Company and Huntington    (7)
             Beach Properties, Inc.

10.8         Lease for Porter Ranch store dated as of May 7, 1999,  between the Company and North San Fernando    (9)
             Valley Properties, Inc.

10.9         Lease for La Canada  offices  dated a of October  1,  2002,  between  the  Company  and La Canada   (15)
             Properties, Inc.

10.10        Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.     (8)

10.11        Amendment No. 2 to Business  Loan  Agreement  dated as of June  19,1998,  between the Company and   (11)
             Bank  of America, N.A.

10.12        Amendment No. 3 to Business  Loan  Agreement  dated as of November 20, 2001,  between the Company   (12)
             and Bank of America, N.A.

10.13        Amendment No. 4 to Business  Loan  Agreement  dated as of June 10, 2002,  between the Company and   (13)
             Bank of America, N.A.

10.14        Amendment No. 5 to Loan  Agreement,  dated as of September 25, 2003,  between the Company Bank of   (14)
             America, N.A.

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

14.1         Code of Conduct                                                                                      +

23.1         Report of Independent Registered Public Accounting Firm.                                             +

31.1     Certification  Pursuant to Rule 13a-14(a) of the Securities  Exchange Act of 1934,  Adopted  Pursuant to  +
         Sector 202 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  Pursuant to Rule 13a-14(a) of the Securities  Exchange Act of 1934, Adopted + Pursuant to  +
         Sector 202 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  Pursuant to 18 U.S.C.  Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley  +
         Act of 2002.

+        Filed as part of this Annual Report on Form 10-K.

*        Constitute management contracts,  or compensatory plans or arrangements,  which are required to be filed
         Pursuant to Item 601 of Regulation S-K.

(1)      Incorporated  by  reference  to  Exhibit  3.1  to the  Company's  Registration  Statement  on  Form  S-1
         (Registration Statement No. 33-53120).

(2)      Incorporated  by  reference  to  Exhibit  3.2  to the  Company's  Registration  Statement  on  Form  S-8
         (Registration Statement No. 333-107683).

(3)      Incorporated  by  reference  to  Exhibit  4.1  to the  Company's  Registration  Statement  on  Form  S-1
         (Registration Statement No. 33-53120).

(4)      Incorporated  by reference to Exhibits 10.19 through 10.23, to the Company's  Registration  Statement on
         Form S-1 (Registration Statement No. 33-53120).

(5)      Incorporated  by  reference  to  Exhibits  4.5 to the  Company's  Registration  Statement  on  Form  S-8
         (Registration Statement No. 33-61612).

(6)      Incorporated  by  reference  to  Exhibit  10.1 to the  Company's  Registration  Statement  on  Form  S-1
         (Registration Statement No. 33-53120).

(7)      Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1994.

(8)      Incorporated  by reference to Exhibit 10.37 to the  Company's  Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(9)      Incorporated  by reference to Exhibit 10.41 to the  Company's  Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)     Incorporated  by reference to Exhibit 10.45 to the  Company's  Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(11)     Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2000.

(12)     Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending December 31, 2001.

(13)     Incorporated  by reference to Exhibit 10.55 to the  Company's  Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(14)     Incorporated  by  reference  to Exhibits  10.1 to the  Company's  Quarterly  Report on Form 10-Q for the
         quarter ending September 30, 2003.

(15)     Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2002.

(16)     Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Quarterly Report on Form 10-Q
         for the quarter ending December 31, 2002.

(17)     Incorporated by reference to Appendix D to the Company's  definitive proxy statement for the 2004 annual meeting of stockholders. Exhibit 14.1