Form 10-Q/A
period 2004-06-30
SPORT CHALET INC
filed 2005-06-24
CIK 892907

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 29, 2004:
6,679,034

1

EXPLANATORY NOTE

                    This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the quarterly period ended June 30, 2004 is being filed in order to correct an error in the previously issued condensed consolidated financial statements of Sport Chalet, Inc. (the “Company”) initially filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2004 (the “Original Filing”). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and amortization of leasehold improvements in accordance with paragraph 5(f) of Statement of Financial Accounting Standards No.13 “Accounting for Leases.” See Note 2: “Restatement and Reclassification of Financial Statements” under Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company’s condensed consolidated financial statements as of June 30, 2004 and March 31, 2004 and for the interim periods ended June 30, 2004 and June 30, 2003.

                    This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of the financial statements for the period presented. The remaining items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended June 30, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events that occurred at a later date.

2

SPORT CHALET, INC. Table of Contents to Form 10-Q/A

3

PART I – FINANCIAL INFORMATION Item 1. Financial Statements. SPORT CHALET, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,

	2004	2003

	(As restated)	(As restated)

Net sales	$61,538,119	$53,309,276
Cost of goods sold, buying and occupancy	43,769,789	38,366,304

Gross profit	17,768,330	14,942,972
Selling, general and administrative
expenses	17,486,345	15,823,911

Income (loss) from operations	281,985	(880,939)
Interest expense	(43,291)	(34,010)

Income (loss) before taxes	238,694	(914,949)
Income tax provision (benefit)	101,865	(362,466)

Net income (loss)	$136,829	$(552,483)

Earnings (loss) per share:
Basic	$0.02	$(0.08)

Diluted	$0.02	$(0.08)

Weighted average number of
common shares outstanding:
Basic	6,673,534	6,629,667

Diluted	7,190,852	6,629,667

See accompanying notes.
4

SPORT CHALET, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004

	(Unaudited)
Assets	(As restated)	(As restated)
Current assets:
Cash	$1,530,938	$3,071,648
Accounts receivable, less allowance of $30,000	1,065,778	1,208,934
Merchandise inventories	64,521,890	54,172,055
Prepaid expenses and other current assets	2,478,926	2,202,036
Deferred income taxes	2,412,173	2,443,945

Total current assets	72,009,705	63,098,618
Furniture, equipment and leasehold improvements-net	30,751,435	30,622,138
Deferred income taxes	1,837,261	1,234,729
Other assets	93,019	101,036

Total assets	$104,691,420	$95,056,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,466,625	$11,131,473
Salaries and wages payable	3,347,569	3,354,368
Income taxes payable	366,328	35,631
Other accrued expenses	8,449,941	7,830,961

Total current liabilities	31,630,463	22,352,433

Deferred rent	10,071,693	9,893,581
Stockholders’ equity
Preferred stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value: Authorized shares - 15,000,000 Issued and outstanding shares – 6,673,534 at June 30, 2004 and March 31, 2004	66,735	66,735
Additional paid-in capital	22,872,834	22,830,906
Retained earnings	40,049,695	39,912,866

Total stockholders’ equity	62,989,264	62,810,507

Total liabilities and stockholders’ equity	$104,691,420	$95,056,521

See accompanying notes.
5

SPORT CHALET, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended June 30,

	2004	2003

	(As restated)	(As restated)
Operating activities
Net income (loss)	$136,829	$(552,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,949,882	1,554,442
Loss on disposal of furniture, equipment and leasehold improvements	—	244,821
Deferred income taxes	(570,760)	(200,818)
Tax benefit on employee stock options	41,928	2,257
Changes in operating assets and liabilities:
Accounts receivable	143,156	314,006
Merchandise inventories	(10,349,835)	(8,614,079)
Prepaid expenses and other current assets	(276,890)	(234,191)
Refundable income taxes	—	(263,906)
Bank overdraft	—	1,190,640
Accounts payable	8,335,152	9,594,563
Salaries and wages payable	(6,799)	599,409
Income taxes payable	330,697	—
Other accrued expenses	618,980	830,089
Deferred rent	178,112	(3,218)

Net cash provided by operating activities	530,452	4,461,532

Investing activities
Purchase of furniture, equipment and leasehold improvements	(2,079,179)	(2,192,387)
Other assets	8,017	6,275

Net cash used in investing activities	(2,071,162)	(2,186,112)

Financing activities
Proceeds from exercise of stock options	—	8,875

Net cash provided by financing activities	—	8,875

Increase (decrease) in cash and cash equivalents	(1,540,710)	2,284,295
Cash and cash equivalents at beginning of period	3,071,648	4,230,003

Cash and cash equivalents at end of period	$1,530,938	$6,514,298

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$300,000	$100,000
Interest	—	—

See accompanying notes.
6

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

2.             Restatement and Reclassification of Financial Statements

                On February 7, 2005, the Office of the Chief Accountant of the SEC (the “OCA”) issued a letter to American Institute of Certified Public Accountants regarding lease accounting which identified three issues:

1.
Amortization of Leasehold Improvements – The OCA believes that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of their economic lives or the lease term, as defined in paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. The OCA believes amortizing leasehold improvements over a term that includes assumption of lease renewals is appropriate only when the renewals have been determined to be “reasonably assured,” as that term is contemplated by SFAS 13.

2.
Rent Holidays – The OCA believes that pursuant to the response in paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed.

3.
Landlord/Tenant Incentives – The OCA believes that: (a) leasehold improvements made by a lessee that are funded by landlord incentives or allowances under an operating lease should be recorded by the lessee as leasehold improvement assets and amortized over a term consistent with the guidance in item 1 above; (b) the incentives should be recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13 and the response to Question 2 of FASB Technical Bulletin 88-1 (“FTB 88-1”), Issues Relating to Accounting for Leases, and therefore, the OCA believes it is inappropriate to net the deferred rent against the leasehold improvements; and (c) a registrant’s statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities.

                Management and the Audit Committee of the Board of Directors of the Company in consultation with Moss Adams LLP and Ernst & Young LLP, determined that the Company’s accounting for leases was not consistent with the accounting principles described in the OCA’s letter. Consistent with many other retailers, the Company has corrected its error in accounting for leases as follows:

1.
Generally the Company has amortized leasehold improvements over the shorter of the assets’ estimated useful lives or the initial lease terms, excluding any renewal options. This is consistent with the Company’s utilization of initial lease terms in its calculation of straight line rent expense, however, in some situations the Company depreciated leasehold improvements over a 15-year period while the straight line rent expense in those same years was computed over the initial lease terms, which were less than 15 years. Therefore, to ensure compliance with generally accepted accounting principles, the Company is correcting its calculation of its amortization of leasehold improvements to utilize the shorter of their estimated useful lives or the initial terms of the related leases.

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

3.             Earnings (loss) per Share

                Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended June 30,

	2004	2003

	(As restated)	(As restated)

Net income (loss)	$136,829	$(552,483)

Weighted average number of common shares:
Basic	6,673,534	6,629,667

Effect of dilutive securities- stock options	517,318	—

Diluted	7,190,852	6,629,667

Earnings (loss) per share:

Basic	$0.02	$(0.08)

Effect of dilutive securities	$0.00	$0.00

Diluted	$0.02	$(0.08)

4.             Stock Compensation

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

	Three months ended June 30,

	2004	2003

	(As restated)	(As restated)
Net income (loss) as reported	$136,829	$(552,483)
Add:
Stock based compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	$134,647	$134,202

Pro forma net income (loss)	$2,182	$(686,685)

Earnings (loss) per share – basic and diluted
As reported – basic	$0.02	$(0.08)

As reported – diluted	$0.02	$(0.08)

Pro forma – basic	$0.00	$(0.10)

Pro forma – diluted	$0.00	$(0.10)

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

Restatement and Reclassification of Financial Statements

                On February 7, 2005, the Office of the Chief Accountant of the SEC (the “OCA”) issued a letter to the American Institute of Certified Public Accountants regarding lease accounting which identified three issues:

1.
Amortization of Leasehold Improvements – The OCA believes that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of their economic lives or the lease term, as defined in paragraph 5(f) of FASB Statement 13 (“SFAS 13”), Accounting for Leases, as amended. The OCA believes amortizing leasehold improvements over a term that includes assumption of lease renewals is appropriate only when the renewals have been determined to be “reasonably assured,” as that term is contemplated by SFAS 13.

2.
Rent Holidays – The OCA believes that pursuant to the response in paragraph 2 of FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed.

3.
Landlord/Tenant Incentives – The OCA believes that: (a) leasehold improvements made by a lessee that are funded by landlord incentives or allowances under an operating lease should be recorded by the lessee as leasehold improvement assets and amortized over a term consistent with the guidance in item 1 above; (b) the incentives should be recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with paragraph 15 of SFAS 13 and the response to Question 2 of FASB Technical Bulletin 88-1 (“FTB 88-1”), Issues Relating to Accounting for Leases, and therefore, the OCA believes it is inappropriate to net the deferred rent against the leasehold improvements; and (c) a registrant’s statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities.

Management and the Audit Committee of the Board of Directors of the Company in consultation with Moss Adams LLP and Ernst & Young LLP, determined that the Company’s accounting for leases
11

was not consistent with the accounting principles described in the OCA’s letter. Similar to many other retailers, the Company has corrected its error in accounting for leases as follows:

1.
Generally the Company has amortized leasehold improvements over the shorter of the assets’ estimated useful lives or the initial lease terms, excluding any renewal options. This is consistent with the Company’s utilization of initial lease terms in its calculation of straight line rent expense, however, in some situations the Company depreciated leasehold improvements over a 15-year period while the straight line rent expense in those same years was computed over the initial lease terms, which were less than 15 years. Therefore, to ensure compliance with generally accepted accounting principles, the Company is correcting its calculation of its amortization of leasehold improvements to utilize the shorter of the assets’ estimated useful lives or the initial terms of the related leases.

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

	Three months ended June 30,

	2004		2003

	(As restated)		(As restated)
	Amount	Percent	Amount	Percent

Net sales	$61,538	100.0%	$53,309	100.0%
Gross profit	17,768	28.9%	14,943	28.0%
Selling, general and administrative expenses	17,486	28.4%	15,824	29.7%
Income (loss) from operations	282	0.5%	(881)	(1.7%)
Interest expense	(43)	(0.1%)	(34)	(0.1%)
Income (loss) before taxes	239	0.4%	(915)	(1.7%)
Net (loss) income	137	0.2%	(552)	(1.0%)

Earnings (loss) per share:
Basic	$0.02		$(0.08)
Diluted	$0.02		$(0.08)

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

                Gross profit increased $2.8 million, or 18.9%, primarily from increased sales. As a percent of sales, gross profit increased from 28.0% for the three months ended June 30, 2003 to 28.9% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics as well as continued improvements in inventory procurement.

                Selling, general and administrative expenses increased $1.7 million, or 10.5%, primarily from additional stores. As a percent of sales, these expenses decreased from 29.7% for the three months ended June 30, 2003, to 28.4% for the same period this year. The decrease is primarily a result of the increase in same store sales, labor savings and lower advertising expense attributable to a larger portion of vendor reimbursement, partially offset by an increase in workers’ compensation expenses.

                The effective income tax rate was 39.7% for the three months ended June 30, 2003 compared to 42.7% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

                Net income increased $689,000, from a loss of $552,000, or $0.08 per diluted share, for the three months ended June 30, 2003 to income of $137,000, or $0.02 per diluted share, for the same period this year, primarily as a result of increased sales and improved gross profit combined with decreased selling, general and administrative costs.

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

                    In May 2005, the Company remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and recording of rent between the date the Company takes possession and the commencement date of the lease. The Company implemented controls in which all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; and Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”

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
22

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: June 23, 2005	By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)
23