Form 10-Q/A
period 2004-09-30
SPORT CHALET INC
filed 2005-06-24
CIK 892907

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
Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of November 2, 2004: 6,682,701

1

EXPLANATORY NOTE

                    This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the quarterly period ended September 30, 2004 is being filed in order to correct an error in the previously issued condensed consolidated financial statements of Sport Chalet, Inc. (the “Company”) initially filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2004 (the “Original Filing”). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and amortization of leasehold improvements in accordance with paragraph 5(f) of Statement of Financial Accounting Standards No.13 “Accounting for Leases.” See Note 2: “Restatement and Reclassification of Financial Statements” under Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company’s condensed consolidated financial statements as of September 30, 2004 and March 31, 2004 and for the interim periods ended September 30, 2004 and September 30, 2003.

                    This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of the financial statements for the period presented. The remaining items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended September 30, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events that occurred at a later date.

2

SPORT CHALET, INC. Table of Contents to Form 10-Q/A

3

PART I – FINANCIAL INFORMATION Item 1. Financial Statements. SPORT CHALET, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003

	(As restated)	(As restated)	(As restated)	(As restated)

Net sales	$72,465,181	$61,818,702	$134,003,300	$115,127,978
Cost of goods sold, buying and occupancy	50,168,083	43,133,463	93,937,872	81,499,767

Gross profit	22,297,098	18,685,239	40,065,428	33,628,211
Selling, general and administrative expenses	19,590,388	15,666,986	37,076,733	31,490,897

Income from operations	2,706,710	3,018,253	2,988,695	2,137,314
Interest expense	47,616	55,746	90,907	89,756

Income before taxes	2,659,094	2,962,507	2,897,788	2,047,558
Income tax provision	1,065,252	1,182,684	1,167,117	820,218

Net income	$1,593,842	$1,779,823	$1,730,671	$1,227,340

Earnings per share:
Basic	$0.24	$0.27	$0.26	$0.19

Diluted	$0.22	$0.26	$0.24	$0.18

Weighted average number of common shares outstanding:
Basic	6,679,590	6,633,667	6,678,631	6,631,667

Diluted	7,217,471	6,944,024	7,202,652	6,937,438

See accompanying notes.
4

SPORT CHALET, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	March 31, 2004

	(Unaudited)

Assets	(As restated)	(As restated)
Current assets:
Cash	$1,371,215	$3,071,648
Accounts receivable, less allowance of $235,000 at September 30, 2004 and $30,000 at March 31, 2004	4,498,821	1,208,934
Merchandise inventories	76,625,015	54,172,055
Prepaid expenses and other current assets	2,443,198	2,202,036
Deferred income taxes	2,326,380	2,443,945

Total current assets	87,264,629	63,098,618
Furniture, equipment and leasehold improvements-net	35,825,924	30,622,138
Deferred income taxes	1,761,310	1,234,729
Other assets	87,403	101,036

Total assets	$124,939,266	$95,056,521

Liabilities and stockholders’ equity
Current liabilities:
Bank overdraft	$7,543,711	$—
Accounts payable	29,351,024	11,131,473
Salaries and wages payable	2,988,752	3,354,368
Income taxes payable	574,512	35,631
Other accrued expenses	6,781,965	7,830,961

Total current liabilities	47,239,964	22,352,433

Deferred rent	13,055,803	9,893,581
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000
Issued and outstanding shares – 6,680,701 at September 30, 2004 and 6,673,534 at March 31, 2004	66,807	66,735
Additional paid-in capital	22,933,155	22,830,906
Retained earnings	41,643,537	39,912,866

Total stockholders’ equity	64,643,499	62,810,507

Total liabilities and stockholders’ equity	$124,939,266	$95,056,521

See accompanying notes.
5

SPORT CHALET, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended September 30,

	2004	2003

	(As restated)	(As restated)

Operating activities
Net income	$1,730,671	$1,227,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,977,259	3,175,079
Loss on disposal of furniture, equipment and leasehold improvements	—	244,821
Deferred income taxes	(409,016)	(89,324)
Tax benefit on employee stock options	61,923	4,134
Changes in operating assets and liabilities:
Accounts receivable	(3,289,887)	87,982
Merchandise inventories	(22,452,960)	(10,838,835)
Prepaid expenses and other current assets	(241,162)	(242,571)
Refundable income taxes	—	58,990
Bank overdraft	7,543,711	(566,426)
Accounts payable	18,219,551	9,586,711
Salaries and wages payable	(365,616)	(264,144)
Income taxes payable	538,881	746,488
Other accrued expenses	(1,048,996)	(18,889)
Deferred rent	3,162,222	153,388

Net cash provided by operating activities	7,426,581	3,264,744

Investing activities
Purchase of furniture, equipment and leasehold improvements	(9,181,045)	(3,881,844)
Other assets	13,633	13,464

Net cash used in investing activities	(9,167,412)	(3,868,380)

Financing activities
Proceeds from exercise of stock options	40,398	39,430

Net cash provided by financing activities	40,398	39,430

Decrease in cash and cash equivalents	(1,700,433)	(564,206)
Cash and cash equivalents at beginning of period	3,071,648	4,230,003

Cash and cash equivalents at end of period	$1,371,215	$3,665,797

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$975,000	$100,000
Interest	—	—

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

3.             Earnings per Share

                Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003

	(As restated)	(As restated)	(As restated)	(As restated)

Net income	$1,593,842	$1,779,824	$1,730,671	$1,227,340
Weighted average number of common shares:
Basic	6,679,590	6,633,667	6,678,631	6,631,667
Effect of dilutive securities- stock options	537,881	310,357	524,021	305,771

Diluted	7,217,471	6,944,024	7,202,652	6,937,438

Earnings per share:
Basic	$0.24	$0.27	$0.26	$0.19
Effect of dilutive securities- stock options	$0.02	$0.01	$0.02	$0.01

Diluted	$0.22	$0.26	$0.24	$0.18

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

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003

	(As restated)	(As restated)	(As restated)	(As restated)

Net income as reported	$1,593,842	$1,779,824	$1,730,671	$1,227,340
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	145,193	131,268	279,840	265,470

Pro forma net income	$1,448,649	$1,648,556	$1,450,831	$961,870

Earnings per share – basic and diluted
As reported – basic	$0.24	$0.27	$0.26	$0.19
As reported – diluted	$0.22	$0.26	$0.24	$0.18

Pro forma – basic	$0.22	$0.25	$0.22	$0.15
Pro forma – diluted	$0.20	$0.24	$0.21	$0.15
9

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

5.             New Accounting Pronouncements

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

	Three months ended September 30,				Six months ended September 30,

	2004		2003		2004		2003

	(As restated)		(As restated)		(As restated)		(As restated)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$72,465	100.0%	$61,819	100.0%	$134,003	100.0%	$115,128	100.0%
Gross profit	22,297	30.8%	18,685	30.2%	40,065	29.9%	33,628	29.2%
Selling, general and administrative expenses	19,590	27.0%	15,667	25.3%	37,077	27.7%	31,491	27.4%
Income from operations	2,707	3.7%	3,018	4.9%	2,989	2.2%	2,137	1.9%
Interest expense	(48)	(0.1%)	(56)	(0.1%)	(91)	(0.1%)	(90)	(0.1%)
Income before taxes	2,659	3.7%	2,963	4.8%	2,898	2.2%	2,048	1.8%
Net income	1,594	2.2%	1,780	2.9%	1,731	1.3%	1,227	1.1%

Earnings per share:
Basic	$0.24		$0.27		$0.26		$0.19
Diluted	$0.22		$0.26		$0.24		$0.18

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

                Gross profit increased $3.6 million, or 19.3%, primarily from increased sales. As a percent of sales, gross profit increased from 30.2% for the three months ended September 30, 2003 to 30.8% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics as well as continued improvements in inventory procurement, which lowered markdowns as a percent of sales.

                Selling, general and administrative expenses increased $3.9 million, or 25.0%, primarily from additional stores. As a percent of sales, these expenses increased from 25.3% for the three months ended September 30, 2003, to 27.0% for the same period this year. The increase is primarily a result of the additional labor and advertising expense required to open three new stores, partially offset by the leverage created by an increase in same store sales.

                The effective income tax rate was 39.9% for the three months ended September 30, 2003 compared to 40.1% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

                Net income decreased $186,000, from $1.8 million, or $0.26 per diluted share, for the three months ended September 30, 2003 to $1.6 million, or $0.22 per diluted share, for the same period this year, primarily as a result of increased sales and improved gross profit offset by the expenses required to open three new stores.

                Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003.  Sales increased $18.9 million, or 16.4%, from $115.1 million for the six months ended September 30, 2003 to $134.0 million for the same period this year. The increase is the result of opening five new stores which contributed $11.8 million in sales, or 10.2% of total sales, as well as a same store sales increase of 5.7%. Three new stores were opened in the third quarter of fiscal 2004 and two new stores opened in the second quarter of fiscal 2005. The same store sales increase is due to stronger sales resulting from better inventory assortment compared to the same period last year. In addition, the Company acquired a Southern California based team dealer and consolidated the team business during the period. Same store sales are based upon stores opened throughout both periods and exclude team sales.

                Gross profit increased $6.4 million, or 19.1%, primarily from increased sales. As a percent of sales, gross profit increased from 29.2% for the six months ended September 30, 2003 to 29.9% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics as well as continued improvements in inventory procurement, which lowered markdowns as a percent of sales.

                Selling, general and administrative expenses increased $5.6 million, or 17.7%, primarily from additional stores. As a percent of sales, these expenses increased from 27.4% for the six months ended September 30, 2003, to 27.7% for the same period this year. The increase is primarily a result of the additional labor and advertising expense required to open three new stores, partially offset by the leverage created by an increase in same store sales.

                The effective income tax rate was 40.1% for the six months ended September 30, 2003 compared to 40.3% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

                Net income increased $504,000, from $1.2 million, or $0.18 per diluted share, for the six months ended September 30, 2003 to $1.7 million, or $0.24 per diluted share, for the same period this year, primarily as a result of increased sales and improved gross profit partially offset by the expenses required to open three new stores.

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

                Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the six months ended September 30, 2004, $7.4 million was generated by operating activities compared to $3.3 million for the same period last year.

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

                Deferred rent increased $3.0 million for the six months ended September 30, 2004, as we received unusually large landlord reimbursements for improvements made to new stores. The landlord reimbursement varies based on our participation in the construction of a new store.

                Net cash used in investing activities for the six months ended September 30, 2004 was $9.2 million compared to $3.9 million for the same period ended September 30, 2003. In addition to routine capital spending, the Company remodeled two stores during the six months ended September 30, 2003. For the six months ended September 30, 2004, the Company started two store remodels, opened three new stores and incurred additional expenditures for two new stores scheduled to open later this fiscal year. The Southern California based team dealer acquired during the quarter ended September 30, 2004 had an immaterial effect on the Company’s cash flow.

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
22

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
23

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
24