Form 10-Q/A
period 2004-12-31
SPORT CHALET INC
filed 2005-06-27
CIK 892907

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

1

EXPLANATORY NOTE

                    This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the quarterly period ended December 31, 2004 is being filed in order to correct an error in the previously issued condensed consolidated financial statements of Sport Chalet, Inc. (the “Company”) initially filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2005 (the “Original Filing”). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; rent expense in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and amortization of leasehold improvements in accordance with paragraph 5(f) of Statement of Financial Accounting Standards No.13 “Accounting for Leases.” See Note 2: “Restatement and Reclassification of Financial Statements” under Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company’s condensed consolidated financial statements as of December 31, 2004 and March 31, 2004 and for the interim periods ended December 31, 2004 and December 31, 2003.

                    This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of the financial statements for the period presented. The remaining items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended December 31, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events that occurred at a later date.

2

3

PART I – FINANCIAL INFORMATION Item 1. Financial Statements. SPORT CHALET, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,

	2004	2003	2004	2003

	(As restated)	(As restated)	(As restated)	(As restated)

Net sales	$95,913,947	$79,704,678	$229,917,247	$194,832,656
Cost of goods sold, buying and occupancy	64,667,651	53,648,282	158,605,523	135,148,049

Gross profit	31,246,296	26,056,396	71,311,724	59,684,607
Selling, general and administrative expenses	24,905,999	20,899,131	61,982,732	52,390,028

Income from operations	6,340,297	5,157,265	9,328,992	7,294,579
Interest expense	145,842	72,314	236,749	162,070

Income before taxes	6,194,455	5,084,951	9,092,243	7,132,509
Income tax provision	2,475,795	1,998,357	3,642,912	2,818,575

Net income	$3,718,660	$3,086,594	$5,449,331	$4,313,934

Earnings per share:
Basic	$0.56	$0.46	$0.82	$0.65

Diluted	$0.51	$0.44	$0.76	$0.62

Weighted average number of common shares outstanding:

Basic	6,675,534	6,650,801	6,679,631	6,635,730

Diluted	7,226,357	7,028,838	7,212,034	6,960,235

See accompanying notes.
4

SPORT CHALET, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2004

	(Unaudited)

Assets	(As restated)	(As restated)
Current assets:
Cash	$6,894,585	$3,071,648
Accounts receivable, less allowance of $300,000
at December 31, 2004 and $30,000 at March 31, 2004	4,795,010	1,208,934
Merchandise inventories	75,407,922	54,172,055
Prepaid expenses and other current assets	3,180,961	2,202,036
Deferred income taxes	2,294,721	2,443,945

Total current assets	92,573,199	63,098,618
Furniture, equipment and leasehold improvements-net	38,657,374	30,622,138
Deferred income taxes	1,610,075	1,234,729
Other assets	81,780	101,036

Total assets	$132,922,428	$95,056,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,642,637	$11,131,473
Salaries and wages payable	3,856,777	3,354,368
Income taxes payable	1,837,090	35,631
Other accrued expenses	11,917,418	7,830,961

Total current liabilities	51,253,922	22,352,433

Deferred rent	13,290,151	9,893,581
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares – 6,682,701 at December 31, 2004 and 6,673,534 at March 31, 2004	66,827	66,735
Additional paid-in capital	22,949,331	22,830,906
Retained earnings	45,362,197	39,912,866

Total stockholders’ equity	68,378,355	62,810,507

Total liabilities and stockholders’ equity	$132,922,428	$95,056,521

See accompanying notes.
5

SPORT CHALET, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31,

	2004	2003

	(As restated)	(As restated)
Operating activities
Net income	$5,449,331	$4,313,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,925,203	4,778,795
Loss on disposal of furniture, equipment and leasehold improvements	205,094	301,648
Deferred income taxes	(226,122)	(484,675)
Tax benefit on employee stock options	69,244	29,951
Changes in operating assets and liabilities:
Accounts receivable	(3,586,076)	(361,162)
Merchandise inventories	(21,235,867)	(20,012,117)
Prepaid expenses and other current assets	(978,925)	(561,007)
Refundable income taxes	—	58,990
Accounts payable	22,511,164	13,263,385
Salaries and wages payable	502,409	2,202,365
Income taxes payable	1,801,459	2,334,309
Other accrued expenses	4,086,457	7,057,016
Deferred rent	3,396,570	176,739

Net cash provided by operating activities	17,919,941	13,098,171

Investing activities
Purchase of furniture, equipment and leasehold improvements	(14,165,533)	(6,857,452)
Other assets	19,256	7,106

Net cash used in investing activities	(14,146,277)	(6,850,346)

Financing activities
Proceeds from exercise of stock options	49,273	166,197

Net cash provided by financing activities	49,273	166,197

Increase in cash and cash equivalents	3,822,937	6,414,022
Cash and cash equivalents at beginning of period	3,071,648	4,230,003

Cash and cash equivalents at end of period	$6,894,585	$10,644,025

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,998,000	$880,000
Interest	101,512	64,288

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
7

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

3.            Earnings per Share

               Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended December 31,		Nine months ended December 31,

	2004	2003	2004	2003

	(As restated)	(As restated)	(As restated)	(As restated)

Net income	$3,718,660	$3,086,594	$5,449,331	$4,313,934
Weighted average number of common shares:
Basic	6,675,534	6,650,801	6,679,631	6,635,730
Effect of dilutive securities-stock options	550,823	378,037	532,403	324,505

Diluted	7,226,357	7,028,838	7,212,034	6,960,235

Earnings per share:
Basic	$0.56	$0.46	$0.82	$0.65
Effect of dilutive securities-stock options	$0.05	$0.02	$0.06	$0.03

Diluted	$0.51	$0.44	$0.76	$0.62

4.             Stock Compensation

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

	Three months ended December 31,		Nine months ended December 31,

	2004	2003	2004	2003

	(As restated)	(As restated)	(As restated)	(As restated)

Net income as reported	$3,718,660	$3,086,594	$5,449,331	$4,313,934
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct:
Total stock-based employee compensation expense determined under fair market value method for all awards related tax effects	147,294	134,583	409,037	400,053

Pro forma net income	$3,571,366	$2,952,011	$5,040,294	$3,913,881

Earnings per share – basic and diluted
As reported – basic	$0.56	$0.46	$0.82	$0.65
As reported – diluted	$0.51	$0.44	$0.76	$0.62

Pro forma – basic	$0.54	$0.44	$0.75	$0.59
Pro forma – diluted	$0.50	$0.42	$0.72	$0.56
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

	Three months ended December 31,

	2004		2003

	(As restated)		(As restated)		Dollar	Percentage Dollar
	Amount	Percent	Amount	Percent	Increase	Increase

Net sales	$95,914	100.0%	$79,705	100.0%	$16,209	20.3%
Gross profit	31,246	32.6%	26,056	32.7%	5,190	19.9%
Selling, general and administrative expenses	24,906	26.0%	20,899	26.2%	4,007	19.2%
Income from operations	6,340	6.6%	5,157	6.5%	1,183	22.9%
Interest expense	146	0.2%	72	0.1%	74	102.8%
Income before taxes	6,194	6.5%	5,085	6.4%	1,109	21.8%
Net income	3,718	3.9%	3,087	3.9%	631	20.4%
Earnings per share:
Basic	$0.56		$0.46		$0.10	21.7%
Diluted	$0.51		$0.44		$0.07	15.9%

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

                Gross profit increased $5.2 million, or 19.9%, primarily from increased sales. As a percent of sales, gross profit decreased slightly from 32.7% for the three months ended December 31, 2003 to 32.6% for the same period this year.

                Selling, general and administrative expenses increased $4.0 million, or 19.2%, primarily from additional stores. As a percent of sales, these expenses decreased from 26.2% for the three months ended December 31, 2003, to 26.0% for the same period this year. The decrease is primarily a result of the efficiencies from the increase in same store sales by the mature stores offset in part by the new stores which take time to reach operating efficiency. In addition, a decrease in workers’ compensation expense resulted in a reduction equal to approximately 1% of sales, partially as the result of an increase in reserves required in the same period last year as well as significantly reduced claim activity this year. The reduction in claim activity this year is believed to be the result of a new safety program implemented at all store locations.

                The effective income tax rate was 39.3% for the three months ended December 31, 2003 compared to 40.0% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

                Net income increased $631,000, or 20.4%, from $3.1 million, or $0.44 per diluted share, for the three months ended December 31, 2003 to $3.7 million, or $0.51 per diluted share, for the same period this year, primarily as a result of increased sales and reduced workers’ compensation expense, partially offset by the expenses associated with the new stores.

                Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003.

                The following tables set forth statements of income data and relative percentages of net sales for the nine months ended December 31, 2004 and 2003 (dollar amounts in thousands, except per share amounts).

	Nine months ended December 31,

	2004		2003

	(As restated)		(As restated)		Dollar	Percentage Dollar
	Amount	Percent	Amount	Percent	Increase	Increase

Net sales	$229,917	100.0%	$194,833	100.0%	$35,084	18.0%
Gross profit	71,312	31.0%	59,685	30.6%	11,627	19.5%
Selling, general and administrative expenses	61,983	27.0%	52,390	26.9%	9,593	18.3%
Income from operations	9,329	4.1%	7,295	3.7%	2,034	27.9%
Interest expense	237	0.1%	162	0.1%	75	46.3%
Income before taxes	9,092	4.0%	7,133	3.7%	1,959	27.5%
Net income	5,449	2.4%	4,314	2.2%	1,135	26.3%
Earnings per share:
Basic	$0.82		$0.65		$0.17	26.2%
Diluted	$0.76		$0.62		$0.14	22.6%

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

                Gross profit increased $11.6 million, or 19.5%, primarily from increased sales. As a percent of sales, gross profit increased from 30.6% for the nine months ended December 31, 2003 to 31.0% for the same period this year. The increase in gross profit as a percent of sales is primarily due to reduced costs from more efficient inbound logistics and continued improvements in inventory procurement which lowered markdowns.

                Selling, general and administrative expenses increased $9.6 million, or 18.3%, primarily from additional stores. As a percent of sales, these expenses increased slightly from 26.9% for the nine months ended December 31, 2003 to 27.0% for the same period this year. Efficiencies from the increase in same store sales by the mature stores were offset by the new stores which take time to reach operating efficiency. In addition, a decrease in workers’ compensation expense resulted in a reduction equal to approximately 0.4% of sales, partially as the result of an increase in reserves required in the same period last year as well as significantly reduced claim activity this year. The reduction in claim activity this year is believed to be the result of a new safety program implemented at all store locations.

                The effective income tax rate was 39.5% for the nine months ended December 31, 2003 compared to 40.1% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

                Net income increased $1.1 million, or 26.3%, from $4.3 million, or $0.62 per diluted share, for the nine months ended December 31, 2003 to $5.4 million, or $0.76 per diluted share, for the same period this year, primarily as a result of increased sales, improved gross profit margin, and reduced workers’ compensation expense, partially offset by the expenses associated with the new stores.

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

                Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the nine months ended December 31, 2004, $17.9 million was generated by operating activities compared to $13.1 million for the same period last year.

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

                Deferred rent increased $3.2 million for the nine months ended December 31, 2004, as we received unusually large landlord reimbursements for improvements made to new stores. The landlord reimbursement varies based on our participation in the construction of a new store.

                Net cash used in investing activities for the nine months ended December 31, 2004 was $14.1 million compared to $6.9 million for the same period ended December 31, 2003. In addition to routine capital spending, the Company remodeled two stores and opened three new stores during the nine months ended December 31, 2003. For the nine months ended December 31, 2004, the Company completed two store remodels and opened five new stores. The Southern California based team dealer acquired during the quarter ended September 30, 2004 had an immaterial effect on the Company’s cash flow.

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
21

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

                Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. The 2005 annual meeting of stockholders is presently expected to be held on or about August 1, 2005. Any such proposal to be included in the proxy statement for the Company’s 2005 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 on or before February 21, 2005 in a form that complies with applicable regulations. If the date of the 2005 annual meeting is advanced or delayed more than 30 days from the date of the 2004 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2005 annual meeting must be received by the Company within a rea sonable time before the Company begins to print and mail the proxy statement for the 2005 annual meeting. Upon any determination that the date of the 2005 annual meeting will be advanced or delayed by more than 30 days from the date of the 2004 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

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
26

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
27