Form 10-K
period 2005-03-31
SPORT CHALET INC
filed 2005-06-29
CIK 892907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_____________ Commission file number: 0-20736 Sport Chalet, Inc. (Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Sport Chalet Drive, La Cañada, California	91011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 949-5300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act).  ☐ Yes  ☒ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2004, was approximately $28.1 million based upon the closing price of the Common Stock on that date.

The number of shares of the registrant’s Common Stock outstanding as of June 27, 2005 was 6,686,368.

PART I

                This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. Prospective investors are cautioned that they should not place undue reliance on forward-looking statements as predictions of actual results. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which are discussed in further detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.” We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, which speak only as of the date made.

ITEM 1. BUSINESS

General

                Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise), founded in 1959, is a leading operator of 36 full-service, specialty sporting goods stores in California and Nevada. As of March 31, 2005, we had 28 locations in Southern California, five in Northern California, one in Central California and two in Nevada. These stores average 39,200 square feet in size. In addition, we operate a retail e-commerce store through GSI Commerce, Inc. at www.sportchalet.com. We reincorporated as a Delaware corporation in 1992. Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.

Operating History and Growth Plans

                In 1959, Norbert Olberz, our Chairman Emeritus and principal stockholder (the “Principal Stockholder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. As a true pioneer in the industry, Norbert’s mission was three simple things. To “see things through the eyes of the customer”; “to do a thousand things a little bit better”; and to focus on “being the best, not the biggest.” Over the last 46 years, Sport Chalet has grown into a chain of 36 specialty sporting goods stores serving both California and Nevada.

                Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada and Arizona as suitable locations are found. Over the past three years, we have opened ten new stores, five of which include our recent expansion into the Northern California market and one each in Central California and the Las Vegas, Nevada, market. We currently plan to open four stores during the next 12 months, three of which will be our initial expansion into Arizona and one in Southern California. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. For fiscal 2005, average sales per store for stores open throughout both fiscal 2005 and fiscal 2004 were $9.4 million, with corresponding average sales per square foot of $241.

                Store openings are expected to have a favorable impact on sales volume, but to negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base. We estimate the cash required to open an average new store is approximately $2.6 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store. Cash requirements for opening costs of each new store can vary significantly depending on how much the landlord has agreed to contribute to our required improvements.

                Our sales partially depend on the economic environment and level of consumer spending in California, Nevada and, in the future, Arizona. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas have had, and may in the future have, a materially adverse effect on our results of operations.

Stores and Merchandising

                Our prototype stores range in size from 42,000 to 45,000 square feet and showcase each product category with the feel of a specialty shop all contained under one roof. The full-service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories. Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting us to offer our customers a high level of product knowledge and service from the beginner to the professional sports enthusiast.

                Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pool for SCUBA and watersports instruction and demonstrations, and a 100 foot shoe wall, among other improvements. In coming years we plan to retro-fit certain mature stores to conform to the prototype. During fiscal 2006, four stores will be remodeled, with two expected grand re-openings in summer and two in winter of 2005. For both new stores and remodels, we continually update our prototype format to remain competitive. While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many prototype design elements as possible. We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital. Once a store is selected for remodel, an estimate of fixtures and leasehold improvements requiring disposal is prepared. The remaining book-value of these items is fully expensed through accelerated depreciation over the period prior to the completion of the remodel. With the scheduled new store openings and remodels, 55% of our store base will be three years old or less.

                Our stores feature a number of distinct, specialty sporting goods divisions, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and nontraditional merchandise such as downhill skiing, mountaineering and SCUBA. The merchandise appeals to both experts and beginners. In addition, our stores offer over 40 services for the serious sports enthusiast, including backpacking, canyoneering, and kayaking instruction, custom golf club fitting and repair, ski rental and repair, SCUBA training and certification, SCUBA boat charters, team sales, racquet stringing, and bicycle tune-up and repair. Although the revenues generated by these support services are not material, these services further differentiate us from our competitors. Our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

                The following table illustrates our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items such as apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Year Ended March 31,

	2005	2004	2003

Hardlines	53%	53%	53%
Apparel	28%	28%	28%
Footwear	19%	19%	19%

Total	100%	100%	100%

                We operate our online store through GSI Commerce, Inc. (“GSI”) at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. We receive a license fee based on a percentage of sales generated by the website. The licensing fee is not material to total revenues.

                The market for retail sporting goods is seasonal in nature. As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season. In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly winter-sports related products. In recent years, the months of November, December and January represented between 30% and 35% of our total net sales, while winter-related products ranged from 15% to 20% of total net sales. We anticipate this seasonal trend in sales will persist. We respond to changes in mid-season weather by maintaining flexibility in product placement at the stores and the marketing of product offerings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – Seasonal fluctuations in the sales of sporting goods could cause our operating results to suffer.”

Marketing and Advertising

                We generate all of our marketing and advertising campaigns in-house, with production support from outside vendors as needed. The campaigns are designed to reflect our strategic direction through our brand and product offerings, as well as communicate a focused and consistent theme/event calendar through media including newspaper, direct mail, radio, billboards, magazines and the Internet. Through the Team Sales Division, we reach out to communities in which our stores do business, contributing to local teams and leagues. Our advertising leverage has been boosted by vendor payments under cooperative advertising arrangements as well as vendor participation in sponsoring sporting events and programs.

Purchasing and Distribution

                In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from over 1,200 vendors. Vendor payment terms typically range from 30 to 120 days from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 8.2% and 8.4% of our total inventory purchases for fiscal 2005 and 2004, respectively.

                We operate one distribution center, a 326,000 square foot facility located in Ontario, California. The distribution center serves as the primary receiving, distribution and warehousing facility. A minimal amount of merchandise is shipped directly by vendors to our stores. Most of the product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery. Some of the product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for the stores. Due to the efficiencies cross-docking creates, we encourage vendors to pre-package their merchandise in a floor-ready manner. Some of the merchandise is held at the distribution center for future allocation to the stores based on current sales trends as directed by our computerized replenishment system to optimize inventory levels. We believe that the advantages of a single distribution center include reduced individual store inventory levels and better use of store floor space, timely inventory replenishment of store inventory needs, consolidated vendor returns, and reduced transportation costs. Common carriers deliver merchandise to our stores.

                We use a sophisticated computerized replenishment system from JDA Software Group, Inc. The JDA E3 system consists of three modules: (i) warehouse replenishment, which manages purchases from vendors, (ii) store replenishment, which manages shipments from the warehouse to stores, and (iii) network optimization, which synchronizes the two systems. In addition, we utilize the JDA Consumer Outlook and Pinpoint seasonal profile software to help identify, create and manage the seasonal trends of our merchandise. Currently, we utilize the E3 system to manage approximately 57% of our total inventory. The remaining 43% of the inventory purchases are managed by traditional methods conducted by the buying staff on a short-term purchase order basis.

                In March 2005, we entered into a contract with Marketmax, a division of SAS, to license their planning and allocation suite of products. The product set includes merchandise planning, assortment planning, store clustering, high performance forecasting, performance analysis and allocation. We believe this technology package will allow us to better plan and forecast our business and leverage the information to create optimal store assortments and allocate merchandise in a more precise and proactive manner.

Information Systems

                We use a “best of breed” approach to information systems. All new systems communicate with a legacy system that has become the centralized data repository and the primary financial system. Our inventory systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and allow us to improve overall inventory management by identifying individual SKU activity by location and projecting trends and replenishment needs on a timely basis. We believe these systems enable us to increase margins by reducing inventory and markdowns while strengthening our in-stock positions.

                The legacy system operates on a Sun computer. Store systems are the Encore Retail Suite of applications from CRS Retail Systems. A custom rental program has been added to the store system. Merchandise replenishment is controlled by E3 software from JDA, running on an IBM iSeries. In fiscal 2003, the processing of debit/credit card authorization was upgraded to allow on-line debit and signature capture, and the distribution center was enhanced with warehouse management software from HighJump Software (a 3M Company). HighJump is web-enabled, real-time, scaleable software that can expand to meet the demands of our growth plans. We continue ongoing enhancements to the legacy system as well as the evaluation, procurement and integration of new systems in order to keep pace with our growth plan.

Recapitalization Proposal

                Our Board of Directors has approved a recapitalization plan designed to facilitate the orderly transition of control from our Principal Stockholder to the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan includes transferring a portion of the Principal Stockholder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allows current stockholders to retain existing ownership and voting interests.

                The proposed recapitalization would establish two classes of Common Stock and would be effected through a 4-for-1 reverse stock split of the outstanding Common Stock and the reclassification of each post-split share of Common Stock into a new share of Class B Common Stock. The reclassification would be followed by a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock. Each share of Class B Common Stock would entitle the holder to one vote and each share of Class A Common Stock would entitle the holder to 1/20th of one vote. To illustrate, a hypothetical Sport Chalet stockholder who currently owns 1,000 shares, after the recapitalization would own 250 shares of Class B Common Stock, each with one vote, and 1,750 shares of Class A Common Stock, each with 1/20th of one vote.

                The proposed recapitalization plan would double the Company’s total number of shares outstanding from approximately 6,686,368 to 13,372,736. Therefore, the recapitalization plan is expected to have the same impact on earnings per share as a 2-for-1 stock split. However, the establishment of dual classes of Common Stock would not affect the relative voting or equity interests of existing stockholders since the reclassification of Common Stock and issuance of a stock dividend will affect each stockholder in proportion to the number of shares currently owned. The Class A Common Stock and the Class B Common Stock would vote on all matters as a single class. The recapitalization plan also includes certain protection features for holders of Class A shares in an effort to ensure parity in the trading of the two classes of Common Stock.

                The Principal Stockholder has advised the Company that he plans to transfer approximately 973,000 shares of Class B Common Stock to Craig L. Levra and Howard K. Kaminsky, which is intended to give them approximately 45% of the combined voting interests of Class B and Class A Common Stock when added to the shares of Sport Chalet they currently own.

                Additionally, shares of Class B Common Stock transferred by the Principal Stockholder to management will be treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company expects to record a one-time charge which will be based on the stock price at the time of the transfer. Based on the stock price as of June 27, 2005, the charge is expected to be approximately $7.3 million after income taxes, or $1.08 per share on currently outstanding shares or $0.54 per diluted share calculated on a post transaction basis, in the second quarter of fiscal 2006.

                For a more detailed discussion see the section entitled “Proposal 2 – Amendment to the Certificate of Incorporation” contained in our proxy statement to be filed pursuant to Regulation 14A in connection with our 2005 annual meeting of stockholders.

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

Industry and Competition

                The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

•	full-line sporting goods chains, such as The Sports Authority, Dick’s Sporting Goods and Copeland Sports;

•	specialty stores, such as REI, Bass Pro, Foot Locker, Finish Line, Chicks and Adventure 16;

•	supplier-owned stores, such as Nike, The North Face, adidas, New Balance and Puma;

•	mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target, Macy’s and Nordstroms; and

•	Internet retailers and catalog merchandisers.

                Many of these competitors have greater financial resources than we do, or better name recognition in regions into which we seek to expand. Our industry is dominated by sporting goods superstore retailers, i.e., full-line sporting goods chains with stores typically larger than 30,000 square feet. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Specialty retailers often have the advantage of a lower cost structure and a smaller “footprint” that can be located in shopping centers and strip malls, offering more customer convenience.

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

                Our format takes advantage of several significant trends and conditions in the sporting goods industry. These conditions include the size of the industry, fragmented competition, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.

Employees

                As of March 31, 2005, we had a total of approximately 2,905 full and part-time employees, 2,681 of whom were employed in our stores and 224 of whom were employed in warehouse and delivery operations or in executive office positions. None of our employees are covered by a collective bargaining agreement. We encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations. A typical store has approximately 75 employees, of whom 20 to 40 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

                We are committed to the growth and training of our employees in order to provide “The Experts” product knowledge and service to our customers. Our “Certified Pro” program encourages employees to attend product line specific clinics and receive hands-on training to improve technical product and service expertise. Only after completing all of the clinics and training, in addition to passing specific testing, may an associate be considered a Certified Pro. Certified Pro certification is offered in 19 different service disciplines and is a requirement for new associates in their areas of expertise. Being knowledgeable and informed allows our work force to meet the customer’s needs and enhance their shopping experience.

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

                The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an

Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at www.sec.gov.
7

ITEM 2. PROPERTIES At June 27, 2005, we had 36 store locations. The following table summarizes the key information on our retail properties:

Location	Opening Date	Gross Square Footage

La Canada (1)	June 1960	40,300
Huntington Beach (2)(3)	June 1981	50,000
La Jolla	June 1983	20,000
Mission Viejo	August 1986	30,000
Point Loma (2)	November 1987	34,600
Valencia (2) (4)	November 1987	40,000
Marina del Rey (5)	November 1989	42,300
Beverly Hills	November 1989	39,300
Brea (2) (4)	April 1990	40,500
Oxnard (2)	June 1990	40,100
West Hills (2) (5)	June 1991	44,000
Burbank	August 1992	45,000
Montclair	November 1992	18,000
Torrance (3)	November 1993	38,700
Glendora	November 1993	40,000
Rancho Cucamonga (2)	June 1994	36,000
Irvine (2)	November 1995	35,000
Laguna Niguel (3)	November 1997	40,000
Mission Valley (3)	June 1998	47,000
Long Beach	May 1999	43,000
Porter Ranch	July 1999	43,000
Temecula (3)	October 1999	40,000
Chino Hills	July 2000	40,000
Palmdale (2)	June 2001	40,000
Henderson, NV (2)	November 2001	42,000
Costa Mesa – South Coast Plaza	November 2001	40,300
Summerlin, NV (2)	November 2002	40,300
Riverside (2)	November 2002	44,000
Antioch (2)	November 2003	40,000
Redlands (2)	November 2003	42,000
Sacramento (2)	December 2003	40,600
Roseville (2)	August 2004	37,000
Pleasanton (2)	August 2004	40,500
Arcadia (2)	October 2004	42,200
Elk Grove (2)	November 2004	42,000
Visalia (2)	November 2004	41,000

	Total	1,418,700

(1) The original store opened in 1959. The existing store includes four facilities.

(2) Includes swimming pool facility for SCUBA and kayaking instruction.

(3) Remodels scheduled for fiscal 2006.

(4) Remodels completed in fiscal 2005.

(5) Remodels completed in fiscal 2004.
8

                We lease all of our existing store locations. The leases for most of the existing stores are for approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.

                We lease from corporations controlled by Norbert Olberz, Sport Chalet’s Chairman Emeritus and principal stockholder (the “Principal Stockholder”), our corporate office space in La Cañada and our stores in La Cañada, Huntington Beach and Porter Ranch, California. We have incurred rental expense to the Principal Stockholder of $2.4 million, $2.5 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively.

                Management believes that the occupancy costs under the leases with corporations controlled by the Principal Stockholder described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

ITEM 3. LEGAL PROCEEDINGS

                Kenneth Henderson on behalf of himself and other similarly situated Plaintiffs v. Sport Chalet filed July 6, 2004 in the Los Angeles Superior Court, Case No. BC 318081.

                Former employee Kenneth Henderson brought this class action on behalf of himself and other similarly situated employees, alleging causes of action, for (1) failure to provide required meal periods, (2) failure to authorize or permit rest periods, (3) failure to provide compensation for split shifts, (4) failure to reimburse employees for uniforms, (5) failure to maintain required records, (6) penalties for terminated employees who were not fully compensated, (7) penalties for failure to pay employees all wages at least twice a month, and (8) violation of Business and Professions Code §l7,200.

                Plaintiffs basically allege that hourly employees were regularly denied their required meal periods and rest periods and were not paid premiums for split shifts. They further allege that we require our employees to wear uniforms but did not pay for the uniforms. Plaintiffs seek a class action in which they demand various wages, premiums, interest, and penalties for these alleged violations. They also seek attorneys’ fees and an injunction.

                We answered the complaint, denying the material allegations and asserting numerous affirmative defenses. The parties have engaged in significant discovery and Plaintiffs have filed a Motion for Class Certification which will be heard on July 13, 2005. We have opposed the Motion for Class Certification. No trial date has been set. The Court will likely order the parties to a settlement conference or mediation. We are vigorously defending this action.

                In addition, we are involved in various routine legal proceedings incidental to the conduct of our business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of our insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to our stockholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

                Our Common Stock is traded on the Nasdaq Stock Market National Market System under the symbol “SPCH.” The following table reflects the range of high and low sale prices of our Common Stock by quarter over the last two fiscal years as reported by Nasdaq:

Fiscal 2004	High	Low

First Quarter	$7.42	$6.50
Second Quarter	$7.55	$6.81
Third Quarter	$10.93	$6.96
Fourth Quarter	$15.08	$9.40

Fiscal 2005	High	Low

First Quarter	$13.90	$9.65
Second Quarter	$14.00	$11.15
Third Quarter	$14.70	$11.51
Fourth Quarter	$15.00	$12.85

Fiscal 2006	High	Low

First Quarter (through June 27, 2005)	$16.49	$9.65

                On June 27, 2005, the closing price of our Common Stock as reported by Nasdaq was $16.30. Stockholders are urged to obtain current market quotations for the Common Stock.

Approximate Number of Holders of Common Shares

                The approximate number of stockholders of record of our Common Stock as of June 23, 2005 was 175 (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 1,000 beneficial owners holding stock in nominee or “street” name.

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

ITEM 6. SELECTED FINANCIAL DATA

                The following sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 31, 2005. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

	Year Ended March 31,

	2005	2004	2003	2002	2001

Statements of Income Data:	(In thousands, except per share, square foot amounts)
Net sales	$309,090	$264,237	$238,033	$227,349	$214,842
Cost of goods sold, buying and occupancy costs	213,429	184,047	168,519	162,368	148,334

Gross profit	95,661	80,190	69,514	64,981	66,508
Selling, general and administrative expenses	85,145	72,360	62,579	57,443	54,690

Income from operations	10,516	7,830	6,935	7,538	11,818
Interest expense (income)	263	190	307	71	(361)

Income before taxes	10,253	7,640	6,628	7,467	12,179
Income tax provision	4,082	2,996	2,584	3,026	4,913

Net income	$6,171	$4,644	$4,044	$4,441	$7,266

Earnings per share – basic	$0.92	$0.70	$0.61	$0.67	$1.10

Earnings per share – diluted	$0.88	$0.66	$0.58	$0.63	$1.07

Weighted average shares outstanding:
Basic	6,680	6,646	6,615	6,587	6,580

Diluted	7,004	7,008	6,947	6,995	6,805

Selected Operating Data:
Comparable store sales increase (decrease) (1)	5.7%	3.7%	(0.9)%	(1.1)%	14.5%
Net cash provided by operating activities
	$17,955	$7,608	$6,513	$7,350	$11,512
Stores open at end of period	36	31	28	26	23
Total square feet at end of period (2)	1,412	1,210	1,087	1,002	881
Net sales per square foot (3)	$241	$239	$241	$247	$256
Average net sales per store (3)	$9,430	$9,221	$9,220	$9,453	$9,642

	As of March 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:	(In thousands)
Working capital	$43,116	$40,746	$37,329	$32,224	$33,238
Total assets	118,789	95,057	89,492	85,510	78,007
Long-term debt	—	—	—	—	—
Total stockholders’ equity	69,110	62,811	57,456	53,223	48,692

(1)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.

(2)	Total square footage of all stores open at the end of the period represented in thousands of square feet.

(3)	Calculated by using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.
11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. Prospective investors are cautioned that they should not place undue reliance on forward-looking statements as predictions of actual results. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which are discussed in further detail under “– Factors That May Affect Future Results.” We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, which speak only as of the date made.

                The following should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes thereto.

Overview

                We are a leading operator of 36 full service specialty sporting goods stores in California and Nevada. In 1959, Norbert Olberz, our Chairman Emeritus and principal stockholder (the “Principal Stockholder”), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

                Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California and Nevada as suitable locations are found. In addition, we currently plan to expand into Arizona with an initial opening of three locations in the Phoenix area in fiscal 2006. We have opened ten stores in the last 36 months. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base.

                Our prototype stores and over 70% of the total store base range in size from 42,000 to 45,000 square feet and showcase each product category with the feel of a specialty shop all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Mature stores are evaluated for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital.

                We believe that the overall growth of our business will allow us to maintain or increase our operating margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain. Our overall growth should leverage our investments in infrastructure such as the distribution center, integration of corporate facilities into a single location, E3 replenishment system, HighJump warehouse management software and Marketmax planning and allocation technology. However, these increased efficiencies and improvements in logistics are partially offset by the operating costs of new and maturing stores.

                Our Board of Directors has approved a recapitalization plan designed to facilitate the orderly transition of control from our Principal Stockholder to the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan includes transferring a portion of the Principal Stockholder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allows current stockholders to retain existing ownership and voting interests. The proposed recapitalization would double the Company’s total number of shares outstanding from approximately 6,686,368 to 13,372,736. Therefore, the recapitalization plan is expected to have the same effect on earnings per share as a 2-for-1 stock split. Shares transferred by the Principal Stockholder to management will be treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company expects to record a one-time charge which will be based on the stock price at the time of the transfer. Based on the stock price as of June 27, 2005, the charge is expected to be approximately $7.3 million after income taxes, or $1.08 per share on currently outstanding shares or $0.54 per diluted share calculated on a post transaction basis, in the second quarter of fiscal 2006. See “Item 1. Business – Recapitalization Proposal.”

Results of Operations

                The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the twelve months ended March 31, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	Year ended March 31,

	2005		2004

	Amount	Percent	Amount	Percent	Dollar Increase	Percentage Increase

Net sales	$309,090	100.0%	$264,237	100.0%	$44,853	17.0%
Gross profit	95,661	30.9%	80,190	30.3%	15,471	19.3%
Selling, general and administrative expenses	85,145	27.5%	72,360	27.4%	12,785	17.7%
Income from operations	10,516	3.4%	7,830	3.0%	2,686	34.3%
Interest expense	263	0.1%	190	0.1%	73	38.4%
Income before taxes	10,253	3.3%	7,640	2.9%	2,613	34.2%
Net income	6,171	2.0%	4,644	1.8%	1,527	32.9%
Earnings per share:
Basic	$0.92		$0.70		$0.22	31.4%
Diluted	$0.88		$0.66		$0.22	33.3%

                Fiscal 2005 Compared to Fiscal 2004.  Sales increased $44.9 million, or 17.0%, from $264.2 million for the fiscal year ended March 31, 2004 to $309.1 million for fiscal 2005. The sales growth is the result of opening five stores in fiscal 2005 and three in fiscal 2004 which resulted in a $30.6 million increase in sales, or 11.6%, in addition to a comparable store sales increase of 5.7%. The comparable store sales increase is believed to be due to better inventory assortments compared to the same period last year and increased customer traffic from the appeal of winter related merchandise. Sales of winter related merchandise was driven by record winter weather conditions at the resorts frequented by our customers.  Comparable store sales excluding winter related products increased 4.7%. Comparable store sales are based upon stores opened throughout both periods presented and exclude team sales.

                Gross profit increased $15.5 million, or 19.3%, primarily from increased sales. As a percent of sales, gross profit increased from 30.3% in fiscal 2004 to 30.9% in fiscal 2005. The 60 basis point increase for fiscal 2005 compared to fiscal 2004 resulted primarily from a great winter season which reduced the need for markdowns as well as reduced costs from more efficient inbound logistics.

                Selling, general and administrative expenses increased $12.8 million, or 17.7%, primarily from additional stores. As a percent of sales, these expenses increased from 27.4% in fiscal 2004 to 27.5% in fiscal 2005. The 10 basis point increase for fiscal 2005 compared to fiscal 2004 resulted primarily from approximately $1.5 million in: (i) increased litigation reserves and (ii) professional fees primarily associated with the recapitalization plan. This increase was partially offset by a decrease in workers’ compensation expense due to a significant reduction in claim activity which is believed to be the result of the implementation of a new safety program.

                The effective tax rate as a percent of pretax income was 39.8% for fiscal 2005 and 39.2% for fiscal 2004. These rates may differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

                Net income increased from $4.6 million, or $0.66 per diluted share, for fiscal 2004, to $6.2 million, or $0.88 per diluted share, for fiscal 2005, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased selling, general and administrative expenses.

                The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the three months ended March 31, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	Quarter ended March 31,

	2005		2004

	Amount	Percent	Amount	Percent	Dollar Increase	Percentage Increase

Net sales	$.79,172	100.0%	$69,404	100.0%	$9,768	14.1%
Gross profit	24,350	30.8%	20,505	29.5%	3,845	18.8%
Selling, general and administrative expenses	23,162	29.3%	19,970	28.8%	3,192	16.0%
Income from operations	1,188	1.5%	535	0.8%	653	122.1%
Interest expense	27	0.0%	28	0.0%	(1)	(3.6%)
Income before taxes	1,161	1.5%	507	0.7%	654	129.0%
Net income	722	0.9%	330	0.5%	392	118.8%
Earnings per share:
Basic	$.0.11		$0.05		$0.06	120.0%
Diluted	$.0.10		$0.05		$0.05	100.0%

                Fourth Quarter 2005 Compared to Fourth Quarter 2004.  Sales increased $9.8 million, or 14.1%, from $69.4 million for the quarter ended March 31, 2004 to $79.2 million for the same period in fiscal 2005. The sales growth is the result of opening five stores in fiscal 2005 which resulted in a $7.4 million increase in sales, or 10.7%, in addition to a comparable store sales increase of 4.4%. The comparable store sales increase is believed to be due to better inventory assortments compared to the same period last year and increased customer traffic from the appeal of winter related merchandise, primarily winter apparel. Sales of winter related merchandise was driven by record winter weather conditions at the resorts frequented by our customers. Comparable store sales excluding winter related products increased 4.1%. Comparable store sales are based upon stores opened throughout both periods presented and exclude team sales.

                Gross profit increased $3.8 million, or 18.8%, primarily from increased sales. As a percent of sales, gross profit increased from 29.5% for the quarter ended March 31, 2004 to 30.8% for the quarter ended March 31, 2005. The 130 basis point increase resulted from a change in the mix of sales to higher margin apparel combined with a reduced need for end of season markdowns as record winter weather conditions increased customer demand for winter related products.

                Selling, general and administrative expenses increased $3.2 million, or 16.0%, primarily from additional stores. As a percent of sales, these expenses increased from 28.8% for the quarter ended March 31, 2004 to 29.3% for the quarter ended March 31, 2005. The 50 basis point increase resulted primarily from approximately $1.2 million in: (i) increased litigation reserves and (ii) professional fees primarily associated with the recapitalization plan. This increase was partially offset by a decrease in workers’ compensation expense due to a significant reduction in claim activity which is believed to be the result of the implementation of a new safety program.

                The effective tax rate, as a percent of pretax income, was 37.8% for the quarter ended March 31, 2005 and 34.9% for the same period in fiscal 2004. Both differ from the statutory rate of 39.8% as a result of fourth quarter provision adjustments reconciling the estimated effective rate utilized in prior quarters to the annual effective tax rate.

                Net income increased from $330,000, or $0.05 per diluted share, for the quarter ended March 31, 2004, to $722,000, or $0.10 per diluted share, for the quarter ended March 31, 2005, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased selling, general and administrative expenses.

                The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the twelve months ended March 31, 2004 and 2003 (dollar amounts in thousands, except per share amounts).

	Year ended March 31,

	2004		2003

	Amount	Percent	Amount	Percent	Dollar Increase	Percentage Increase

Net sales	$264,237	100.0%	$238,033	100.0%	$26,204	11.0%
Gross profit	80,190	30.3%	69,514	29.2%	10,676	15.4%
Selling, general and administrative expenses	72,360	27.4%	62,579	26.3%	9,781	15.6%
Income from operations	7,830	3.0%	6,935	2.9%	895	12.9%
Interest expense	190	0.1%	307	0.1%	(117)	(38.1%)
Income before taxes	7,640	2.9%	6,628	2.8%	1,012	15.3%
Net income	4,644	1.8%	4,044	1.7%	600	14.8%
Earnings per share:
Basic	$0.70		$0.61		$0.09	14.8%
Diluted	$0.66		$0.58		$0.08	13.8%

                Fiscal 2004 Compared to Fiscal 2003.  Sales increased $26.2 million, or 11.0%, from $238.0 million for the fiscal year ended March 31, 2003 to $264.2 million for fiscal 2004. The increase is the result of opening three stores in fiscal 2004 and two in fiscal 2003, in addition to a comparable store sales increase of 3.7%. The comparable store sales increase reflects an improved economic climate and more seasonable winter weather conditions at the resorts frequented by our customers.

                Gross profit increased $10.7 million, or 15.4%, primarily from increased sales. As a percent of sales, gross profit increased from 29.2% in fiscal 2003 to 30.3% in fiscal 2004. The 1.1% increase for fiscal 2004 compared to fiscal 2003 resulted primarily from ongoing improvements in purchasing practices which reduced the need for markdowns.

                Selling, general and administrative expenses increased $9.8 million, or 15.6%, primarily from additional stores. As a percent of sales, these expenses increased from 26.3% in fiscal 2003 to 27.4% in fiscal 2004. The 1.1% increase for fiscal 2004 compared to fiscal 2003 resulted from several primary factors: (i) the write-off of assets totaling $245,000 which came from two large-scale remodels completed in the first quarter of fiscal 2004, (ii) increased workers’ compensation expense of $1.2 million and (iii) additional non-cash compensation expense from a stock award of $449,000 from the Principal Stockholder to certain executives of the Company, combined with a cash bonus of $369,000, paid by the Company to cover the executives’ related income tax.

                The effective tax rate as a percent of pretax income was 39.2% for fiscal 2004 and 39.0% for fiscal 2003. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

                Net income increased from $4.0 million, or $0.58 per diluted share, for fiscal 2003, to $4.6 million, or $0.66 per diluted share, for fiscal 2004, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased workers’ compensation expense and the effect of the stock award.

Liquidity and Capital Resources

                Our primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

                Net cash provided by operating activities of $18.0 million, $7.6 million and $6.5 million for fiscal 2005, 2004 and 2003, respectively, was primarily the result of net income, adjusted for depreciation and amortization, and increases in bank overdraft combined with accounts payable offset by inventory purchases.

                Typically, inventory levels increase from year to year due to the addition of new stores. Inventories increased $10.9 million in fiscal 2005, $3.3 million in 2004 and $3.0 million in 2003, primarily from the addition of five stores, three stores and two stores, respectively, partially offset by improvements in inventory management. In fiscal 2005, average inventory per store also increased 3.4% compared to fiscal 2004 as we planned a higher level of spring receipts to take advantage of an expected change in weather from an unusually wet winter to more normal weather patterns and our customers’ desire for such a change.

                Historically, accounts payable increases as inventory increases. However, the timing of vendor payments or receipt of merchandise near the end of the fiscal year does influence this relationship. For fiscal 2005, accounts payable increased $9.8 million primarily due to the increase in inventory related to new stores as well as an increase in the receipt of merchandise during February and March as compared to the same period last year. In fiscal 2004 and 2003, timing differences caused accounts payable combined with the bank overdraft to decrease $4.0 and $2.9 million, respectively.

                Other accrued expenses increased by $1.9, $2.8 and $1.0 million for fiscal 2005, 2004 and 2003, respectively, primarily from increased sales.

                Deferred rent increased $3.2 million for fiscal 2005 as we received large landlord reimbursements for improvements made to new stores. The landlord reimbursement varies based on our participation in the construction of a new store.

Net cash used in investing activities was $15.2, $9.0 and $6.8 million for fiscal 2005, 2004 and 2003, respectively, primarily for capital expenditures as shown below, in thousands:

	Year ended March 31,

	2005	2004	2003

New stores	$9,840	$3,595	$2,658
Remodels	1,552	1,978	—
Existing stores	1,127	850	457
Information systems	1,152	1,496	2,233
Rental equipment	1,089	886	613
Other	438	196	837

Total	$15,198	$9,001	$6,798

                We have continued to open new stores, five in fiscal 2005, three in fiscal 2004 and two in fiscal 2003. The increase in spending per new store in fiscal 2005 is primarily the result of increased involvement in construction which is then reimbursed by landlord. Net of landlord reimbursement, the average amount spent is $1.4 million, $1.1 million and $945,000 for fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, the amount of landlord participation in construction costs for two of the new stores was less than our typical store because of the attractiveness of the locations. In addition, we are beginning to remodel mature stores; two stores were remodeled in each of fiscal 2005 and 2004.

                As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures, net of landlord reimbursements for fiscal 2006, are expected to be approximately $18.5 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $5.9 million of this amount will be used to open four new stores. In addition, five stores are planned to be remodeled for approximately $2.9 million. The remainder is primarily for expenditures on information systems including the merchandise planning package from Marketmax and an upgrade to our store systems.

                Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. As of March 31, 2005, 2004, and 2003, we had no outstanding borrowings on this facility.

                Our amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (6.25% at March 31, 2005) or can be fixed for a period of time at the then current rate established under one of several indices, all at our option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require us to maintain certain minimum cash flow coverage and debt-to-equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We are currently in compliance with the covenants. We believe our credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require us to request additional borrowing capacity from the Lender or alter our expansion plans or operations.

                Our primary contractual obligations and commitments as of March 31, 2005, are store leases with initial terms expiring from 2006 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts

Within 1 year	$21,404,529	$319,500
2 - 3 years	41,703,931	639,000
4 - 5 years	37,369,541	639,000
After 5 years	69,676,520	1,278,500

Total	$170,154,521	$2,876,000

                    We lease all of our existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $2.3 million relating to purchase commitments were outstanding as of March 31, 2005 and expire within one year.

                No cash dividends have been declared on Common Stock in fiscal 2005. We intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

                Our significant accounting policies are described in Note 2 to the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities. Actual results may differ from these estimates. We believe that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of our consolidated financial statements.

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

                Revenue Recognition.  Sales are recognized upon the purchase by customers at our retail store locations, less merchandise returned by customers. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. We generally accept returns up to 30 days from the date of purchase with a sales receipt or proof of purchase. Typically refunds are in the same form of payment originally received from the customer. We accommodate customers who do not have a receipt or proof of purchase by offering an exchange or store credit. When available we track the original sale date with each return and provide a reserve for projected merchandise returns based on this historical experience. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales.

                Gift Card/Certificate Redemption. We offer our customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of our products. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. The gift cards and certificates have no expiration dates. We record unredeemed gift cards or certificates as a liability until the point of redemption. Our historical experience indicates that not all issued gift cards and certificates are redeemed. Based upon five years of redemption data, approximately 90% of gift cards and gift certificates are redeemed within the year after issuance, and 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we periodically decrease the carrying value of the related liability by 5% of the aggregate amount and decrease cost of sales by the corresponding amount. This reduction in cost of sales amounted to approximately $263,000, $427,000 and $313,000 for the years ended March 31, 2005, 2004 and 2003, respectively. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change or if the pattern of redeeming gift cards is significantly different than we have experienced with gift certificates.

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

                Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of March 31, 2005. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.

                Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

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

                A downturn in the economy may affect consumer purchases of discretionary items, which would reduce our net sales.

                The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits has had, and may do so in the future have, a materially adverse effect on our results of operations.

                Terrorist attacks or acts of war may harm our business.

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

                Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

                The sporting goods business and the retail environment are highly competitive, and we compete with national, regional and local full-line sporting goods chains, specialty stores, supplier owned stores, discount and department stores, and internet retailers. A number of our competitors are larger and have greater resources.

                Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

                Currently, most of our stores are located in Southern California and the balance is located in Northern California, Central California and the Las Vegas area of Nevada. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

                We rely on one distribution center and any disruption could reduce our sales.

                We currently rely on a single distribution center in Ontario, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our sales and profitability.

                Our ability to expand our business will be dependent upon our ability to meet challenges in new markets.

                Our continued growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets. The ability to successfully implement this growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	we may not be able to negotiate acceptable lease terms;
20

•	we might not be able to hire and retain qualified store personnel; and

•	we might not have the financial resources necessary to fund our expansion plans.

                In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from ongoing operations. We face additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, sales could decrease and operating costs could increase. Furthermore, a decline in our overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in our geographical markets may adversely affect our current growth plan. There can be no assurance that we will possess sufficient funds to finance the expenditures related to our planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

                We may pursue strategic acquisitions, which could have an adverse impact on our business.

                We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business, and their financial results, into ours may adversely affect our operating results. We currently do not have any agreements with respect to any such acquisitions.

                Our future growth will be dependent on the availability of additional financing.

                We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Unexpected conditions could cause us to be in violation of our Lender’s operating covenants. Currently, we believe we have sufficient cash available through our bank credit facilities and cash from operations to fund existing operations for the foreseeable future. We cannot be certain that additional financing will be available in the future if necessary.

                If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

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

                If we lose key management or are unable to attract and retain talent, our operating results could suffer.

                We depend on the continued service of our senior management. The loss of the services of any key employee could hurt our business. Also, our future success depends on our ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may adversely affect future results.

                Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.

                Our sales volume increases significantly during the Holiday season as is typical with other sporting goods retailers. In addition, our product mix has historically emphasized cold weather sporting goods increasing the seasonality of our business. In recent years, the months of November, December and January represented between 30% and 35% of our total net sales, while winter-related products ranged from 15% to 20% of total net sales. The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by our customers. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Suppliers in the ski and snowboard industry require us to make commitments for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, we place our orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, we may be required to mark down our winter apparel and equipment.

                Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

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

                We are controlled by our founder, whose interests may differ from other stockholders.

                 At June 27, 2005, Norbert Olberz, the Company’s founder, Chairman Emeritus. director and principal stockholder, owned approximately 65% of Sport Chalet’s outstanding Common Stock. Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs.

                Problems with our information systems could disrupt our operations and negatively impact our financial results.

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
22

                We seek to minimize these risks by the use of backup facilities and redundant systems. Nevertheless any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales.

                If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

                If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Sporting goods are often subject to short-lived trends, such as the short-lived popularity of in-line scooters. Outdoor wear is significantly influenced by fashion. Our success depends upon the ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase products from vendors up to nine months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

                The price of our Common Stock may be volatile.

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

                We may be subject to product liability claims and our insurance may not be sufficient to cover damages related to those claims.

                 We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. In addition, we are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

                Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

                 Changes in our comparable store sales results could affect the price of our Common Stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including: competition, our new store openings and remodeling, general regional and national economic conditions, actions taken by our competitors, consumer trends and preferences, changes in other tenants in the shopping centers in which we are located, new product introductions and changes in our product mix, timing and effectiveness of promotional events, lack of new product introductions to spur growth in the sale of various kinds of sports equipment, and weather. Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our Common Stock to fluctuate significantly.

                Implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

                The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time consuming and will require significant attention of management. We cannot assure that we will not discover material weaknesses in our internal controls. We also cannot assure that we will complete the process of our evaluation and the auditors’ attestation on time. If we discover a material weakness, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements, cause the delisting of our Common Stock from Nasdaq and harm our stock price, especially if a restatement of financial statements for past periods were to be necessary.

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

ITEM 9A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

                (a)           On November 15, 2004, we dismissed Ernst & Young LLP as our independent registered public accounting firm. Ernst & Young LLP had served as our independent registered public accounting firm since 1983. The decision to dismiss Ernst & Young LLP was made by the Audit Committee of our Board of Directors and, upon recommendation by that committee, was approved by the full Board of Directors.

                The reports of Ernst & Young LLP on our financial statements for each of the last two completed fiscal years ended March 31, 2004, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                During the two fiscal years ended March 31, 2004 and the subsequent interim period through the date of the dismissal, the Company had no disagreement with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to such disagreement in connection with their reports for such periods.

                During the two fiscal years ended March 31, 2004 and the subsequent interim period through the date of the dismissal, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

                We provided Ernst & Young LLP with a copy of the above disclosures and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements and, if not, stating the respects in which they do not agree.

                (b)           On November 15, 2004, we engaged Moss Adams LLP as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending March 31, 2005. The engagement of Moss Adams LLP was made by the Audit Committee of our Board of Directors and, upon recommendation by that committee, was approved by the full Board of Directors.

                During the two fiscal years ended March 31, 2004 and the subsequent interim period prior to engaging Moss Adams LLP, neither the Company, nor anyone on our behalf, has consulted with Moss Adams LLP regarding any of the matters set forth in Item 304(a)(2)(i)-(ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

                The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the following reason: In May 2005, we announced that our financial statements were to be restated, relating to certain lease accounting and leasehold amortization accounting practices, consistent with similar adjustments made by many other retailers and other publicly traded companies concerning these practices. Our conclusion to change our accounting policy and restate was made, among other things, in consideration of the views of the Office of the Chief Accountant of the SEC expressed in its letter related to these matters dated February 7, 2005. Accordingly, we concluded that our controls over the selection of appropriate assumptions and factors affecting lease accounting practices were not effective as of the end of the period covered by this report.

                    In May 2005, the Company remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and recording of rent between the date the Company takes possession and the commencement date of the lease. The Company implemented controls in which all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”; Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; and Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”

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

                Except as noted above, there were no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

                None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The Bylaws of the Company provide that the number of directors of the Company shall be fixed from time to time by the Board, but shall not be less than three. The Board of Directors of the Company (the “Board”) has fixed the number of directors at eight. The Amended and Restated Certificate of Incorporation of the Company provides that the Board shall be divided into three classes, as nearly equal in number as possible, which are elected for staggered three-year terms. The term of each class expires at the annual meeting of stockholders in the year 2005 (Class 1), the year 2006 (Class 2) and the year 2007 (Class 3).

                None of the directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such. Except as set forth below, there are no family relationships among directors or executive officers of the Company and, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Officers serve at the discretion of the Board.

                The following table sets forth certain information with respect to the directors and executive officers of the Company as of June 28, 2005. An asterisk (*) by the name of a director indicates that the Board has determined that the director is “independent” under the rules of the Nasdaq Stock Market (“Nasdaq”).

Name	Age	Class	Position

Al D. McCready*	57	1
Director and a member of the Audit Committee since May 2001 and Chairman of the Corporate Governance and Nominating Committee since November 2003. Mr. McCready is the Chairman and Chief Executive Officer of McCready Manigold Ray & Co., Inc., a consulting firm that serves retail and distribution industry clients. Mr. McCready has specialized in consulting with retail companies since 1978, focusing on corporate strategy, information systems strategy, and technology planning. Prior to founding McCready Manigold Ray & Co., Inc. in 1991, Mr. McCready was National Director of Retail and Distribution Industry Services and a Partner at the firm of Deloitte & Touche LLP. Mr. McCready received his Masters Degree in Business Administration from the University of Utah, and is a doctoral candidate at The George Washington University in Washington, D.C. where he is studying corporate governance.

Eric S. Olberz	42	1
Director since 1992, a member of the Compensation Committee from 1992 until May 2004 and a member of the Audit Committee from 1992 until May 2001. Mr. Olberz is self-employed as a Certified Public Accountant. He was employed as a staff accountant with BDO/Nation Smith Hermes Diamond-Accountants & Consultants from November 2000 to July 2002. Mr. Olberz worked primarily with the firm’s family office group, providing wealth management services for high net worth individuals. From July 1999 to November 2000, he was employed as a staff auditor with Moreland & Associates. Mr. Olberz was

Name	Age	Class	Position

President and owner of Camp 7, Inc., a soft goods manufacturing operation located in Santa Ana, California, from July 1995 to October 1996 and Vice Chairman of the Company from October 1994 to July 1995, Vice President from 1984 to October 1994 and Secretary from October 1992 to July 1995. Mr. Olberz resigned as an officer and employee of the Company concurrently with Camp 7, Inc.’s acquisition of the Company’s soft goods manufacturing operations in July 1995. Mr. Olberz received a Bachelors Degree with an emphasis in accounting from National University and is a Certified Public Accountant. Mr. Olberz is the son of Norbert Olberz, the Principal Stockholder.

Frederick H. Schneider*	49	1
Director and a member of the Audit Committee since May 2000, Chairman of the Audit Committee since May 2004 and a member of the Corporate Governance and Nominating Committee since November 2003. Mr. Schneider currently is a Senior Managing Director of Pasadena Capital Partners LLP, a private equity investment firm. He served as Chief Financial Officer and Principal of Leonard Green & Partners, L.P., a private equity investment firm, from September 1994 to January 1998, where he played a key role in various acquisitions. From June 1978 to September 1994, he was employed by KPMG Peat Marwick, including as an Audit and Due Diligence Partner from June 1989 to September 1994. Mr. Schneider is a director of Skechers U.S.A., Inc., a footwear manufacturer, and Meade Instruments Corp., a manufacturer of consumer optical products.

John R. Attwood*	75	2
Director and Chairman of the Compensation Committee since February 1993 and a member of the Audit Committee from February 1993 until May 2001. Mr. Attwood is the President of Attwood Enterprises, a consulting business. He was the Chairman of Coca-Cola Bottling of Los Angeles and a Senior Vice President and a Group President of Beatrice Companies, Inc., the parent company of Coca-Cola Bottling of Los Angeles, until his retirement in 1986. Mr. Attwood currently serves on the Board of Directors of Verdugo Hills Hospital, a nonprofit organization.

Craig L. Levra	46	2
Chairman of the Board since August 2001, Director since November 1998, President since November 1997, Chief Operating Officer from November 1997 until August 1999 and Chief Executive Officer since August 1999. Prior to joining the Company, Mr. Levra was employed by The Sports Authority, the nation’s largest sporting goods retailer. During his five-year tenure with that company, he held positions of increasing responsibility in merchandising and operations and was Vice President of Store Operations at the time of his departure. Mr. Levra received a Bachelors Degree and a Masters Degree in Business Administration from the University of Kansas. Mr. Levra currently serves on the Board of Directors of Junior Achievement of Southern California, the Board of Directors of the Southern

Name	Age	Class	Position

			California Committee for the Olympic Games, and the Advisory Board of the Los Angeles Sports and Entertainment Commission.

Donald J. Howard*	59	3
Director since June 2004 and member of the Compensation Committee since June 2004 and the Corporate Governance and Nominating Committee since February 2005. Mr. Howard currently is a Partner and Senior Vice President, Development of Marketplace Properties, a shopping center development company. He served as Senior Vice President, Development of Donahue Schriber, a Southern California mall development company, from 1997 until joining Marketplace Properties in 1998, and as Senior Vice President, Real Estate/Construction of The Vons Companies, Inc., a leading grocery store chain, from 1994 to 1997. Mr. Howard has been employed in the development, construction and management of retail properties in Southern California since 1974. He received a Bachelors Degree in Business Administration from the University of Southern California.

Norbert Olberz	80	3
The Company’s founder since 1959, Chairman Emeritus since August 2001, Chairman of the Board from 1959 until August 2001, Interim President from April 1995 to November 1997 and Interim Chief Executive Officer from April 1995 to August 1999.

Kenneth Olsen*	87	3
Director and a member of the Compensation Committee since June 1994 and Chairman of the Audit Committee from June 1994 to May 2004. Mr. Olsen served as President and Chief Executive Officer of The Vons Companies, Inc., a leading grocery store chain, from 1974 to 1983, at which time he retired from full-time responsibilities after thirty-eight years with that company. Mr. Olsen currently serves as a director of several nonprofit organizations and is a management consultant advising national and international firms on marketing and merchandising consumer products.

Name	Age	Class	Position

Howard K. Kaminsky	47	—
Chief Financial Officer since joining the Company in 1985, Executive Vice President - Finance since May 2000 and Secretary since July 1995. Mr. Kaminsky served as Vice President-Finance from January to April 1997, Senior Vice President-Finance from April 1997 to May 2000 and Treasurer from October 1992 to January 1997. Prior to joining the Company, Mr. Kaminsky was employed in the auditing division of Ernst & Young LLP where he became a Certified Public Accountant. He received a Bachelors Degree in Business Administration from California State University, Northridge. Mr. Kaminsky is a member of Financial Executives International.

Dennis D. Trausch	55	—
Executive Vice President - Growth and Development since April 2002 and Executive Vice President-Operations from June 1988 until April 2002. Since joining the Company in 1976, Mr. Trausch has served in various positions starting as a salesperson and assuming positions of increasing responsibility in store and Company operations.

Jeffrey A. Lichtenstein	47	—
Senior Vice President - Risk Management since October 2003, Vice President - Loss Prevention and Internal Audit from March 2000 to October 2003 and Director of Loss Prevention from September 1997 to March 2000. Since joining the Company in 1990, Mr. Lichtenstein has served in various positions of increasing responsibility in both store and Company operations. He received a Bachelors Degree in Business Administration from California State University, Northridge.

Tim A. Anderson	45	—
Vice President - Retail Operations since October 2003 and Director of Store Operations from April 2002 to October 2003. Mr. Anderson was employed by Vans Incorporated, a national apparel and footwear retailer, as Director of Retail Operations from 1998 until joining the Company.

Committees of the Board

                The Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee, each of which consists of two or more directors who serve at the discretion of the Board. Each member of a committee is “independent” as defined under the applicable rules of Nasdaq and the SEC.

                Audit Committee.   The Audit Committee currently consists of Messrs. McCready, Olsen and Schneider, who serves as the chairman of the committee. The purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities regarding (i) the Company’s accounting and system of internal controls, (ii) the quality and integrity of the Company’s financial reports, (iii) the Company’s compliance with legal and regulatory requirements, and (iv) the independence and performance of the Company’s independent registered public accounting firm. The Board has determined that Mr. Schneider qualifies as an “audit committee financial expert” as defined under the rules of the SEC.

                Compensation Committee.  The Compensation Committee currently consists of Mr. Attwood, who serves as the chairman of the committee, and Messrs. Howard and Olsen. The purpose of the

Compensation Committee is to help to ensure that (i) the executive officers of the Company are compensated in a manner consistent with the compensation strategy of the Company determined by the Board, (ii) the treatment of all executive officers is in an equitable and consistent manner, (iii) the Company maintains the ability to recruit and retain qualified executive officers, and (iv) the requirements of the appropriate regulatory bodies are met. The committee also administers the Company’s 1992 Incentive Award Plan (the “1992 Plan”), Executive Bonus Plan, the Employee Retirement Savings Plan, and the 2004 Equity Incentive Plan (the “2004 Plan”).

                Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee currently consists of Mr. McCready, who serves as the chairman of the committee, and Messrs. Howard and Schneider.

                The principal purposes of Corporate Governance and Nominating Committee are to help ensure that (i) the Board is appropriately constituted to meet its fiduciary obligations to stockholders and the Company, and (ii) the Company has followed and continues to follow appropriate governance standards. To carry out its purposes, the committee (i) identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board, (ii) recommends the director nominees to be selected by the Board for the next annual meeting of stockholders, (iii) develops and recommends to the Board corporate governance principles applicable to the Company, and (iv) oversees the evaluation of the Board and management.

                Charters of the Committees.  Each committee of the Board has recommended, and the Board has adopted, and may amend from time to time, a written charter, a copy of which is available on the Company’s website at www.sportchalet.com.

Compliance with Reporting Requirements of Section 16

                Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal 2005, except for Frederick H. Schneider, a director of the Company, who failed to file one Form 4 reporting the sale of 3,250 shares of Common Stock on February 15, 2005.

Code of Conduct

                The Company has adopted a Code of Conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Conduct is available on the Company’s website, www.sportchalet.com. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct applicable to senior financial executives on our website within two business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

                The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the “Named Executive Officers”), information concerning all cash and non-cash compensation awarded, earned or paid for services to the Company in all capacities for each of the three years ended March 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation

Name and Position(1)	Year	Salary ($)	Bonus ($) (2)	Securities Underlying Options/ SARs (#) (3)	All Other Compensation ($)(4)

	2005	300,000	—	—	33,881
Norbert Olberz,	2004	300,000	—	—	42,929
Chairman Emeritus (5)	2003	300,000	—	—	25,400

Craig L. Levra,	2005	330,000	231,000	—	23,578
Chairman of the Board, President and Chief	2004	290,000	50,487	—	635,653
Executive Officer (6)	2003	290,000	—	—	20,217

Howard K. Kaminsky,	2005	212,923	86,000	—	12,492
Executive Vice President-Finance, Chief	2004	201,000	41,200	4,000	218,690
Financial Officer and Secretary (7)	2003	196,000	—	—	13,283

Dennis D. Trausch,	2005	163,846	66,000	12,500	26,800
Executive Vice	2004	157,500	28,000	4,000	31,835
President-Growth and Development (9)	2003	155,000	—	—	34,471

Jeffrey A. Lichtenstein,
Senior Vice President -	2005	138,302	57,250	12,500	22,739
Risk Management (10)	2004	131,500	20,400	4,000	40,218

Tim A. Anderson, Vice
President - RetailOperations	2005	150,442	60,800	12,500	11,550
(11)	2004	143,000	25,550	4,000	15,996

(1)	For a description of the employment agreements between certain officers and the Company, see “Employment Agreements.”

(2)
Consists of amounts paid pursuant to the Executive Bonus Plan, together with a discretionary bonus in the amount of $8,250, $7,150 and $7,600 paid to Messrs. Trausch, Lichtenstein and Anderson, respectively. See “Incentive Compensation Plans - Executive Bonus Plan.”

(3)	Represents options granted under the 2004 Plan. See “Incentive Compensation Plans - 2004 Equity Incentive Plan.”

(4)
Unless otherwise stated, represents employer contributions under the Company’s 401(k) plan and personal benefits, including, but not limited to, group health insurance, automobile allowances, reimbursement of personal tax and financial advisory services and participation in the Company’s executive health care plan.

(5)
Mr. Olberz has served as Chairman Emeritus since August 2001, Chairman of the Board from 1959 to August 2001, Interim President from April 1995 to November 1997 and Interim Chief Executive Officer from April 1995 to August 1999.

(6)	Mr. Levra has served as Chairman of the Board since August 2001, President and since November 1997 and Chief Executive Officer since August 1999.
32

(7)	Mr. Kaminsky has served as Chief Financial Officer since 1985, Executive Vice President-Finance since May 2000 and Secretary since July 1995.

(8)
Includes the fair market value of $337,270 and $111,648 on the grant date of shares awarded by the Olberz Family Trust to Messrs. Levra and Kaminsky, respectively, together with a cash bonus to pay income taxes thereon, paid by the Company.

(9)	Mr. Trausch has served as Executive Vice President - Growth and Development since April 2002, and Executive Vice President-Operations from June 1988 until April 2002.

(10)	Mr. Lichtenstein was appointed Senior Vice President - Risk Management in October 2003.

(11)	Mr. Anderson was appointed Vice President - Retail Operations in October 2003.

Stock Option Grants

                The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended March 31, 2005 to the Named Executive Officers.

OPTION/SAR GRANTS IN FISCAL YEAR 2005

	Individual Grants

Name of Officer	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted To Employees In Fiscal Year(2)	Exercise or Base Price(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5%	10%

Dennis D. Trausch	12,500	9.8%	$12.70	8/26/14	$99,837	$253,007

Jeffrey A. Lichtenstein	12,500	9.8%	$12.70	8/26/14	$99,837	$253,007

Tim A. Anderson	12,500	9.8%	$12.70	8/26/14	$99,837	$253,007

(1)	These options first become exercisable at the rate of 20% per year. Upon certain changes in control of the Company, these options become fully exercisable.

(2)	Options to purchase an aggregate of 127,500 shares were granted during the fiscal year ended March 31, 2005.

(3)
The exercise price is equal to the closing price of the Company’s Common Stock on the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(4)
The Potential Realizable Value is the product of (a) the difference between (i) the product of the last reported sale price per share at the date of grant and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at March 31, 2005. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the Common Stock. There can be no assurance that the rate of appreciation presented in this table can be achieved.

Option Exercises and Holdings

                The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during the fiscal year ended March 31, 2005, the number of shares of Common Stock issuable upon the exercise of stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sale price of the Common Stock on Nasdaq on March 31, 2005 ($13.55).

                None of the Named Executive Officers exercised options during fiscal 2005, and none of them hold stock appreciation rights (“SARs”).

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at March 31, 2005		Value of Unexercised In-the-Money Options at March 31, 2005 (1)

Name of Officer	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Craig L. Levra	—	—	302,000	8,000	$2,603,100	$39,600
Howard K. Kaminsky	—	—	192,000	7,000	1,800,266	37,614
Dennis D. Trausch	—	—	179,500	17,000	1,662,093	46,342
Jeffrey A. Lichtenstein	—	—	39,500	15,000	286,773	36,442
Tim A. Anderson	—	—	19,100	22,400	87,971	74,144

(1)	The value of unexercised “in-the-money” options is the difference between the last reported sale price of the Common Stock on March 31, 2005 ($13.55 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

Incentive Compensation Plans

                2004 Equity Incentive Plan

                General.   The 2004 Equity Incentive Plan (the “2004 Plan”) became effective on August 2, 2004. Under the 2004 Plan, awards may be granted to employees, directors and consultants of the Company and its affiliates. The purpose of the 2004 Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success.

                The maximum number of shares of Common Stock which may be issued under the 2004 Plan is 1,021,132. As of the date of this Proxy Statement, 115,500 shares were subject to outstanding awards, and there were 905,632 shares available for issuance under awards that may be granted in the future.

                Administration.   The 2004 Plan is administered by the Compensation Committee of the Board (the “Committee”). Subject to the provisions of the 2004 Plan, the Committee has a wide degree of flexibility in determining the recipients of awards, the terms and conditions of awards, and the number of shares or amount of cash to be issued pursuant thereto, including conditioning the receipt or vesting of awards upon the achievement by the Company of specified performance criteria. The expenses of administering the 2004 Plan are borne by the Company.

                Terms of Awards.   The 2004 Plan authorizes the Committee to enter into options, stock awards, SARs or cash awards with an eligible recipient. An award may consist of one such security or benefit or two or more of them in tandem or in the alternative.

                An award granted under the 2004 Plan may include a provision accelerating the receipt of benefits upon the occurrence of specified events, such as a change of control of the Company or a dissolution, liquidation, merger, reclassification, sale of substantially all of the property and assets of the

Company or other significant corporate transactions. The Committee may grant options that either are intended to be “incentive stock options” as defined under Section 422 of the Code, or are not intended to be incentive options (“non-qualified stock options”). Incentive stock options may be granted only to employees.

                No incentive stock option may be granted under the 2004 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of the grant and the term of the option does not exceed five years from the date of the grant. In addition, the aggregate fair market value, determined at the time of the grant, of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year (under all such plans of the Company and its subsidiaries) may not exceed $100,000. As a result of enactment of Section 162(m) of the Code, and to provide the Committee flexibility in structuring awards, the 2004 Plan states that the aggregate number of shares subject to awards granted under the 2004 Plan during any calendar year to any one awardee shall not exceed 250,000, except that in connection with his or her initial service, an award may be granted conveying an additional 250,000 shares.

                If awards granted under the 2004 Plan expire, are canceled or otherwise terminate without being exercised, the Common Stock not purchased pursuant to the award again becomes available for issuance under the 2004 Plan. Awards may not be granted under the 2004 Plan on or after the tenth anniversary of the effectiveness of the 2004 Plan.

                Payment of Exercise Price.  An award may permit the recipient to pay all or part of the purchase price of the shares or other property issuable pursuant thereto, or to pay all or part of such recipient’s tax withholding obligation with respect to such issuance, by (i) delivering cash; or (ii) delivering previously owned shares of capital stock of the Company or (iii) delivering consideration received by the Company under a broker assisted sale and remittance program, the terms and conditions of which will be determined by the Committee.

                Amendment and Termination of the Plan.  The Board may amend, alter, suspend or terminate the 2004 Plan, or any part thereof, at any time and for any reason. However, the Company will obtain stockholder approval for any amendment to the 2004 Plan to the extent required by applicable laws or stock exchange rules. In addition, without limiting the foregoing, unless approved by the Company’s stockholders, no such amendment shall be made that would: (1) increase the maximum number of shares for which awards may be granted under the 2004 Plan, other than an increase pursuant to a change in the Company’s capitalization, (2) reduce the exercise price of outstanding options, or (3) change the class of persons eligible to receive awards under the 2004 Plan. No such action by the Board or stockholders may alter or impair any award previously granted under the 2004 Plan without the written consent of the recipient. Unless terminated earlier, the 2004 Plan shall terminate ten years from the effective date.

                Term.   Awards may not be granted under the 2004 Plan on or after the tenth anniversary of the effective date. Although any award that was duly granted on or prior to such date may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award on or after the twentieth anniversary of the effective date.

                Terms and Conditions of Stock Awards.  Each stock award agreement will contain provisions regarding (1) the number of shares subject to such stock award or a formula for determining such number, (2) the purchase price of the shares, if any, and the means of payment for the shares, (3) the performance criteria, if any, and level of achievement versus these criteria that will determine the number of shares granted, issued, retained and vested, as applicable, (4) such terms and conditions on the grant, issuance, vesting and forfeiture of the shares, as applicable, as may be determined from time to time by the Committee, (5) restrictions on transferability of the stock award, and (6) such further terms and conditions, in each case not inconsistent with the 2004 Plan, as may be determined from time to time by the Committee.

                Terms and Conditions of Cash Awards.  Each cash award agreement will contain provisions regarding (1) the performance goals and maximum amount payable to the recipient as a cash award, (2) the performance criteria and level of achievement versus the criteria that will determine the amount of such payment, (3) the period as to which performance shall be measured for establishing the amount of any payment, (4) the timing of any payment earned by virtue of performance, (5) restrictions on the alienation or transfer of the cash award prior to actual payment, (6) forfeiture provisions, and (7) such further terms and conditions, in each case not inconsistent with the 2004 Plan, as may be determined from time to time by the Committee. The maximum amount payable as a cash award that is settled for cash may not exceed $2,000,000.

                Performance Goals.   The business criteria on which performance goals are based under the 2004 Plan will be determined on a case-by-case basis by the Committee. The performance criteria may include (l) cash flow; (2) earnings (including gross margin, earnings before interest and taxes, earnings before taxes, and net earnings); (3) earnings per share (pre and after tax); (4) growth in earnings or earnings per share; (5) stock price; (6) return on equity or average stockholders’ equity; (7) total stockholder return; (8) return on capital; (9) return on assets or net assets; (10) return on investment; (11) revenue; (12) income or net income; (13) operating income or net operating income; (14) operating profit or net operating profit; (15) operating margin; (16) return on operating revenue; (17) market share; (18) contract awards or backlog; (19) overhead or other expense reduction; (20) growth in stockholder value relative to the moving average of the S&P 500 Index or a peer group index; (21) credit rating; (22) strategic plan development and implementation; (23) EBITDA, (24) comparable store sales; (25) labor productivity; (26) gross profit percentage of sales or dollars; (27) inventory turn; (28) new store performance; (29) new store sales; (30) new store profitability; (31) number of new stores opened; and (32) any other similar criteria as may be determined by the Committee.

                Adjustments.   If there is any change in the stock subject to the 2004 Plan or subject to any award made under the 2004 Plan (through merger, consolidation, reorganization, re-capitalization, stock dividend, dividend in kind, stock split, liquidating dividend, combination or exchange of shares, change in corporate structure or otherwise), the 2004 Plan and shares outstanding thereunder will be appropriately adjusted as to the class and the maximum number of shares subject to the 2004 Plan and the class, number of shares and price per share of stock subject to such outstanding options as determined by the Committee to be fair and equitable to the holders, the Company and the stockholders. In addition, the Committee may also make adjustments in the number of shares covered by, and the price or other value of any outstanding awards under the 2004 Plan in the event of a spin-off or other distribution (other than normal cash dividends) of Company assets to stockholders.

                1992 Incentive Award Plan

                The 1992 Incentive Award Plan (the “1992 Plan”) became effective in October 1992. The 1992 Plan authorized the granting of certain incentive awards including stock appreciation rights, non-qualified stock options, incentive stock options, restricted stock, dividend equivalents and performance awards. The 1992 Plan was amended August 6, 1998 and on August 1, 2002.

                Although the 1992 Plan terminated on August 1, 2004, awards outstanding on that date may be exercised or settled after that date in accordance with their terms. Any shares not issued under the 1992 Plan are added to the shares available for issuance under the 2004 Plan.

                As of the date of this Proxy Statement, there were 892,500 shares of the Company’s Common Stock subject to outstanding options granted under the 1992 Plan.

                The 1992 Plan provided for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue code of 1986, as amended) to employees of the Company. The 1992 Plan also provided for the grant of non-qualified stock options to the Company’s officers, employees or consultants. Incentive stock options may have certain tax advantages for the optionee as compared to non-qualified stock options. The exercise price of an incentive stock option may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant or 110% of such fair market value in the case of an optionee who holds more than 10% of the Company’s Common Stock. The exercise price of a non-qualified stock option may not be less than 100% of the fair market value of the Company’s Common Stock on the grant date. Shares subject to an option granted under the 1992 Plan may be purchased for cash or its equivalent, including shares of Common Stock. Options expire ten years after the grant date, with the exception of incentive stock options held by a holder of 10% or more of the outstanding Common Stock, which expire five years after the grant date.

                Executive Bonus Plan

                The Company maintains a bonus plan under which, subject to an overall maximum, certain executive officers may earn a bonus as a percentage of their annual base salaries, if the Company meets the pre-tax profit objective set by the Compensation Committee at the beginning of the fiscal year. If the Company meets or exceeds the profit objective, each executive officer, other than Mr. Olberz, is entitled to receive a bonus of between 35% and 70% of their annual base salary. Generally, if the Company achieves 90% or more, of the profit objective but less than 100%, these executives receive 50% of a full annual bonus plus 5% for each full percentage point above 90% achieved.

                401K Plan

                Eligible employee participants could make voluntary contributions to a qualified retirement plan with a 401(k) feature (the “401K Plan”), through payroll deductions which are matched, in part, by the Company’s contributions. Such contributions can be used by the participant to purchase interests in certain mutual funds or shares of the Company’s Common Stock.

                Each employee twenty-one years of age or older is eligible to participate in the 401K Plan on the first day of the pay period after completing three months of service. There are currently approximately 2,700 employees of the Company who are eligible to participate in the 401K Plan. Subject to compliance with certain nondiscrimination tests which limit contributions of or on behalf of “highly compensated employees” (as such term as defined in the federal tax laws), the participants may make an annual contribution equal to from 2% up to and including 100% or $14,000 (whichever is less) of their salary compensation.

Equity Compensation Plan Information

                The following table shows outstanding options, their weighted exercise price, and options remaining available for issuance under the Company’s existing compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Plans Approved by Stockholders	1,008,000	$6.08	905,632

Plans Not Approved by Stockholders (none)	—	—	—

(1)
Excludes 4,361,910 shares of Common Stock which may be purchased by SC Option, LLC from the Olberz Trust upon the death of the Principal Stockholder. See “Item 13. Certain Relationships and Related Transactions – Succession Plan.”

Employment Agreements

                The Company has entered into an employment agreement with Norbert Olberz. The term of the employment commences on April 1, 2000 and terminates on March 31, 2014 and automatically renews for an additional twelve months at the end of the initial term or any renewal term unless 30 days notice is given by either party. Mr. Olberz is entitled to (i) receive an annual base salary of $300,000, (ii) receive a $1,500 monthly automobile allowance, (iii) receive reimbursement for personal tax and financial advisory services up to $1,500 per year, (iv) participate in all plans provided to executive officers or employees generally and (v) receive reimbursement for secretarial assistance up to $2,500 per month. The Company has the right to terminate Mr. Olberz’ employment only for “cause” (as defined in such employment agreement).

                The Company has entered into employment agreements, as amended, with each of Messrs. Levra, Kaminsky and Trausch. The term of employment of Mr. Levra commences on July 1 of each year and terminates on the following June 30 and automatically renews for an additional twelve months at the end of the initial term or any renewal term unless notice of termination is given by either party at least 30 days prior to the end of the term. The term of employment of Messrs. Kaminsky and Trausch commences on July 1 of each year and terminates on the following June 30 and automatically renews for an additional twelve months at the end of the initial term or any renewal term unless notice of termination is given by either party at least 30 days prior to the end of the term. Messrs. Levra, Kaminsky and Trausch are entitled to (i) receive an annual base salary (subject to increase from time to time in the discretion of the Board) of $330,000, $221,450 and $171,600, respectively, (ii) participate in the executive bonus program, (iii) receive a monthly automobile allowance in the amount of $1,200 for Mr. Levra and $900 for Messrs. Kaminsky and Trausch, (iv) receive reimbursement for personal tax and financial advisory services up to $1,200 per year for Mr. Levra and $750 per year for Messrs. Kaminsky and Trausch, and (v) participate in all plans provided to executive officers or employees generally. In the event employment is terminated by the Company without “cause” (as defined in such employment agreements) or by the employee for specified causes, Mr. Levra will be entitled to his annual base salary for 24 months, Mr. Kaminsky will be entitled to his annual base salary for 12 months, and Mr. Trausch will be entitled to his annual base salary for six months.

Compensation of Directors

                Directors who are employees of the Company are compensated as officers of the Company and receive no separate compensation for serving as directors. Non-employee directors receive an annual retainer of $22,000 plus $750 for each Board or Committee meeting attended during the fiscal year. The chair of the Audit Committee receives an additional $1,500 for each Audit Committee meeting attended, and the other Committee chairs receive an additional $750 for each meeting of their respective Committees attended. Directors also receive reimbursement of expenses incurred in attending meetings. The Board may modify such compensation in the future. No non-employee director received more than $25,000 in fees for attending Board or Committee meetings during the fiscal year ended March 31, 2005.

                Prior to January 1, 2005, under the 1992 Plan, each non-employee director was granted automatically upon becoming a director, options to purchase 5,000 shares of Common Stock at the fair market value on the grant date. On each triennial date on which a non-employee director is reelected to the Board, options for an additional 5,000 shares were granted automatically to the director subject to an aggregate limit for any one non-employee director of options to acquire a total of 30,000 shares. Options under this plan are exercisable one-third upon grant and one-third on each of the first and second anniversaries of the date of grant, and all options expire five years from the date of grant. Beginning January 1, 2005, under the 2004 Plan, on the date of the annual meeting of stockholders each non-employee director currently is granted options to purchase 2,000 shares of Common Stock at the fair market value on the grant date. All options are fully vested upon grant and expire ten years from the date of grant. Messrs. Attwood, Howard, McCready, Eric Olberz, Olsen and Schneider have been granted options representing a total of 19,000, 10,000, 10,000, 16,000, 21,000 and 10,000 shares, respectively. See “Incentive Compensation Plans - 2004 Equity Incentive Plan.”

Compensation Committee Interlocks and Insider Participation

                No member of the Compensation Committee is or has been an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     AND RELATED STOCKHOLDER MATTERS

                 The following table sets forth as of June 28, 2005 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock (other than depositories), (ii) each of the Company’s directors, (iii) each of the Named Executive Officers (as defined above) and (iv) all of the Company’s executive officers and directors as a group.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned (2)			Percent(3)

Norbert Olberz	4,361,910	(4)		65.2%
John R. Attwood	21,000	(5)		*
Donald J. Howard	5,000	(6)		*
Al D. McCready	18,000	(5)		*
Eric S. Olberz	62,865	(7)		*
Kenneth Olsen	24,767	(8)		*
Frederick H. Schneider	48,900	(5)		*
Craig L. Levra	381,000	(9)	(16)	5.5%
Howard K. Kaminsky	236,651	(10)	(16)	3.4%
Dennis D. Trausch	205,986	(11)	(16)	3.0%
Jeffrey A. Lichtenstein	41,500	(12)		*
Tim A. Anderson	19,100	(13)		*
Wedbush, Inc.	577,661	(14)		8.6%
Directors and executive officers as a group (12 persons)	5,426,679	(15)		72.7%

*	Less than 1%

(1)
The address of each executive officer and director is in care of the Company, One Sport Chalet Drive, La Cañada, California 91011. The address of Wedbush, Inc. is 1000 Wilshire Boulevard, Los Angeles, California 90017.

(2)	Except as may be set forth below and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares of Common Stock owned.

(3)
Based on 6,686,368 shares of Common Stock outstanding on the Record Date. Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The amount of shares beneficially owned by such person by reason of these acquisition rights is not deemed outstanding for the purpose of calculating the percentage owned by each other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at the Record Date.

(4)	Consists of shares held by the Olberz Family Trust, a revocable grantor trust of which Mr. Olberz and his wife are co-trustees.

(5)	Includes 10,000 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005.

(6)
Includes 5,000 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 5,000 shares issuable upon the exercise of stock options which first become exercisable after that date.

(7)	Includes 5,000 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005.

(8)
Includes 6,667 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 3,333 shares issuable upon the exercise of stock options which first become exercisable after that date.

(9)
Includes 302,000 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 8,000 shares issuable upon the exercise of stock options which first become exercisable after that date.

(10)
Includes 192,000 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 7,000 shares issuable upon the exercise of stock options which first become exercisable after that date.

(11)
Includes 179,500 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 17,000 shares issuable upon the exercise of stock options which first become exercisable after that date.

(12)
Includes 39,500 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 15,000 shares issuable upon the exercise of stock options which first become exercisable after that date.

(13)
Includes 19,100 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 22,400 shares issuable upon the exercise of stock options which first become exercisable after that date.

(14)
Based on information contained in Schedule 13G filed with the SEC on February 15, 2005 by Wedbush, Inc., Edward W. Wedbush and Wedbush Morgan Securities Inc., as joint filers. Wedbush, Inc. is the parent company of Wedbush Morgan Securities Inc. Edward W. Wedbush is the chairman and principal shareholder of Wedbush, Inc. and the President of Wedbush Morgan Securities Inc. Wedbush, Inc. states that it has sole voting power and sole dispositive power over 361,628 shares, shared voting power over 525,261 shares and shared dispositive power over 577,661 shares. Edward W. Wedbush states that he has sole voting power and sole dispositive power over 131,440 shares, shared voting power over 525,261 shares and shared dispositive power over 577,661 shares. Wedbush Morgan Securities Inc. states that it has sole voting power and sole dispositive power over 27,883 shares, shared voting power over 525,261 shares and shared dispositive power over 577,661 shares. Mr. Wedbush disclaims beneficial ownership of the Company’s Common Stock held by Wedbush, Inc. or Wedbush Morgan Securities Inc.

(15)
Includes 778,667 shares of Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 14, 2005. Excludes 77,733 shares issuable upon the exercise of stock options which first become exercisable after that date.

(16)
Excludes 4,361,910 shares of Common Stock which may be purchased by SC Option, LLC (the “LLC”) from the Olberz Family Trust upon the death of Norbert Olberz. The members of the LLC and the percentage of ownership of each are: Craig L. Levra (59.1%), Howard K. Kaminsky

(39.4%), Dennis D. Trausch (0.5%), Jeffrey A. Lichtenstein (0.5%) and Tim A. Anderson (0.5%), each of whom is an employee of the Company. Messrs. Levra and Kaminsky are the managers of the LLC. See “Item 13. Certain Relationships and Related Transactions – Succession Plan.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Property Leases

                The Company leases from corporations controlled by Norbert Olberz, the Chairman Emeritus and the Company’s principal stockholder (the “Principal Stockholder”), its corporate office space in La Cañada and its stores in La Cañada, Huntington Beach and Porter Ranch, California. The Company has incurred rental expense to the Principal Stockholder of $2.4 million, $2.5 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively.

                The Company’s corporate offices in prior years were spread over seven nearby buildings in La Cañada, California neighboring the store where the Company was founded. To facilitate growth related to the expansion plans, the Company leased a 27,500 square foot corporate office in La Cañada from La Cañada Properties, Inc., a corporation controlled by the Principal Stockholder, in October 2002. The Company expects this building to support its growth plans for the foreseeable future.

                Management believes that the occupancy costs under the leases with corporations controlled by the Principal Stockholder are no higher than those which would be charged by unrelated third parties under similar circumstances.

                Succession Plan

                On December 20, 2002, Norbert Olberz, the Company’s founder and principal stockholder, and his wife, Irene Olberz, as co-trustees of the Olberz Family Trust, a revocable grantor trust (the “Olberz Trust”), granted to SC Option, LLC, a newly formed California limited liability company (the “LLC”), an option (the “Option”) to purchase, under certain circumstances, all of the shares (currently 4,361,900) of the Company’s Common Stock (the “Option Shares”) held by the Olberz Trust. The managers of the LLC currently are Craig L. Levra and Howard K. Kaminsky, who hold 59.1% and 39.4%, respectively, of the interests in the LLC. Other members of the LLC are Dennis D. Trausch, Jeffery A. Lichtenstein and Tim A. Anderson, the Company’s Executive Vice President – Growth and Development, Senior Vice President – Risk Management and Vice President – Retail Operations, respectively, each of whom holds a 0.5% interest in the LLC. The Option was initially exercisable for 181 days from the date of the death (“vesting” or “measurement” date) of Mr. Olberz, at an exercise price equal to the market price on the date of Mr. Olberz’ death. The LLC and the Olberz Trust entered into the Option to provide for an orderly transition of control of the Company upon the death of Mr. Olberz. The Option is subject to termination upon certain events, including the mutual consent of the Trust and the LLC or in the event that Craig L. Levra ceases to be the Chief Executive Officer of the Company for any reason. The Trust may borrow against the shares until the vesting date and may also sell shares, provided the Trust maintains ownership of at least 51% of the Company’s shares on a fully diluted basis. In addition, the purchase of the Option Shares by the LLC upon exercise of the Option is subject to certain conditions, including the ability of the LLC to obtain sufficient financing to purchase the Option Shares. The Option was negotiated directly between Norbert Olberz and the members of the LLC. On June 11, 2004, the Option was amended to extend the exercise period from 181 days to 365 days from the date of Mr. Olberz’ death.

                For financial accounting purposes, the grant of the Option by the Olberz Trust is being treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the Option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC are employees of the Company and no non-employee services will be provided to the Company by the LLC or members of the LLC and, for economic and tax purposes, the LLC is a pass through entity in that all income or losses of the LLC are passed through to its individual members. In addition, vesting of the Option, except for the Company’s Chief Financial Officer, is contingent upon continued employment. Because the Option has been granted with an exercise price equal to the market price on the measurement date, the Company will not be required to recognize compensation expense in connection with the grant of the Option. The fair value of the Option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value for the Option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 4.0%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s Common Stock of 0.407; and an expected life of the Option of 365 days. For purposes of pro forma disclosures, the estimated fair value of $4.3 million for the Option, as amended, is being amortized to expense over the Option’s vesting period, which has been estimated at nine years.

                For a more complete description of the Option, see the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2002. The Olberz Trust has agreed to terminate the Option concurrent with the recapitalization described in “Item 1. Business - Recapitalization Proposal.”

                Loans

                In March 1998, the Olberz Family Trust committed 293,625 shares of Common Stock for awards to 100 employees and directors, all of which shares subsequently were awarded. Dennis D. Trausch was awarded 25,000 shares. The Company loaned each recipient of shares the amount necessary to pay the income taxes due on the stock award, which loans bear interest at the rate of 6.0% per year. In addition, in connection with the grant by the Company to Craig L. Levra of 25,000 shares of Common Stock in each of October 1997 and October 2000, the Company loaned Mr. Levra the amount necessary to pay the income taxes due on the stock awards, which loans bear interest at the rate of 6.0% per year. The largest balance of such loans to Messrs. Levra and Trausch in fiscal 2005 was $71,000 for Mr. Levra and $29,800 for Mr. Trausch. Messrs. Levra and Trausch repaid the loans in full on June 22, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Audit Fees:  Fees for audit services totaled $230,000 in fiscal 2005 (of which $95,000 was paid to Ernst & Young LLP, the Company’s former independent registered public accounting firm) and $131,000 in fiscal 2004, including fees associated with the annual audit and the reviews of the Company’s Quarterly Reports on Form 10-Q.

                Audit-Related Fees:  Fees for audit related services totaled $7,700 in fiscal 2005 and $31,500 in fiscal 2004. Audit-related services principally include benefit plan audits and accounting consultations.

                Tax Fees:  Fees for tax services, including tax compliance, tax advice and tax planning totaled $16,000 in fiscal 2005 and $25,000 in fiscal 2004, all of which was paid to Ernst & Young LLP.

                All Other Fees:  There were no fees for other services not included above for fiscal 2005 or 2004.

                The Audit Committee administers the Company’s engagement of Moss Adams LLP, the Company’s independent registered public accounting firm, and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Moss Adams LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services. The Audit Committee, in reliance on management and the independent registered public accounting firm, has determined that the provision of these services is compatible with maintaining the independence of Moss Adams LLP.

                Prior to engagement, the Audit Committee pre-approves all independent registered public accounting firm services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

                The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements – The financial statements listed on the accompanying Index
		to Audited Consolidated Financial Statements are filed as part of this report.

	(2)	Schedules – Valuation and Qualifying Accounts.

	For fiscal years ended March 31, 2005, 2004 and 2003.

Allowance for Sales Returns (Year ended)	Balance at beginning of period	Additions	Deductions	Balance at end of period
3/31/2005	$240,000	$15,517,907	$15,427,907	$330,000
3/31/2004	—	$13,591,231	$13,351,231	$240,000
3/31/2003	—	$11,964,841	$11,964,841	—

Allowances for estimated returns are recorded at the estimated gross profit based upon our historical return patterns. Sales return allowances are recorded in other accrued expenses on the consolidated balance sheets.

For fiscal year ended March 31, 2003, insufficient data existed to establish a reserve. The amount is believed to be similar to the balance at fiscal year ended March 31, 2005 and 2004 and is immaterial.

(b)	Exhibits – See Index on Page 65.
43

Sport Chalet, Inc. Index to Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

                    We have audited the accompanying consolidated balance sheet of Sport Chalet, Inc. as of March 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

               We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of March 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Los Angeles, California June 3, 2005
45

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

                We have audited the accompanying consolidated balance sheet of Sport Chalet, Inc. as of March 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a).These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. at March 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with United States generally accepted accounting principles.

                As described in Note 2, “Restatement and Reclassification of Financial Statements,” Sport Chalet has restated its previously issued financial statements to correct its accounting for leases.

/s/ Ernst & Young LLP

Los Angeles, California May 21, 2004, except for Note 2 as to which the date is May 19, 2005
46

Sport Chalet, Inc. Consolidated Statements of Income

	Year ended March 31,
	2005	2004	2003

Net sales	$309,089,551	$264,236,923	$238,033,375
Cost of goods sold, buying and occupancy costs	213,428,269	184,046,770	168,519,772

Gross profit	95,661,282	80,190,153	69,513,603

Selling, general and administrative expenses	85,144,702	72,360,528	62,578,573

Income from operations	10,516,580	7,829,625	6,935,030

Interest expense	263,523	189,924	306,755

Income before taxes	10,253,057	7,639,701	6,628,275

Income tax provision	4,082,000	2,995,625	2,584,497

Net income	$6,171,057	$4,644,076	$4,043,778

Earnings per share:
Basic	$0.92	$0.70	$0.61

Diluted	$0.88	$0.66	$0.58

Weighted average number of common shares outstanding:
Basic	6,680,493	6,645,667	6,614,544
Diluted	7,003,686	7,008,380	6,947,343

See accompanying notes.
47

Sport Chalet, Inc. Consolidated Balance Sheets

	March 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$6,176,689	$3,071,648
Accounts receivable, less allowance of $182,000 in 2005
and $65,000 in 2004	1,462,042	1,208,934
Merchandise inventories	65,061,142	54,172,055
Prepaid expenses and other current assets	3,044,153	2,202,036
Deferred income taxes	3,915,079	2,443,945

Total current assets	79,659,105	63,098,618
Furniture, equipment and leasehold improvements:
Furniture, fixtures and office equipment	31,175,598	27,503,694
Rental equipment	4,454,223	3,955,873
Vehicles	307,366	610,413
Leasehold improvements	33,583,082	26,186,004

	69,520,269	58,255,984
Less allowance for depreciation and amortization	32,017,691	27,633,846

	37,502,578	30,622,138

Deferred income tax	1,550,753	1,234,729
Other assets	76,960	101,036

Total assets	$118,789,396	$95,056,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,883,973	$11,131,473
Salaries and wages payable	5,080,320	3,354,368
Income taxes payable	825,059	35,631
Other accrued expenses	9,753,575	7,830,961

Total current liabilities	36,542,927	22,352,433

Deferred rent	13,136,303	9,893,581
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – none	—	—

Common stock, $.01 par value:
Authorized shares – 15,000,000
Issued and outstanding shares – 6,686,368 in 2005 and 6,673,534 in 2004	66,864	66,735
Additional paid-in capital	22,959,379	22,830,906
Retained earnings	46,083,923	39,912,866

Total stockholders’ equity	69,110,166	62,810,507

Total liabilities and stockholders’ equity	$118,789,396	$95,056,521

See accompanying notes.
48

Sport Chalet, Inc. Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total

Balance at March 31, 2002	6,595,500	$65,955	$21,932,617	$31,225,012	$53,223,584
Exercise of stock options	32,834	328	135,279	—	135,607
Tax benefit from exercise of options	—	—	53,473	—	53,473
Net income for 2003	—	—	—	4,043,778	4,043,778

Balance at March 31, 2003	6,628,334	66,283	22,121,369	35,268,790	57,456,442
Exercise of stock options	45,200	452	226,121	—	226,573
Tax benefit from exercise of options	—	—	34,498	—	34,498
Stock Compensation from grant of shares from Principal Stockholder	—	—	448,918	—	448,918
Net income for 2004	—	—	—	4,644,076	4,644,076

Balance at March 31, 2004	6,673,534	66,735	22,830,906	39,912,866	62,810,507
Exercise of stock options	12,834	129	59,229	—	59,358
Tax benefit from exercise of options	—	—	69,244	—	69,244
Net income for 2005	—	—	—	6,171,057	6,171,057

Balance at March 31, 2005	6,686,368	$66,864	$22,959,379	$46,083,923	$69,110,166

See accompanying notes.
49

Sport Chalet, Inc. Consolidated Statements of Cash Flows

	Year ended March 31,
	2005	2004	2003

Operating activities
Net income	$6,171,057	$4,644,076	$4,043,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,692,015	6,446,657	5,890,430
Loss on disposal of equipment	360,761	354,608	31,730
Stock compensation	—	448,918	—
Deferred income taxes	(1,787,158)	(1,073,494)	(22,747)
Tax benefit on employee stock options	69,244	34,498	53,473
Changes in operating assets and liabilities:
Accounts receivable	(253,108)	(68,415)	(370,843)
Merchandise inventories	(10,889,087)	(3,285,425)	(2,970,077)
Prepaid expenses and other current assets	(842,117)	(163,448)	(281,581)
Refundable income taxes	—	58,990	389,770
Bank overdraft	—	(5,764,355)	(1,427,903)
Accounts payable	9,752,500	1,778,029	(1,461,797)
Salaries and wages payable	1,725,952	1,163,033	6,826
Other accrued expenses	1,922,614	2,789,208	1,033,545
Income taxes payable	789,428	35,631	—
Deferred rent	3,242,722	209,066	1,598,297

Net cash provided by operating activities	17,954,823	7,607,577	6,512,901

Investing activities
Purchases of furniture, equipment and leasehold
improvements	(15,197,322)	(9,001,374)	(6,797,554)
Other assets	24,076	8,869	105,564
Proceeds from sales of assets	264,106	—	—

Net cash used in investing activities	(14,909,140)	(8,992,505)	(6,691,990)

Financing activities
Proceeds from bank borrowings	10,700,000	10,225,000	57,563,424
Repayment of bank borrowings	(10,700,000)	(10,225,000)	(57,563,424)
Proceeds from exercise of stock options	59,358	226,573	135,607

Net cash provided by financing activities	59,358	226,573	135,607

Increase (decrease) in cash and cash equivalents	3,105,041	(1,158,355)	(43,482)
Cash and cash equivalents at beginning of year	3,071,648	4,230,003	4,273,485

Cash and cash equivalents at end of year	$6,176,689	$3,071,648	$4,230,003

Cash paid during the year for:
Income taxes	$3,624,000	$3,940,000	$2,164,000
Interest	101,512	189,925	323,304

See accompanying notes.
50

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

                Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 36 full-service, specialty sporting goods stores in California and Nevada. The Company has 28 locations in Southern California, five in Northern California, one in Central California and two in Nevada.

                The Chairman Emeritus (the “Principal Stockholder”) owned approximately 65% of the Company’s outstanding Common Stock at March 31, 2005.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

                 The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Accounts Receivable

                We report accounts receivable net of an allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the losses inherent in our customer accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance.

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

Gift Card/Certificate Redemption

                 The Company offers its customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of its products. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. The gift cards and certificates have no expiration dates. The Company records unredeemed gift cards or certificates as a liability until the point of redemption. The Company’s historical experience indicates that not all issued gift cards and certificates are redeemed. Based upon five years of redemption data, approximately 90% of gift cards and gift certificates are redeemed within the year after issuance, and 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, the Company periodically decreases the carrying value of the related liability by 5% of the aggregate amount and decreases cost of sales by the corresponding amount. This reduction in cost of sales amounted to approximately $263,000, $427,000 and $313,000 for the years ended March 31, 2005, 2004 and 2003, respectively. This calculation is based on historical experience, and future redemption rates may vary if consumer purchasing practices change or if the pattern of redeeming gift cards is significantly different than the Company has experienced with gift certificates.

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

Advertising Costs

                Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $7,923,512, $6,639,668 and $6,125,976 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

Self-insurance Accruals

                The Company self insures a significant portion of expected losses under our workers’ compensation and general liability programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported.

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

                A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

	March 31,
	2005	2004	2003

	(in thousands, except per share data)
Basic EPS computation:
Numerator	$6,171	$4,644	$4,044

Denominator:
Weighted average common shares outstanding	6,680	6,646	6,615

Basic earnings per share	$0.92	$0.70	$0.61

Diluted EPS computation:
Numerator	$6,171	$4,644	$4,044

Denominator:
Weighted average common shares outstanding	6,680	6,646	6,615
Incremental shares from assumed conversion of
options	324	363	332

Total weighted average common shares – assuming
dilution	7,004	7,009	6,947

Diluted earnings per share	$0.88	$0.66	$0.58

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

                The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the fair value of options granted in fiscal 2005, 2004 and 2003: weighted-average risk-free interest rates of 4.0%, 4.0% and 4.0%, respectively; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s Common Stock of 0.35 for 2005, 0.33 for 2004 and 0.41 for 2003; and a weighted average expected life of the option of five years. Because additional options are expected to be granted each year, the pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.

                The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 were $1.16, $2.86 and $3.45, respectively.

                In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective for the next fiscal year that begins after June 15, 2005, and allows two different methods of transition. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company expects to implement the new standard in the first quarter ending June 30, 2006 and is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

                The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 6):

	March 31,
	2005	2004	2003

Net income as reported	$6,171,057	$4,644,076	$4,043,778
Add:
Stock based compensation expense included in
reported net income, net of related tax effects	—	271,146	—
Deduct:
Sport Chalet Option, LLC	348,660	313,476	85,194
Total stock-based employee compensation
expense determined under fair market value
based method for all awards, net of related
tax effects	202,138	492,306	306,744

Pro forma net income	$5,620,259	$4,109,440	$3,651,840

Earnings per share – basic and diluted
As reported – basic	$0.92	$0.70	$0.61
As reported – diluted	$0.88	$0.66	$0.58

Pro forma – basic	$0.84	$0.62	$0.55
Pro forma – diluted	$0.80	$0.51	$0.53
57

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

3. Loans Payable to Bank

                The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate plus 0.25% (6.25% at March 31, 2005) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

                At March 31, 2005, there were no outstanding borrowings under the facility. Letters of credit amounting to $2,309,000 relating to purchase commitments were outstanding as of March 31, 2005.

                The weighted average interest rate on borrowings during the year ended March 31, 2005 was 5.16%.

4. Commitments and Contingencies

                The Company leases all buildings (including its corporate office space and three stores from the Company’s Principal Stockholder). The leases for most of the stores are for approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space to begin the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. All of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

4. Commitments and Contingencies (continued)

                Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2005:

2006	$21,404,529
2007	21,028,738
2008	20,675,193
2009	18,844,177
2010	18,525,364
Thereafter	69,676,520

$170,154,521

                Total rent expense amounted to $26,382,577, $21,957,345 and $19,774,698 for the years ended March 31, 2005, 2004 and 2003, respectively, which include $2,403,863, $2,460,243 and $2,140,206, respectively, for the leases with the Principal Stockholder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1,540,158, $1,918,429 and $1,227,879 for the years ended March 31, 2005, 2004 and 2003, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Principal Stockholder of $135,472 at March 31, 2005 and $133,614 at March 31, 2004. Pursuant to his employment contract dated April 1, 2000, the Principal Stockholder is paid a base salary of $300,000 per year until March 31, 2014.

                The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

                A former employee has brought a class action lawsuit alleging that hourly employees were regularly denied their required meal periods and rest periods and were not paid premiums for split shifts. They further allege that the Company requires its employees to wear uniforms but did not pay for the uniforms. Plaintiffs seek a class action in which they demand various wages, premiums, interest, and penalties for these alleged violations. They also seek attorneys’ fees and an injunction. At March 31, 2005, the Company has recorded a liability for management’s best estimate of the resolution of this matter. The Company is vigorously defending this action.

Sport Chalet, Inc. Notes to Consolidated Financial Statements (continued) 5. Income Taxes The provision for income taxes for the years ended March 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003

Federal:
Current	$4,430,000	$3,279,000	$1,843,000
Deferred	(1,186,000)	(919,000)	152,000

	3,244,000	2,360,000	1,995,000

State:
Current	1,439,000	799,000	764,000
Deferred	(601,000)	(163,000)	(175,000)

	838,000	636,000	589,000

	$4,082,000	$2,996,000	$2,584,000

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2005 and 2004 are as follows:

	2005		2004

	Current	Non- current	Current	Non- current

Deferred tax liabilities:
Tax over book depreciation	$—	$166,973	$—	$61,469

Total deferred tax liabilities	—	166,973	—	61,469
Deferred tax assets:
Uniform cost capitalization	297,944	—	135,086	—
Inventory reserves	796,688	—	720,206	—
Accrued vacation	316,058	—	290,715	—
Bonus accrual	637,350	—	—	—
Self-insurance accruals	991,612	—	662,522	—
Allowance for bad debt and
sales returns	397,092	—	121,495	—
State income taxes	326,965	—	288,868	—
Deferred rent	—	1,383,780	—	1,173,260
Other	151,370	—	225,053	—

Total deferred tax assets	3,915,079	1,383,780	2,443,945	1,173,260

Total deferred tax asset	$3,915,079	$1,550,753	$2,443,945	$1,234,729

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

                A reconciliation of the provision for income taxes for the years ended March 31, 2005, 2004 and 2003 with the amount computed using the federal statutory rate follows:

	2005	2004	2003

Statutory rate, 34% applied to income before taxes	$3,486,000	$2,597,000	$2,254,000
State taxes, net of federal tax effect	598,000	446,000	387,000
Other, net	(2,000)	(47,375)	(56,503)

	$4,082,000	$2,995,625	$2,584,497

6. Award Plan and Stock Award

Award Plan

                The Company has a 2004 Equity Incentive Plan (“2004 Plan”) which became effective on August 2, 2004 and terminated its prior plan (“1992 Plan”). Awards outstanding under the 1992 Plan may be exercised or settled in accordance with their original terms. Any shares not issued under the 1992 Plan were added to the shares available for issuance under the 2004 Plan.

                Under the 2004 Plan, awards may be granted to employees, directors and consultants of the Company and its affiliates under which stock options or other awards to purchase or receive up to 1,021,132 shares of the Company’s Common Stock may be granted. Generally the option price per share shall not be less than fair market value at the date of grant and options vest over three- to five-year periods and if not exercised, expire five to ten years from the date of grant. The 2004 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2005 and 2004, there were 905,632 and 420,799 remaining shares, respectively, reserved for future issuance and available for grant under the 2004 Plan.

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

                For financial accounting purposes, the grant of the option by the Principal Stockholder of the Company is being treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC are employees of the Company and no non-employee services will be provided to the Company by the LLC or members of the LLC and, for economic and tax purposes, the LLC is a pass-through entity in that all income or losses of the LLC are passed through to its individual members. In addition, vesting of the option, except for the Company’s Chief Financial Officer, is contingent upon continued employment. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company has not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, “Accounting for Stock-Based Compensation.” The fair value for the option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 4.0%, dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s Common Stock of 0.332 and an expected life of the option of 365 days. For purposes of pro forma disclosures displayed in Note 2 – Summary of Significant Accounting Policies: Stock Based Compensation, the estimated fair value at the date of grant was $4.3 million for the option and is being amortized to expense over the option’s vesting period, which has been estimated at nine years.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

6. Award Plan and Stock Award (continued)

Award Plan (continued)

                A summary of the Company’s stock option activity and related information follows:

	March 31, 2005		March 31, 2004		March 31, 2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	905,667	$5.13	939,667	$5.09	912,501	$5.18
Granted	128,167	12.69	43,000	7.22	60,000	7.77
Exercised	(12,834)	4.62	(45,200)	5.01	(32,834)	4.13
Forfeited	(13,000)	6.80	(31,800)	7.10	—	—

Outstanding at end of year	1,008,000	$6.08	905,667	$5.13	939,667	$5.09

Exercisable at end of year	780,233	$4.86	727,534	$4.58	706,467	$4.35

The following table provides certain information with respect to stock options outstanding and stock options exercisable at year end 2005:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price

Under $3.00	144,000	$2.38	0.9	144,000	$2.38
$3.00-$4.99	507,500	4.57	3.6	488,500	4.56
$5.00-$6.99	15,000	5.73	1.3	13,333	5.58
$7.00-$8.99	211,000	8.26	6.3	124,400	8.36
Above $8.99	130,500	12.56	4.2	10,000	10.92

	1,008,000	6.08	4.5	780,233	4.86

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

                The Company granted loans to employees to pay the income taxes associated with certain stock awards granted and expensed in fiscal 1999 and fiscal 2001. These loans bear interest at 6%, are due in June 2005 and are secured by the awarded shares. At March 31, 2005 and 2004 the loan balance was $76,960 and $101,036, respectively.

7. Employee Retirement Plan

                Effective January 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”). All employees who have been employed by the Company for at least three months of service and are at least 21 years of age are eligible to participate. Employees may contribute from 2% to 100% of their eligible earnings to the 401(k) Plan, subject to a statutorily prescribed annual limit. The Company matches 25% of employee contributions up to 1% of the employee’s current compensation. The Company expense related to this plan was $129,004, $152,817 and $147,291 for the years ended March 31, 2005, 2004 and 2003, respectively.

Sport Chalet, Inc. Notes to Consolidated Financial Statements (continued) 8. Other Accrued Expenses Other accrued expenses consist of the following:

	March 31,
	2005	2004

Amount due to customers	$3,036,511	$2,361,886
Accrued sales tax	2,249,770	1,784,623
Self-insurance accruals	2,489,336	1,663,192
Other	1,977,958	2,021,260

Other accrued expenses	$9,753,575	$7,830,961

9. Quarterly Results of Operations (Unaudited) A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2005
Net sales	$61,538	$72,465	$95,914	$79,172
Gross profit	17,768	22,297	31,246	24,350
Income from operations	282	2,707	6,340	1,188
Net income	137	1,594	3,719	722
Basic earnings per share	$0.02	$0.24	$0.56	$0.11
Diluted earnings per share	$0.02	$0.22	$0.51	$0.10

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2004
Net sales	$53,309	$61,819	$79,705	$69,404
Gross profit	14,943	18,685	26,056	20,505
Income from operations	(880)	3,019	5,157	535
Net income	(552)	1,780	3,086	330
Basic earnings per share	$(0.08)	$0.27	$0.46	$0.05
Diluted earnings per share	$(0.08)	$0.26	$0.44	$0.05

The fourth quarter of fiscal 2005 includes approximately $1.2 million in: (i) increased litigation reserves and (ii) professional fees primarily associated with the proposed recapitalization plan.
65

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC. (Registrant)

Date: June 28, 2005	By:	/s/ HOWARD K. KAMINSKY

Howard K. Kaminsky, Executive Vice President –
Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

                KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Howard K. Kaminsky, Executive Vice President, Chief Financial Officer and Secretary, his true and lawful attorney-in-fact and agent, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NORBERT OLBERZ	Date: June 28, 2005

Norbert Olberz, Chairman Emeritus and Director

/s/ CRAIG L. LEVRA	Date: June 28, 2005

Craig L. Levra, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ HOWARD K. KAMINSKY	Date: June 28, 2005

Howard K. Kaminsky, Executive Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ JOHN R. ATTWOOD	Date: June 28, 2005

John R. Attwood, Director

/s/ DONALD J. HOWARD	Date: June 28, 2005

Donald J. Howard, Director

/s/ AL D. MCCREADY	Date: June 28, 2005

Al D. McCready, Director

/s/ ERIC S. OLBERZ	Date: June 28, 2005

Eric S. Olberz, Director

/s/ KENNETH OLSEN	Date: June 28, 2005

Kenneth Olsen, Director
66

/s/ FREDERICK H. SCHNEIDER	Date: June 28, 2005

Frederick H. Schneider, Director
67

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Bylaws, of Sport Chalet, Inc., as amended.	(2)

4.1	Form of Certificate for the Common Stock.	(3)

10.1	1992 Incentive Award Plan.	(4)

10.1.1	2004 Equity Incentive Plan.	(17)

10.2*	Form of Nonemployee Director Stock Option Incentive Award Agreement.	(4)

10.3*	Form of Key Employee Stock Option Incentive Award Agreement.	(4)

10.4*	Form of Director and Officer Indemnification Agreement.	(4)

10.5*	Form of Employee Stock Option Incentive Award Agreement.	(5)

10.6	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(6)

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(7)

10.8	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(9)

10.9	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(15)

10.10	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(8)

10.11	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, N.A.	(11)

10.12	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(12)

10.13	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(13)

10.14	Amendment No. 5 to Loan Agreement, dated as of September 25, 2003, between the Company and Bank of America, N.A.	(14)

10.15*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(10)

10.16*	Employment Agreement dated as of November 15, 2002, between the Company and Craig L. Levra.	(16)

10.17*	Employment Agreement dated as of November 15, 2002, between the Company and Howard K. Kaminsky.	(16)

10.18*	Employment Agreement dated as of November 15, 2002, between the Company and Dennis D. Trausch.	(16)

68

14.1	Code of Conduct	(18)
16.1	Letter regarding change in accounting firm	(19)

16.1	Letter regarding change in accounting firm	(19)

23.1	Report of Independent Registered Public Accounting Firm.	†
23.2	Consent of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page)	†

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-107683).

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(4)	Incorporated by reference to Exhibits 10.19 through 10.23 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(5)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61612).

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(8)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(9)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

69

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(13)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(17)	Incorporated by reference to Appendix D to the Company’s definitive proxy statement for the 2004 annual meeting of stockholders.

(18)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004.

(19)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 18, 2004.
70