Form 10-Q
period 2005-06-30
SPORT CHALET INC
filed 2005-08-11
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding, as of August 10, 2005 was 6,698,368.

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

          Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,

	2005	2004

Net sales	$72,192,395	$61,621,119
Cost of goods sold, buying and occupancy costs	50,888,759	43,852,789

Gross profit	21,303,636	17,768,330

Selling, general and administrative expenses	20,648,405	17,486,345

Income from operations	655,231	281,985

Interest expense	(1,887)	(43,291)

Income before taxes	653,344	238,694

Income tax provision	264,000	101,865

Net income	$389,344	$136,829

Earnings per share:
Basic	$0.06	$0.02

Diluted	$0.06	$0.02

Weighted average number of common shares outstanding:
Basic	6,686,368	6,673,534

Diluted	7,048,155	7,190,852

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005

	(Unaudited)
Assets
Current assets:
Cash	$6,766,839	$6,176,689
Accounts receivable, less allowance of $189,000 at June 30, 2005 and $182,000 at March 31, 2005	1,883,706	1,462,042
Merchandise inventories	71,701,609	65,061,142
Prepaid expenses and other current assets	3,153,464	3,044,153
Refundable income tax	3,800	—
Deferred income taxes	3,410,792	3,915,079

Total current assets	86,920,210	79,659,105
Furniture, equipment and leasehold improvements – net	38,298,115	37,502,578
Deferred income taxes	1,977,847	1,550,753
Other assets	—	76,960

Total assets	$127,196,172	$118,789,396

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,041,143	$20,883,973
Salaries and wages payable	4,450,833	5,080,320
Income taxes payable	—	825,059
Other accrued expenses	10,252,486	9,753,575

Total current liabilities	44,744,462	36,542,927

Deferred rent	12,936,535	13,136,303
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	—	—
Common stock, $.01 par value:
Authorized shares - 15,000,000 Issued and outstanding shares – 6,686,368 at June 30, 2005 and at March 31, 2005	66,864	66,864
Additional paid-in capital	22,975,044	22,959,379
Retained earnings	46,473,267	46,083,923

Total stockholders’ equity	69,515,175	69,110,166

Total liabilities and stockholders’ equity	$127,196,172	$118,789,396

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,

	2005	2004

Operating activities
Net income	$389,344	$136,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,193,861	1,949,882
Loss on disposal of furniture, equipment and leasehold improvements	188,806	—
Deferred income taxes	77,193	(570,760)
Tax benefit on employee stock options	15,665	41,928
Changes in operating assets and liabilities:
Accounts receivable	(421,664)	143,156
Merchandise inventories	(6,640,467)	(10,349,835)
Prepaid expenses and other current assets	(109,311)	(276,890)
Refundable income taxes	(3,800)	—
Accounts payable	9,157,170	8,335,152
Salaries and wages payable	(629,487)	(6,799)
Income taxes payable	(825,059)	330,697
Other accrued expenses	498,911	618,980
Deferred rent	(199,768)	178,112

Net cash provided by operating activities	3,691,394	530,452

Investing activities
Purchase of furniture, equipment and leasehold improvements	(3,178,204)	(2,079,179)
Other assets	76,960	8,017

Net cash used in investing activities	(3,101,244)	(2,071,162)
Increase in cash and cash equivalents	590,150	(1,540,710)
Cash and cash equivalents at beginning of period	6,176,689	3,071,648

Cash and cash equivalents at end of period	$6,766,839	$1,530,938

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,000,000	$300,000
Interest	41,587	—

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

          The financial data at March 31, 2005 is derived from audited financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Gift Card/Certificate Redemption

          The Company offers its customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of products. Revenue from gift cards, gift certificates and store merchandise credits (the “Gift Cards”) is recognized at the time of redemption. The Gift Cards have no expiration dates. The Company records unredeemed Gift Cards as a liability until the point of redemption.

          The Company’s historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, the Company recognizes Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.

          During the fiscal year ended March 31, 2005 and prior periods, the Company recognized Breakage at the time of issuance of Gift Cards. During the first quarter of fiscal 2006, the Company changed the method of accounting to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption is immaterial to the Company’s financial position and results of operations. The revenue from Breakage is included in the income statement line item net sales.

3.	Insurance Gain

           Selling, general and administrative expenses have been reduced by $344,000 from an insurance gain recognized for winter storm damage to one store.

4.	Earnings per Share

          Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. The computation of basic earnings per share excludes the effect of anti-dilutive common share equivalents (primarily stock options outstanding), aggregating 77,500 for the three months ended June 30, 2005. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation is as follows:

	Three months ended June 30,

	2005	2004

Net income	$389,344	$136,829

Weighted average number of common shares:
Basic	6,686,368	6,673,534
Effect of dilutive securities-stock options	361,787	517,318

Diluted	7,048,155	7,190,852

Earnings per share:
Basic	$0.06	$0.02
Effect of dilutive securities-stock options	$0.00	$0.00

Diluted	$0.06	$0.02

5.	Stock Compensation

          Statement of Financial Accounting Standards (“SFAS”) No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effects on reporting. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective as of the beginning of the next fiscal year after June 15, 2005, and allows two different methods of transition. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company’s net income would have been:

	Three months ended June 30,

	2005	2004

Net income as reported	$389,344	$136,829
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Sport Chalet Option, LLC	$87,165	$87,165
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	$57,194	$47,482

Pro forma net income	$244,985	$2,182

Earnings per share – basic and diluted
As reported – basic	$0.06	$0.02
As reported – diluted	$0.06	$0.02

Pro forma – basic	$0.04	$0.00
Pro forma – diluted	$0.03	$0.00

          The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2005: expected volatility of 37%; risk-free interest rate of 4.0%; expected lives of five years; and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

6.	New Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective as of the beginning of the next fiscal year after June 15, 2005, and allows two different methods of transition. Note 3, Stock Compensation, of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company expects to implement the new standard in the first quarter ending June 30, 2006 and is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

7.	Litigation

          A former employee has brought a class action lawsuit alleging that hourly employees were regularly denied their required meal periods and rest periods and was not paid premiums for split shifts. They further allege that the Company requires its employees to wear uniforms but did not pay for the uniforms. Plaintiffs seek a class action in which they demand various wages, premiums, interest, and penalties for these alleged violations. They also seek attorneys’ fees and an injunction.

          The parties reached a settlement which is subject to Court approval. The parties are drafting the settlement documents and will likely present them to the Court by August 15, 2005. Without admitting any liability, the Company has agreed to pay money to a class of hourly employees who allegedly were denied their proper break periods or who were required to comply with the store dress code. The Company has also agreed to spend money to upgrade its labor software system, to provide shirts to its employees, and to improve its lunch/break rooms. The maximum amount of the settlement is $2,250,000, of which $1,000,000 has been fully reserved as of June 30, 2005. Over the next six years, the remaining $1,250,000 is designated for the software system, shirts, and lunch/break rooms and will be expensed or capitalized as incurred following the Company’s normal accounting policies.

          On July 22, 2005, a purported stockholder of the Company brought an action captioned Miriam Gruber v. Sport Chalet, Inc., Norbert Olberz, Irene Olberz, Craig L. Levra, Howard K. Kaminsky, Al D. McCready, Eric S. Olberz, Frederick H. Schneider, John R. Attwood, Donald J. Howard and Kenneth Olson, in the Court of Chancery of the State of Delaware. The action, which is purportedly brought individually, derivatively and as a class action on behalf of the public stockholders of the Company, challenges the recapitalization and the associated transactions described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” The complaint alleges that defendants breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) diverting an opportunity of the Company to Messrs. Levra and Kaminsky; (ii) failing to seek the best available transaction that would maximize the benefits for the Company and all its stockholders; (iii) approving transactions which are not entirely fair to the Company and its public stockholders and (iv) attempting to entrench themselves in office. The complaint seeks, among other things, (i) a preliminary and permanent injunction against the recapitalization; (ii) a declaration that the defendants have breached their fiduciary duties; (iii) damages and (iv) an award of attorneys’ fees and expenses. The Company believes that the claims in the action are without merit and intends to contest the action vigorously. See “Item 5 – Other Information.”

8.	Reclassification

          Certain reclassifications were made to the prior year financial statements to conform to current year presentation with regard to the consolidated statement of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. Prospective investors are cautioned that they should not place undue reliance on forward-looking statements as predictions of actual results. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which are discussed in further detail under “– Factors That May Affect Future Results.” We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, which speak only as of the date made.

          The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1–Financial Statements” above.

Overview

          Sport Chalet, Inc. is a leading operator of 36 full-service specialty sporting goods stores in California and Nevada. In 1959, Norbert Olberz, the Company’s Chairman Emeritus and principal stockholder (the “Principal Stockholder”), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. The Company continues this tradition and is focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to the prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

          The Company’s growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada and Arizona as suitable locations are found. Over the past three years, the Company has opened ten new stores and is currently planning to open four stores during fiscal 2006, three of which will be the Company’s initial expansion into Arizona and one in Southern California. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Stores generally require three to four years to attract a stable, mature customer base.

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

          The Company believes that the overall growth of its business will allow it to maintain or increase its operating margins. Increased merchandise volumes should enable the Company to improve its purchasing leverage and achieve greater support throughout the supply chain. The Company’s overall growth should leverage its investments in infrastructure such as the distribution center, integration of corporate facilities into a single location, E3 replenishment system, HighJump warehouse management software and Marketmax planning and allocation technology. However, these increased efficiencies and improvements in logistics are partially offset by the operating costs of new and maturing stores.

          The Company’s Board of Directors has approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s principal stockholder (the “Principal Stockholder”) to the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan includes transferring a portion of the Principal Stockholder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allows current stockholders to retain existing ownership and voting interests. The proposed recapitalization would double the Company’s total number of shares outstanding from approximately 6,686,368 to 13,372,736. Therefore, the recapitalization plan is expected to have the same effect on earnings per share as a 2-for-1 stock split. Shares transferred by the Principal Stockholder to management will be treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company expects to record a one-time charge which will be based on the stock price at the time of the transfer. Based on the stock price as of August 10, 2005, the charge is expected to be approximately $7.8 million after income taxes, or $1.17 per share on currently outstanding shares or $0.59 per diluted share calculated on a post transaction basis, in the second quarter of fiscal 2006. See “Item 5 – Other Information.”

Results of Operations

          Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

          The following tables set forth statements of income data and relative percentages of net sales for the three months ended June 30, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	2005		2004		Dollar Increase	Percentage Increase

	Amount	Percent	Amount	Percent

Net sales	$72,192	100.0%	$61,621	100.0%	$10,571	17.2%
Gross profit	21,304	29.5%	17,768	28.8%	3,536	19.9%
Selling, general and administrative expenses	20,648	28.6%	17,486	28.4%	3,162	18.1%
Income from operations	655	0.9%	282	0.5%	373	132.3%
Interest expense	(2)	(0.0%)	(43)	(0.1%)	41	(95.3%)
Income before taxes	653	0.9%	239	0.4%	414	173.2%
Net income	389	0.5%	137	0.2%	252	183.9%

Earnings per share:
Basic	$0.06		$0.02		$0.04	200.0%
Diluted	$0.06		$0.02		$0.04	200.0%

          Sales increased $10.6 million, or 17.2%, from $61.6 million for the three months ended June 30, 2004 to $72.2 million for the same period this year. The sales growth is due to opening five new stores which resulted in a $7.4 million increase in sales, or 10.2%, as well as a same store sales increase of 4.9%. The increase in same store sales is primarily due to the strong performance in the footwear category compared to the same period last year. Two new stores were opened in the second quarter of fiscal 2005 and three new stores were opened in the third quarter of fiscal 2005. Same store sales are based upon stores opened throughout both periods presented and exclude team sales.

          Gross profit increased $3.5 million, or 19.9%, primarily from increased sales. As a percent of sales, gross profit increased from 28.9% for the three months ended June 30, 2004 to 29.5% for the same period this year. The increase in gross profit as a percent of sales is primarily due to the increase in same store sales, which reduced the need for markdowns.

          Selling, general and administrative expenses increased $3.2 million, or 18.1%, $2.5 million from additional stores, $225,000 in increased litigation reserves, $150,000 for the recapitalization plan and $150,000 for infrastructure consulting partially offset by $344,000 from an insurance gain recognized for winter storm damage to one store. As a percent of sales, these expenses increased from 28.4% for the three months ended June 30, 2004 to 28.6% for the same period this year. Efficiencies from the increase in same store sales and the insurance gain were offset by maturing stores and the increase in litigation reserves and infrastructure consulting fees.

          The effective income tax rate was 42.7% for the three months ended June 30, 2004 compared to 40.4% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

          Net income increased $252,000, or 183.9%, from $137,000, or $0.02 per diluted share, for the three months ended June 30, 2004 to $389,000, or $0.06 per diluted share, for the same period this year, primarily as a result of increased sales and improved gross profit as a percent of sales.

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

          Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the three months ended June 30, 2005, $3.7 million was generated by operating activities compared to $530,000 for the same period last year.

          Inventories increased by $6.6 million and $10.3 million for the three months ended June 30, 2005 and 2004, respectively, compared to the respective year-end balances primarily due to the seasonal build-up of summer related inventory. The relative difference between years is due to an increase in average store inventory of 3.9% at March 31, 2005 compared to March 31, 2004 as a higher level of spring receipts was planned. At June 30, 2005 as compared to June 30, 2004 the average inventory per store decreased 3.9%, primarily due to the continuing improvements in inventory management.

          Historically, accounts payable has increased as inventory increases. In the three months ended June 30, 2005, accounts payable increased by $8.9 million as compared to an increase of $8.3 million for the three months ended June 30, 2004.  The relative change as compared to inventory levels is the result of the timing of vendor payments near the end of the period.

          Net cash used in investing activities for the three months ended June 30, 2005 was $3.1 million compared to $2.1 million for the same period ended June 30, 2004.  For the three months ended June 30, 2005, the Company completed one store remodel and started remodeling three stores.

          The Company’s amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit.  Interest accrues at the Lender’s prime rate plus 0.25% (6.25% at June 30, 2005) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option.  In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula.  This credit facility expires on September 30, 2005, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date.  The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants.  The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis.  The Company currently is in compliance with the covenants.  The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements.  However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

          The Company’s primary contractual obligations and commitments as of June 30, 2005, are its store leases with initial terms expiring from 2005 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts

Within 1 year	$18,664,506	$319,500
2 - 3 years	47,921,097	639,000
4 - 5 years	43,373,537	639,000
After 5 years	85,482,030	1,278,000

Total	$195,441,170	$2,875,500

          The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases.  The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $3.0 million relating to purchase commitments were outstanding as of June 30, 2005 and expire within one year.

          No cash dividends were declared on Common Stock in fiscal 2005.  The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

          The Company’s significant accounting policies are described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements.

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

          Revenue Recognition.  Sales are recognized upon the purchase by customers at the Company’s retail store locations, less merchandise returned by customers. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. The Company generally accepts returns up to 30 days from the date of purchase with a sales receipt or proof of purchase. Typically refunds are in the same form of payment originally received from the customer.  The Company accommodates customers who do not have a receipt or proof of purchase by offering an exchange or store credit.  The Company tracks the original sale date with returns and provides a reserve for projected merchandise returns based on this historical experience.  As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales.

          Gift Card/Certificate Redemption.  The Company offers its customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of products. Revenue from gift cards, gift certificates and store merchandise credits (the “Gift Cards”) is recognized at the time of redemption.   The Gift Cards have no expiration dates. The Company records unredeemed Gift Cards as a liability until the point of redemption.

          The Company’s historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”).  Based upon five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible.  Accordingly, the Company recognizes Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.

          During the fiscal year ended March 31, 2005 and prior periods, the Company recognized Breakage at the time of issuance of Gift Cards.  During the first quarter of fiscal 2006, the Company changed the method of accounting to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption is immaterial to the Company’s financial position and results of operations.  The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $48,000 and $83,000 for the quarters ended June 30, 2005 and 2004, respectively.

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

          Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of June 30, 2005.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

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

          Implementing Section 404 of the Sarbanes-Oxley Act of 2002 and the associated compliance risks.  The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time consuming and will require significant attention of the Company’s management.  The Company cannot assure that it will not discover material weaknesses in its internal controls.  The Company also cannot assure that it will complete the process of its evaluation and the auditors’ attestation on time.  If the Company discovers a material weakness, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements, cause the delisting of its Common Stock from Nasdaq and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

          A downturn in the economy may affect consumer purchases of discretionary items, which would reduce the Company’s net sales.  The retail industry historically has been subject to substantial cyclical variations.  The merchandise sold by the Company is generally a discretionary expense for its customers.  A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits has had, and may do so in the future have, a materially adverse effect on the Company’s results of operations.

          Terrorist attacks or acts of war may seriously harm the Company’s business.  Terrorist attacks may cause damage or disruption to the Company’s employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause the Company to suffer in ways that the Company currently cannot predict. The Company’s geographical focus in California and Nevada may make the Company more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

          Intense competition in the sporting goods industry could limit the Company’s growth and reduce its profitability.  The sporting goods business and the retail environment are highly competitive, and the Company competes with national, regional and local full-line sporting goods chains, specialty stores, supplier owned stores, discount and department stores, and internet retailers.  A number of the Company’s competitors are larger and have greater resources than the Company.

          Because the Company’s stores are concentrated in the western portion of the United States, it is subject to regional risks.  Currently, most of the Company’s stores are located in Southern California and the balance is located in Northern California, Central California and the Las Vegas area of Nevada.  Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations.  For example, warm winter weather in the resorts frequented by Southern California residents has affected sales in the past.  When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on the Company’s sales and profitability and this could also affect the Company’s ability to implement its planned growth.  In addition, many of the Company’s vendors rely on the Ports of Los Angeles and Long Beach to process the Company’s shipments.  Any disruption or congestion at the ports could impair the Company’s ability to adequately stock its stores. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

          The Company relies on one distribution center and any disruption could reduce its sales.  The Company currently relies on a single distribution center in Ontario, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of the Company’s inventory and could materially impair both the Company’s ability to adequately stock its stores and the Company’s net sales and profitability.

          The Company’s ability to expand its business will be dependent upon the Company’s ability to meet challenges in new markets.   The Company’s continued growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets.  The ability to successfully implement this growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	the Company may not be able to negotiate acceptable lease terms;

•	the Company might not be able to hire and retain qualified store personnel; and

•	the Company might not have the financial resources necessary to fund its expansion plans.

          In addition, the Company’s expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among the Company’s stores, added strain on the Company’s distribution center, additional information to be processed by the Company’s information systems and diversion of management attention from ongoing operations.  The Company’s faces additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to the Company’s unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than the Company’s existing markets. To the extent that the Company is not able to meet these new challenges, sales could decrease and operating costs could increase. Furthermore, a decline in the Company’s overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in the Company’s markets may adversely affect the Company’s current growth plan.  There can be no assurance that the Company will possess sufficient funds to finance the expenditures related to its planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

          The Company may pursue strategic acquisitions, which could have an adverse impact on its business.  The Company may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of the Company’s capital and attention from other business issues and opportunities. The Company may not be able to successfully integrate operations that it acquires, including personnel, financial systems, distribution, operations and general store operating procedures. If the Company fails to successfully integrate acquisitions, the Company’s business could suffer. In addition, the integration of any acquired business, and their financial results, into the Company’s may adversely affect the Company’s operating results. The Company currently does not have any agreements with respect to any such acquisitions.

          The Company’s future growth will be dependent on the availability of additional financing.  The Company may not be able to fund its future growth or react to competitive pressures if it lacks sufficient funds.  Unexpected conditions could cause the Company to be in violation of its Lender’s operating covenants.  Currently, the Company feels it has sufficient cash available through its bank credit facilities and cash from operations to fund existing operations for the foreseeable future. The Company cannot be certain that additional financing will be available in the future if necessary.

          If the Company is unable to successfully implement its controlled growth strategy or manage its growing business, the Company’s future operating results could suffer.  Since its inception, the Company has experienced periods of rapid growth.  No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future.  Any future growth in sales will require additional working capital and may place a significant strain on the Company’s management, information systems, inventory management and distribution facilities.  Any failure to timely enhance the Company’s operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company’s results of operations.

          If the Company loses key management or is unable to attract and retain talent, its operating results could suffer.  The Company depends on the continued service of its senior management.  The loss of the services of any key employee could hurt the Company’s business.  Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel.  Failure to do so may adversely affect future results.

          Seasonal fluctuations in the sales of sporting goods could cause the Company’s annual operating results to suffer.  The Company’s sales volume increases significantly during the Holiday season as is typical with other sporting goods retailers.  In addition, the Company’s product mix has historically emphasized cold weather sporting goods increasing the seasonality of the Company’s business.  In recent years, the months of November, December and January represented between 30% and 35% of the Company’s total net sales, while winter-related products ranged from 15% to 20% of total net sales. The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by the Company’s customers.  An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Suppliers in the ski and snowboard industry require the Company to make commitments for purchases of apparel and equipment by April for fall delivery, and only limited quantities of merchandise can be reordered during the fall.  Consequently, the Company places its orders in the spring anticipating snowfall in the winter.  If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, the Company may be required to mark down its winter apparel and equipment.

          The Company’s quarterly operating results may fluctuate substantially, which may adversely affect its business.  The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter.  The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands, the timing of the Company’s introduction of new products, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, the weather and actions of competitors.  Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance.

          The Company is controlled by its founder, whose interests may differ from other stockholders.  At July 26, 2005, Norbert Olberz, the Company’s founder, Chairman Emeritus, director and principal stockholder, owned approximately 65% of the Company’s outstanding Common Stock.  Mr. Olberz effectively has the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.

          Problems with the Company’s information systems could disrupt its operations and negatively impact its financial results.  The Company’s success, in particular the Company’s ability to successfully manage inventory levels and its centralized distribution system, largely depends upon the efficient operation of the Company’s computer hardware and software systems.  The Company uses information systems to track inventory information at the store level, replenish inventory from the Company’s warehouse, and aggregate daily sales information among other things. These systems and the Company’s operations are vulnerable to damage or interruption from:

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

          If the Company is unable to predict or react to changes in consumer demand, it may lose customers and its sales may decline.  If the Company fails to anticipate changes in consumer preferences, it may experience lower net sales, higher inventory markdowns and lower margins.  Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change.  Sporting goods are often subject to short-lived trends, such as the short-lived popularity of in-line scooters.  Outdoor wear is significantly influenced by fashion.  The Company’s success depends upon the ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. Failure to identify and respond to these changes may cause net sales to decline. In addition, because the Company generally makes commitments to purchase products from vendors up to nine months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

          The price of the Company’s Common Stock may be volatile.  The Company’s Common Stock is thinly traded making it difficult to sell large amounts.  The market price of the Company’s Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, additions or departures of key personnel, future sales of Common Stock and stock volume fluctuations.  Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of the Company’s Common Stock.

          The Company may be subject to product liability claims and its insurance may not be sufficient to cover damages related to those claims.  The Company may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that it sells. The Company may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed the Company’s insurance coverage. In addition, the Company may be unable to retain adequate liability insurance in the future.  The Company is subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies.  If the Company fails to comply with government and industry safety standards, the Company may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on its business, results of operations and financial condition.

          The Company’s same store sales will fluctuate and may not be a meaningful indicator of future performance.   Changes in the Company’s same store sales results could affect the price of its Common Stock. A number of factors have historically affected, and will continue to affect, the Company’s same store sales results, including: competition, the Company’s new store openings and remodeling, general regional and national economic conditions, actions taken by the Company’s competitors, consumer trends and preferences, changes in other tenants in the shopping centers in which the Company is located, new product introductions and changes in the Company’s product mix, timing and effectiveness of promotional events, lack of new product introductions to spur growth in the sale of various kinds of sports equipment, and weather.  The Company’s same store sales may vary from quarter to quarter, and an unanticipated decline in revenues or same store sales may cause the price of the Company’s Common Stock to fluctuate significantly.

          Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility, which bears interest at floating rates. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

          Item 4. Controls and Procedures.

          The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the “reasonable assurance” level in identifying to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

          There were no changes in the Company’s internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

          Item 1.     Legal Proceedings.

          Kenneth Henderson on behalf of himself and other similarly situated Plaintiffs v. Sport Chalet filed July 6, 2004 in the Los Angeles Superior Court, Case No. BC 318081.

          Former employee Kenneth Henderson brought this class action on behalf of himself and other similarly situated employees, alleging causes of action for (1) failure to provide required meal periods, (2) failure to authorize or permit rest periods, (3) failure to provide compensation for split shifts, (4) failure to reimburse employees for uniforms, (5) failure to maintain required records, (6) penalties for terminated employees who were not fully compensated, (7) penalties for failure to pay employees all wages at least twice a month, and (8) violation of Business and Professions Code §l7200.

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

          We answered the complaint, denying the material allegations and asserting numerous affirmative defenses. The parties have engaged in significant discovery and Plaintiffs have filed a Motion for Class Certification which was heard on July 13, 2005. We have opposed the Motion for Class Certification. No trial date has been set. The parties reached a settlement which is subject to Court approval.   The parties are drafting the settlement documents and will likely present them to the Court by August 15, 2005.  Without admitting any liability, we have agreed to pay money to a class of hourly employees who allegedly were denied their proper break periods or who were required to comply with the store dress code.  We have also agreed to spend money to upgrade our labor software system, to provide shirts to our employees, and to improve our lunch/break rooms.  The maximum amount of the settlement is $2,250,000, of which $1,000,000 has been fully reserved as of June 30, 2005. Over the next six years, the remaining $1,250,000 is designated for the software system, shirts, and lunch/break rooms and will be expensed or capitalized as incurred following the Company’s normal accounting policies.

          On July 22, 2005, a purported stockholder of the Company brought an action captioned Miriam Gruber v. Sport Chalet, Inc., Norbert Olberz, Irene Olberz, Craig L. Levra, Howard K. Kaminsky, Al D. McCready, Eric S. Olberz, Frederick H. Schneider, John R. Attwood, Donald J. Howard and Kenneth Olson, in the Court of Chancery of the State of Delaware. The action, which is purportedly brought individually, derivatively and as a class action on behalf of the public stockholders of the Company, challenges the recapitalization and the associated transactions described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” The complaint alleges that defendants breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) diverting an opportunity of the Company to Messrs. Levra and Kaminsky; (ii) failing to seek the best available transaction that would maximize the benefits for the Company and all its stockholders; (iii) approving transactions which are not entirely fair to the Company and its public stockholders and (iv) attempting to entrench themselves in office. The complaint seeks, among other things, (i) a preliminary and permanent injunction against the recapitalization; (ii) a declaration that the defendants have breached their fiduciary duties; (iii) damages and (iv) an award of attorneys’ fees and expenses. The Company believes that the claims in the action are without merit and intends to contest the action vigorously. See “Item 5 – Other Information.”

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

          Not Applicable.

          Item 3. Defaults Upon Senior Securities.

          Not Applicable.

          Item 4. Submission of Matters to a Vote of Security Holders.

          Not Applicable.

          Item 5. Other Information.

Stockholder Proposals

          The proxy materials for the 2005 annual meeting of the stockholders tentatively to be held on September 20, 2005 will be mailed to stockholders of the Company on or about August 19, 2005. Stockholder proposals intended to be included in the proxy statement for the 2005 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2005 annual meeting. If the Company does not receive notice on the stockholder proposal within a reasonable time before the Company mails the proxy statement for the 2005 annual meeting, proxies solicited by the Board of Directors for the 2005 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with the recommendations of the Board of Directors if the proposal is presented at the 2005 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

          Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the Company’s 2006 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2005 annual meeting in a form that complies with applicable regulations. If the date of the 2006 annual meeting is advanced or delayed more than 30 days from the date of the 2005 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2006 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2006 annual meeting. Upon any determination that the date of the 2006 annual meeting will be advanced or delayed by more than 30 days from the date of the 2005 annual meeting, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

          In the event a stockholder proposal is not submitted to the Company at least 45 days before the date on which the Company first mailed its proxy material for the 2005 annual meeting, the proxies solicited by the Board of Directors for the 2006 annual meeting of the stockholders will confer authority on the holders of the proxy to vote the shares in accordance with the recommendations of the Board of

Directors if the proposal is presented at the 2006 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

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

          The reports of Ernst & Young LLP on the Company’s financial statements for each of fiscal years 2003 and 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

          During fiscal years 2003 and 2004 and the subsequent interim period through the date of the dismissal, the Company had no disagreement with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to such disagreement in connection with their reports for such periods.

          During fiscal years 2003 and 2004 and the subsequent interim period through the date of the dismissal, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

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

          During fiscal years 2003 and 2004 and the subsequent interim period prior to engaging Moss Adams LLP, neither the Company, nor anyone on its behalf, has consulted with Moss Adams LLP regarding any of the matters set forth in Item 304(a)(2)(i)-(ii) of Regulation S-K.

Recapitalization Proposal

          The Company’s Board of Directors has approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s Principal Stockholder to the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan includes transferring a portion of the Principal Stockholder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allows current stockholders to retain existing ownership and voting interests.

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

          Additionally, shares of Class B Common Stock transferred by the Principal Stockholder to management will be treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company expects to record a one-time charge which will be based on the stock price at the time of the transfer. Based on the stock price as of August 10, 2005, the charge is expected to be approximately $7.8 million after income taxes, or $1.17 per share on currently outstanding shares or $0.59 per diluted share calculated on a post transaction basis, in the second quarter of fiscal 2006. For a description of certain litigation relating to the recapitalization plan, see “Item 1 – Legal Proceedings.”

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

SPORT CHALET, INC.

DATE:	August 11, 2005	By: /s/ HOWARD K. KAMINSKY

Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)