Form 10-Q
period 2005-09-30
SPORT CHALET INC
filed 2005-11-10
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sport Chalet Drive, La Canada, CA 91011 (Address of principal executive offices) (Zip Code)

(818) 949-5300 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes __ No X

At November 8, 2005, there were 11,873,869 shares of Class A Common Stock outstanding and 1,696,296 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$81,732,263	$72,525,181	$153,876,658	$134,146,300
Cost of goods sold, buying and
occupancy costs	55,774,032	50,228,083	106,614,791	94,080,872
Gross profit	25,958,231	22,297,098	47,261,867	40,065,428

Selling, general and administrative
expenses	30,199,069	19,590,388	50,847,474	37,076,733
Income (loss) from operations	(4,240,838)	2,706,710	(3,585,607)	2,988,695

Interest expense	(13,149)	(47,616)	(15,036)	(90,907)
Income (loss) before taxes	(4,253,987)	2,659,094	(3,600,643)	2,897,788

Income tax provision	909,418	1,065,252	1,173,418	1,167,117
Net income (loss)	$(5,163,405)	$1,593,842	$(4,774,061)	$1,730,671

Class A and Class B
earnings (loss) per share:
Basic	$(0.38)	$0.12	$(0.36)	$0.13
Diluted	$(0.38)	$0.11	$(0.36)	$0.12

Weighted average number of
Class A and Class B
common shares outstanding:
Basic	13,454,298	13,359,180	13,413,332	13,357,262
Diluted	13,454,298	14,434,942	13,413,332	14,405,304

_________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to the 2005 selling, general and administrative expenses of $8.6 million and $8.7 million, primarily related to stock compensation and a reduction to net income of $7.8 million for the three and six month periods, respectively. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash	$523,825	$6,176,689
Accounts receivable, less allowance of $172,000
at September 30, 2005 and $182,000 at March 31, 2005	1,974,569	1,462,042
Merchandise inventories	78,704,657	65,061,142
Prepaid expenses and other current assets	3,131,458	3,044,153
Deferred income taxes	3,747,806	3,915,079
Total current assets	88,082,315	79,659,105
Furniture, equipment and leasehold improvements – net	40,964,038	37,502,578
Deferred income taxes	2,496,450	1,550,753
Other assets	-	76,960
Total assets	$131,542,803	$118,789,396

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30,983,224	$20,883,973
Salaries and wages payable	3,631,190	5,080,320
Income taxes payable	403,011	825,059
Other accrued expenses	10,795,837	9,753,575
Total current liabilities	45,813,262	36,542,927

Deferred rent	12,943,268	13,136,303
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 11,873,869
at September 30, 2005 and 11,700,794
at March 31, 2005	118,739	117,008
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,696,296
at September 30, 2005 and 1,671,571
at March 31, 2005	16,963	16,716
Additional paid-in capital	31,340,709	22,892,519
Retained earnings	41,309,862	46,083,923
Total stockholders’ equity	72,786,273	69,110,166
Total liabilities and stockholders’ equity	$131,542,803	$118,789,396

___________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting contribution to capital of approximately $8.2 million. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30,
	2005	2004
Operating activities
Net income (loss)	$(4,774,061)	$1,730,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation	8,221,826	-
Depreciation and amortization	4,584,301	3,977,259
Loss on disposal of furniture, equipment and leasehold improvements	188,805	-
Deferred income taxes	(778,424)	(409,016)
Tax benefit on employee stock options	983,889	61,923
Changes in operating assets and liabilities:
Accounts receivable	(512,527)	(3,289,887)
Merchandise inventories	(13,643,515)	(22,452,960)
Prepaid expenses and other current assets	(87,305)	(241,162)
Bank overdraft	-	7,543,711
Accounts payable	10,099,251	18,219,551
Salaries and wages payable	(1,449,130)	(365,616)
Income taxes payable	(422,048)	538,881
Other accrued expenses	1,042,262	(1,048,996)
Deferred rent	(193,035)	3,162,222
Net cash provided by operating activities	3,260,289	7,426,581

Investing activities
Purchase of furniture, equipment and leasehold improvements	(8,234,566)	(9,181,045)
Other assets	76,960	13,633
Net cash used in investing activities	(8,157,606)	(9,167,412)

Financing activities
Payment of tax on shares exercised	(815,672)	-
Proceeds from exercise of stock options	60,125	40,398
Net cash provided (used) by financing activities	(755,547)	40,398

Decrease in cash and cash equivalents	(5,652,864)	(1,700,433)
Cash and cash equivalents at beginning of period	6,176,689	3,071,648
Cash and cash equivalents at end of period	$523,825	$1,371,215

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,390,000	$975,000
Interest	78,253	-

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

The Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s founder (the “Founder”) to certain members of the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests.

The recapitalization established two classes of common stock and was effected through a reclassification of each outstanding share of Common Stock into 0.25 share of Class B Common Stock. The reclassification was followed by a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock. Each share of Class B Common Stock entitles the holder to one vote, and each share of Class A Common Stock entitles the holder to 1/20th of one vote. To illustrate, a hypothetical Sport Chalet stockholder who owned 1,000 shares of Common Stock at the time of the recapitalization would currently own 250 shares of Class B Common Stock, each with one vote, and 1,750 shares of Class A Common Stock, each with 1/20th of one vote.

The recapitalization doubled the Company’s total number of shares outstanding and therefore, had the same impact on earnings per share as a 2-for-1 stock split. However, the establishment of dual classes of common stock did not affect the relative voting or equity interests of existing stockholders since the reclassification of Common Stock and issuance of a stock dividend affected each stockholder in proportion to the number of shares previously owned. The Class A Common Stock and the Class B Common Stock will generally vote on all matters as a single class. The holders of the Class A Common Stock and Class B Common Stock will vote as a separate class on any reverse stock split which results in holders of more than 5% of such class being converted into fractional shares. The holders of Class A Common Stock, voting as a separate class, are also entitled to elect one director, and the affirmative vote of the holders of a majority of the shares of Class A Common Stock, voting as a separate class, will be required to amend certain provisions of the Company's Certificate of Incorporation. The recapitalization plan also included certain protection features for holders of Class A Common Stock in an effort to ensure parity in the trading of the two classes of common stock.

The Founder transferred 974,150 shares of Class B Common Stock to Craig L. Levra and Howard K. Kaminsky, which was intended to give them approximately 45% of the combined voting interests of Class B and Class A Common Stock when added to the shares of Sport Chalet they currently own. The shares of Class B Common Stock transferred by the Founder to certain members of management are treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. For the three months ended September 30, 2005, the contribution to capital and related compensation expense was $8,221,826, the recapitalization plan expenses were $362,495 and the effect on net income was $7,773,321. For the six months ended September 30, 2005, the contribution to capital and related compensation expense was $8,221,826, the recapitalization plan expenses were $471,388 and the effect on net income was $7,839,214. The income tax savings related to the recapitalization plan was limited by Section 162(m) of the Internal Revenue Code. The effect on net income is as follows:

	Three months ended	Six months ended
	September 30, 2005	September 30, 2005

Compensation expense	$8,221,826	$8,221,826
Professional fees	362,495	471,388
	8,584,321	8,693,214
Income tax benefit	(811,000)	(854,000)
Effect on net income	$7,773,321	$7,839,214

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

The Company’s historical experience indicates that not all issued Gift Cards are redeemed (“Breakage”). Based upon five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible.

During the fiscal year ended March 31, 2005 and prior periods, the Company recognized Breakage at the time of issuance of Gift Cards. During the first quarter of fiscal 2006, the Company changed the method of accounting to recognize Breakage at the time of redemption of Gift Cards. Accordingly, the Company recognizes Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. The effect of the change in accounting to record Breakage at the time of redemption is immaterial to the Company’s financial position and results of operations. The revenue from Breakage is included in the income statement line item “Net sales” and amounted to approximately $81,000 and $60,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $129,000 and $143,000 for the six months ended September 30, 2005 and 2004, respectively.

3.  Earnings (loss) per Share

Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

A reconciliation is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(5,163,405)	$1,593,842	$(4,774,061)	$1,730,671

Weighted average number of common shares:
Basic	13,454,298	13,359,180	13,413,332	13,357,262
Effect of dilutive securities-
stock options	-	1,075,762	-	1,048,042
Diluted	13,454,298	14,434,942	13,413,332	14,405,304

Class A and Class B
earnings (loss) per share:
Basic	$(0.38)	$0.12	$(0.36)	$0.13
Effect of dilutive securities-
stock options	$-	$0.01	$-	$0.01
Diluted	$(0.38)	$0.11	$(0.36)	$0.12
_________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to the 2005 selling, general and administrative expenses of $8.6 million and $8.7 million, primarily related to stock compensation and a reduction to net income of $7.8 million for the three and six month periods, respectively. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

An aggregate of 1,812,000 and 1,734,500 options for the three months and six months ended September 30, 2005, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

4. Stock Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effects on reporting. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective as of the beginning of the first fiscal year beginning after June 15, 2005, and allows two different methods of transition. The Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees.

Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company's net income would have been:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(5,163,405)	$1,593,842	$(4,774,061)	$1,730,671
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	7,541,662	-	7,541,662	-
Deduct:
Sport Chalet Option, LLC	(834,516)	87,165	(747,351)	174,330
Stock-based compensation expense from recapitalization	(7,541,662)		(7,541,662)
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	65,494	58,028	122,688	105,510
Pro forma net income (loss)	$(4,394,383)	$1,448,649	$(4,149,398)	$1,450,831

Class A and Class B earnings (loss) per share
As reported – basic	$(0.38)	$0.12	$(0.36)	$0.13
As reported – diluted	$(0.38)	$0.11	$(0.36)	$0.12

Pro forma – basic	$(0.33)	$0.11	$(0.31)	$0.11
Pro forma – diluted	$(0.33)	$0.10	$(0.31)	$0.11

_________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to the 2005 selling, general and administrative expenses of $8.6 million and $8.7 million, primarily related to stock compensation and a reduction to net income of $7.8 million for the three and six month periods, respectively. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2005: expected volatility of 37%; risk-free interest rate of 4.0%; expected lives of five years; and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company’s founder had granted an option to purchase all of the shares of the Company’s Common Stock held by his family trust to a limited liability company owned by certain members of the Company’s management. For financial accounting purposes, the grant of this option has been treated in a manner consistent with a grant of an option by the Company to employees. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company has not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, “Accounting for Stock-Based Compensation.” This option was terminated concurrent with the effectiveness of the recapitalization plan.

5.  New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective with the Company’s first quarter ended June 30, 2006, and allows two different methods of transition. Note 3, Stock Compensation, of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation.  Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company expects to implement the new standard in the first quarter ending June 30, 2006 and is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

6. Litigation

On July 22, 2005, a purported stockholder of the Company brought an action captioned Miriam Gruber v. Sport Chalet, Inc., Norbert Olberz, Irene Olberz, Craig L. Levra, Howard K. Kaminsky, Al D. McCready, Eric S. Olberz, Frederick H. Schneider, John R. Attwood, Donald J. Howard and Kenneth Olson, in the Court of Chancery of the State of Delaware. The action, which is purportedly brought individually, derivatively and as a class action on behalf of the public stockholders of the Company, challenges the recapitalization and the associated transactions described below in “Item 5 - Other Information.” The complaint alleges that defendants breached their fiduciary duties to the Company's public stockholders by, among other things, (i) diverting an opportunity of the Company to Messrs. Levra and Kaminsky, the Chief Executive Officer and Chief Financial Officer, respectively; (ii) failing to seek the best available transaction that would maximize the benefits for the Company and all its stockholders; (iii) approving transactions which are not entirely fair to the Company and its public stockholders and (iv) attempting to entrench themselves in office. The complaint seeks, among other things, (i) a preliminary and permanent injunction against the recapitalization; (ii) a declaration that the defendants have breached their fiduciary duties; (iii) damages and (iv) an award of attorneys' fees and expenses. On August 26, 2005, the parties executed a Memorandum of Understanding (the "MOU") memorializing their agreement in principle to settle the Action (the "Settlement"). An amended preliminary proxy statement, reflecting the proposed settlement and the comments of plaintiff's counsel, was filed with the Securities and Exchange Commission on August 30, 2005. The definitive proxy statement (the "Proxy Statement") was filed with the Securities and Exchange Commission on September 1, 2005.

On September 27, 2005, a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") was executed by the parties through their respective counsel. The Settlement is subject to various conditions, including Court approval. The Court will consider whether or not to approve the Settlement at a hearing on November 29, 2005. In connection with the Settlement, plaintiff's counsel intend to petition the Court for an award of attorneys' fees and expenses in an aggregate amount not to exceed $480,000. Defendants have agreed that they will not object to such an application by plaintiff's counsel for an award in or below the amount of $480,000. See “Item 1 - Legal Proceedings.”

7. Reclassification

Certain reclassifications were made to the prior year financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or earnings per share amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements including words such as “believe,”“anticipate,”“expect,”“estimate,”“predict,”“intend,”“plan,”“project,”“will,”“could,”“may,”“might” or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. Prospective investors are cautioned that they should not place undue reliance on forward-looking statements as predictions of actual results. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which are discussed in further detail under “- Factors That May Affect Future Results.” We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, which speak only as of the date made.

The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1-Financial Statements” above.

Overview

Sport Chalet, Inc. is a leading operator of 36 full-service specialty sporting goods stores in California and Nevada. In 1959, Norbert Olberz, the Company’s Chairman Emeritus and founder (the “Founder”), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. The Company continues this tradition and is focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to the prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

The Company’s growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada and Arizona as suitable locations are found. Over the past three years, the Company has opened ten new stores and is currently planning to open four stores during fiscal 2006, three of which will be the Company’s initial expansion into Arizona and one in Southern California. For fiscal 2007 the Company expects to open four to eight new stores. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Stores have generally required three to four years to attract a stable, mature customer base.

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

The Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s Founder to certain members of the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests. The recapitalization doubled the Company’s total number of shares outstanding. Therefore, the recapitalization plan had the same effect on earnings per share as a 2-for-1 stock split. Shares transferred by the Founder to certain members of management were treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company recorded a one-time charge based on the stock price at the time of the transfer of approximately $8.6 million. See “Item 5 - Other Information.”

Quarterly results of operations for fiscal 2005 as adjusted to reflect the recapitalization plan discussed above for the Class A and Class B Common Stock:

	Three months ended,
Class A and Class B	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
Earnings per share:
Basic	$0.01	$0.12	$0.28	$0.06
Diluted	$0.01	$0.11	$0.26	$0.05

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

The following tables set forth statements of income data and relative percentages of net sales for the three months ended September 30, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	Three months ended September 30,

GAAP	2005		2004		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$81,732	100.0%	$72,525	100.0%	$9,207	12.7%
Gross profit	25,958	31.8%	22,297	30.7%	3,661	16.4%
Selling, general and administrative expenses	30,199	36.9%	19,590	27.0%	10,609	54.2%
Income (loss) from operations	(4,241)	(5.2%)	2,707	3.7%	(6,948)	(256.7%)
Interest expense	(13)	(0.0%)	(48)	(0.1%)	35	(72.9%)
Income (loss) before taxes	(4,254)	(5.2%)	2,659	3.7%	(6,913)	(260.0%)
Income tax provision	909	1.1%	1,065	1.5%	(156)	(14.6%)
Net income (loss)	(5,163)	(6.3%)	1,594	2.2%	(6,757)	(423.9%)

Class A and Class B earnings (loss) per share:
Basic	$(0.38)		$0.12		$(0.50)	(416.7%)
Diluted	$(0.38)		$0.11		$(0.49)	(445.5%)

	Three months ended September 30,

Non-GAAP	2005		2004		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$81,732	100.0%	$72,525	100.0%	$9,207	12.7%
Gross profit	25,958	31.8%	22,297	30.7%	3,661	16.4%
Selling, general and administrative expenses	21,615	26.4%	19,590	27.0%	2,025	10.3%
Income from operations	4,343	5.3%	2,707	3.7%	1,636	60.4%
Interest expense	(13)	(0.0%)	(48)	(0.1%)	35	(72.9%)
Income before taxes	4,330	5.3%	2,659	3.7%	1,671	62.8%
Income tax provision	1,720	2.1%	1,065	1.5%	655	61.5%
Net income	2,610	3.2%	1,594	2.2%	1,016	63.7%

Class A and Class B earnings per share:
Basic	$0.19		$0.12		$0.07	58.3%
Diluted	$0.19		$0.11		$0.08	72.7%

The following table sets fourth reconciliations of non-GAAP results of operations measures to the nearest comparable GAAP measures. Compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to past results:

	Three months ended September 30, 2005

	GAAP	Adjustments	Non-GAAP

Selling, general and administrative expenses	$30,199	$(8,584)	$21,615
Income (loss) from operations	(4,241)	8,584	4,343
Income (loss) before taxes	(4,254)	8,584	4,330
Income tax provision	909	(811)	1,720
Net Income (loss)	$(5,163)	$7,773	$2,610

Class A and Class B
earning (loss) per share:
Basic	$(0.38)	$0.58	$0.19
Diluted	$(0.38)	$0.55	$0.19

Sales increased $9.2 million, or 12.7%, from $72.5 million for the three months ended September 30, 2004 to $81.7 million for the same period this year. The sales growth is due to five new stores which resulted in a $6.9 million increase in sales, or 10.7%, as well as a same store sales increase of 2.7%. Two new stores were opened in the second quarter of fiscal 2005 and three new stores were opened in the third quarter of fiscal 2005. Same store sales are based upon stores opened throughout both periods presented and exclude team sales.

Gross profit increased $3.7 million, or 16.4%, primarily from increased sales. As a percent of sales, gross profit increased from 30.7% for the three months ended September 30, 2004 to 31.8% for the same period this year. The increase in gross profit as a percent of sales is primarily due to better inventory assortments as well as an improvement in inventory shrinkage.

Selling, general and administrative expenses increased $10.6 million, or 54.2%, primarily from the recapitalization plan. The $8.6 million in expenses related to the recapitalization plan were approximately $8.2 million from the compensation charge and $362,000 in professional fees. As a percent of sales, these expenses increased from 27.0% for the three months ended September 30, 2004 to 36.9% for the same period this year.

Excluding the effect of the recapitalization plan, selling, general and administrative expenses increased $2.0 million, or 10.3%, primarily from operating expenses of additional stores, such as labor, maintenance and supplies. As a percent of sales, these expenses decreased from 27.0% for the three months ended September 30, 2004 to 26.4% for the same period this year as $100,000 for infrastructure consulting and $160,000 for a Red Cross donation for Hurricane Katrina incurred in the three months ended September 30, 2005 were offset by the additional labor and advertising expense required to open new stores in 2004.

The tax savings related to the recapitalization plan was limited to $811,000 by Section 162(m) of the Internal Revenue Code. The effective income tax rate was 40.1% for the three months ended September 30, 2004 compared to 39.7% excluding the effect of the recapitalization plan for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

Net income decreased $6.8 million, or 423.9%, from $1.6 million, or $0.11 per diluted share, for the three months ended September 30, 2004 to a loss of $5.2 million, or a loss of $0.38 per diluted share, for the same period this year, primarily as a result of the recapitalization plan.

Excluding the effect of the recapitalization plan, net income increased $1.0 million, or 63.7%, from $1.6 million, or $0.11 per diluted share, for the three months ended September 30, 2004 to $2.6 million, or $0.19 per diluted share, for the same period this year.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004.

The following tables set forth statements of income data and relative percentages of net sales for the six months ended September 30, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	Six months ended September 30,

GAAP	2005		2004		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$153,877	100.0%	$134,146	100.0%	$19,731	14.7%
Gross profit	47,262	30.7%	40,065	29.9%	7,197	18.0%
Selling, general and administrative expenses	50,847	33.0%	37,077	27.6%	13,770	37.1%
Income (loss) from operations	(3,586)	(2.3%)	2,989	2.2%	(6,575)	(220.0%)
Interest expense	(15)	(0.0%)	(91)	(0.1%)	76	(83.5%)
Income (loss) before taxes	(3,601)	(2.3%)	2,898	2.2%	(6,499)	(224.3%)
Income tax provision	1,173	0.8%	1,167	0.9%	6	0.5%
Net income (loss)	(4,774)	(3.1%)	1,731	1.3%	(6,505)	(375.8%)

Class A and Class B earnings (loss) per share:
Basic	$(0.36)		$0.13		$(0.49)	(376.9%)
Diluted	$(0.36)		$0.12		$(0.48)	(400.0%)

	Six months ended September 30,

Non-GAAP	2005		2004		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$153,877	100.0%	$134,146	100.0%	$19,731	14.7%
Gross profit	47,262	30.7%	40,065	29.9%	7,197	18.0%
Selling, general and administrative expenses	42,154	27.4%	37,077	27.6%	5,077	13.7%
Income from operations	5,107	3.3%	2,989	2.2%	2,118	70.9%
Interest expense	(15)	(0.0%)	(91)	(0.1%)	76	(83.5%)
Income before taxes	5,092	3.3%	2,898	2.2%	2,194	75.7%
Income tax provision	2,027	1.3%	1,167	0.9%	860	73.7%
Net income	3,065	2.0%	1,731	1.3%	1,334	77.1%

Class A and Class B earnings per share:
Basic	$0.23		$0.13		$0.10	76.9%
Diluted	$0.22		$0.12		$0.10	83.3%

The following table sets fourth reconciliations of non-GAAP results of operations measures to the nearest comparable GAAP measures. Compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to past results:

	Six months ended September 30, 2005

	GAAP	Adjustments	Non-GAAP

Selling, general and administrative expenses	$50,847	$(8,693)	$42,154
Income (loss) from operations	(3,586)	8,693	5,107
Income (loss) before taxes	(3,601)	8,693	5,092
Income tax provision	1,173	(854)	2,027
Net Income (loss)	$(4,774)	$7,839	$3,065

Class A and Class B
earning (loss) per share:
Basic	$(0.36)	$0.58	$0.23
Diluted	$(0.36)	$0.56	$0.22

Sales increased $19.7 million, or 14.7%, from $134.1 million for the six months ended September 30, 2004 to $153.9 million for the same period this year. The sales growth is due to five new stores which resulted in a $14.3 million increase in sales, or 10.6%, as well as a same store sales increase of 3.7%. Two new stores were opened in the second quarter of fiscal 2005 and three new stores were opened in the third quarter of fiscal 2005. Same store sales are based upon stores opened throughout both periods presented and exclude team sales.

Gross profit increased $7.2 million, or 18.0%, primarily from increased sales. As a percent of sales, gross profit increased from 29.9% for the six months ended September 30, 2004 to 30.7% for the same period this year. The increase in gross profit as a percent of sales is primarily due to better inventory assortments and an improvement in inventory shrinkage.

Selling, general and administrative expenses increased $13.8 million, or 37.1%, primarily from the recapitalization plan. The $8.7 million in expenses related to the recapitalization plan were approximately $8.2 million from the compensation charge and $471,000 in professional fees. As a percent of sales, these expenses increased from 27.6% for the six months ended September 30, 2004 to 33.0% for the same period this year.

Excluding the effect of the recapitalization plan, selling, general and administrative expenses increased $5.1 million, or 13.7%, primarily from operating expenses of additional stores, such as labor, maintenance and supplies, as well as $225,000 in increased litigation reserves, $250,000 for infrastructure consulting and $160,000 for a Red Cross donation for Hurricane Katrina partially offset by $344,000 from an insurance gain recognized for winter storm damage to one store. As a percent of sales, these expenses decreased from 27.6% for the six months ended September 30, 2004 to 27.4% for the same period this year primarily due to additional labor and advertising expense required to open new stores in 2004 partially offset by the increased litigation reserves, infrastructure consulting and Red Cross donation less the insurance gain.

The tax savings related to the recapitalization plan was limited to $854,000 by Section 162(m) of the Internal Revenue Code. The effective income tax rate was 40.3% for the six months ended September 30, 2004 compared to 39.8% excluding the effect of the recapitalization plan for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

Net income decreased $6.5 million, or 375.8%, from $1.7 million, or $0.12 per diluted share, for the six months ended September 30, 2004 to a loss of $4.8 million, or a loss of $0.36 per diluted share, for the same period this year, primarily as a result of the recapitalization plan.

Excluding the effect of the recapitalization plan, net income increased $1.3 million, or 77.1%, from $1.7 million, or $0.12 per diluted share, for the six months ended September 30, 2004 to $3.1 million, or $0.22 per diluted share, for the same period this year.

Liquidity and Capital Resources

The Company’s primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met the Company’s liquidity needs. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the six months ended September 30, 2005, $3.3 million was used in operating activities compared to $7.4 million generated by operating activities for the same period last year.

Inventories increased by $13.6 million and $22.5 million for the six months ended September 30, 2005 and 2004, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory. The relative difference between the years is primarily due to the new stores opened in 2004. In addition, the Company began the current fiscal year with relatively more inventory than the prior fiscal year and reduced average inventory per store by 3.0% at September 30, 2005 compared to September 30, 2004. The average inventory per store increased 3.9% at March 31, 2005 which was due to the planned early arrival of spring merchandise compared to March 31, 2004. The reduction in average inventory per store at September 30, 2005 is primarily due to the delayed arrival of winter related merchandise.

Historically, accounts payable has increased as inventory increases. In the six months ended September 30, 2005, accounts payable increased by $10.1 million as compared to an increase of $18.2 million for the six months ended September 30, 2004. The relative change as compared to inventory levels is the result of the timing of vendor payments near the end of the period.

Net cash used in investing activities for the six months ended September 30, 2005 was $8.2 million compared to $9.2 million for the same period ended September 30, 2004. For the six months ended September 30, 2005, the Company completed four store remodels, incurred expenditures for new stores opening in the Fall of 2005 and commenced implementation of the Marketmax merchandise planning software project. For the six months ended September 30, 2004 the Company incurred expenditures to open three new stores.

The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (6.50% at September 30, 2005) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of September 30, 2005, are its store leases with initial terms expiring from 2005 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$23,676,206	$94,500
2 - 3 years	47,468,956	339,000
4 - 5 years	42,973,862	339,000
After 5 years	81,072,281	678,000
Total	$195,191,305	$1,450,500

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $3.0 million relating to purchase commitments were outstanding as of September 30, 2005 and expire within one year.

No cash dividends were declared on Common Stock in fiscal 2005. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

The Company's significant accounting policies are described in Note 2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its consolidated financial statements.

Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out determined by the retail method of accounting) or market. The Company considers cost to include direct cost of merchandise, plus internal costs associated with merchandise procurement, storage and handling. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value. A reserve is recorded to reduce the carrying value to market value as necessary. A determination of market value requires estimates and judgment based on the Company's historical markdown experience and anticipated markdowns based on future merchandising and advertising plans, seasonal considerations, expected business trends and other factors.

Revenue Recognition. Sales are recognized upon the purchase by customers at the Company’s retail store locations, less merchandise returned by customers. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. The Company generally accepts returns up to 30 days from the date of purchase with a sales receipt or proof of purchase. Typically, refunds are in the same form of payment originally received from the customer. The Company accommodates customers who do not have a receipt or proof of purchase by offering an exchange or store credit. The Company tracks the original sale date with returns and provides a reserve for projected merchandise returns based on this historical experience. As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales.

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

During the fiscal year ended March 31, 2005 and prior periods, the Company recognized Breakage at the time of issuance of Gift Cards. During the first quarter of fiscal 2006, the Company changed the method of accounting to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption is immaterial to the Company’s financial position and results of operations. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $81,000 and $60,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $129,000 and $143,000 for the six months ended September 30, 2005 and 2004, respectively.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of September 30, 2005. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which the Company does business.

Factors That May Affect Future Results

The Company's short- and long-term success is subject to many factors that are beyond the Company's control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report. This Report on Form l0-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

Implementing Section 404 of the Sarbanes-Oxley Act of 2002 and the associated compliance risks. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning in its fiscal year 2008, to perform an evaluation of its internal control over financial reporting and have its independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time consuming and will require significant attention of the Company’s management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors' attestation on time. If the Company discovers a material weakness, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, cause the delisting of its Common Stock from Nasdaq and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

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

Terrorist attacks or acts of war may seriously harm the Company’s business. Terrorist attacks may cause damage or disruption to the Company’s employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause the Company to suffer in ways that the Company currently cannot predict. Such terrorist attacks could cause ports to or through which the Company or its vendors ship, such as the Ports of Los Angeles and Long Beach, to be shut down, thereby preventing the delivery of products to the Company’s stores. The Company’s geographical focus in California and Nevada may make the Company more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

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

If the Company is unable to successfully implement its controlled growth strategy or manage its growing business, the Company’s future operating results could suffer. Since its inception, the Company has experienced periods of rapid growth. No assurance can be given that the Company will be successful in maintaining or increasing its sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on the Company’s management, information systems, and inventory management and distribution facilities. Any failure to timely enhance the Company’s operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on the Company’s results of operations.

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

The Company’s quarterly operating results may fluctuate substantially, which may adversely affect its business. The Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands, the timing of the Company's introduction of new products, the level of consumer acceptance of each new product, the seasonality of the markets in which the Company participates, the weather and actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

The Company is controlled by its Founder and management, whose interests may differ from other stockholders. At November 7, 2005, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, collectively owned approximately 67% of the Company’s outstanding Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

Problems with the Company’s information systems could disrupt its operations and negatively impact its financial results. The Company's success, in particular the Company's ability to successfully manage inventory levels and its centralized distribution system, largely depends upon the efficient operation of the Company's computer hardware and software systems. The Company uses information systems to track inventory information at the store level, replenish inventory from the Company's warehouse, and aggregate daily sales information among other things. These systems and the Company's operations are vulnerable to damage or interruption from:

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

The Company seeks to minimize these risks by the use of backup facilities and redundant systems. Nevertheless any failure that causes an interruption in the Company's operations or a decrease in inventory tracking could result in reduced net sales.

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

The price of the Company’s Common Stock may be volatile. The Company’s Class A and Class B Common Stock are thinly traded making it difficult to sell large amounts. The market price of the Company's Class A and Class B Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, additions or departures of key personnel, future sales of Class A and Class B Common Stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of the Company's Class A and Class B Common Stock.

Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable. At November 8, 2005, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company's Chairman and Chief Executive Officer, and Howard Kaminsky, the Company's Chief Financial Officer, collectively owned approximately 67% of the Company's outstanding Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board to be preferable to a potential acquiror, thereby diluting the voting power of that potential acquiror. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquiror of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

The Company's Certificate of Incorporation contains certain other provisions that may have an "anti-takeover" effect. The Company's Certificate of Incorporation does not provide for cumulative voting and, accordingly, a significant minority stockholder could not necessarily elect any designee to the Board. The Company's Certificate of Incorporation also provides that the Board shall be divided into three classes, as nearly equal in number as possible, which are elected for staggered three-year terms and, accordingly, it would take at least two annual meetings to change a majority of the Board. As a result of these provisions in the Company's Certificate of Incorporation, stockholders of the Company may be deprived of an opportunity to sell their shares at a premium over prevailing market prices and it would be more difficult to replace the directors and management of the Company.

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

The Company’s same store sales will fluctuate and may not be a meaningful indicator of future performance. Changes in the Company’s same store sales results could affect the price of its Class A and Class B Common Stock. A number of factors have historically affected, and will continue to affect, the Company’s same store sales results, including: competition, the Company’s new store openings and remodeling, general regional and national economic conditions, actions taken by the Company’s competitors, consumer trends and preferences, changes in other tenants in the shopping centers in which the Company is located, new product introductions and changes in the Company’s product mix, timing and effectiveness of promotional events, lack of new product introductions to spur growth in the sale of various kinds of sports equipment, and weather. The Company’s same store sales may vary from quarter to quarter, and an unanticipated decline in revenues or same store sales may cause the price of the Company’s Class A and Class B Common Stock to fluctuate significantly.

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

There were no changes in the Company's internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 22, 2005, a purported stockholder of the Company brought an action captioned Miriam Gruber v. Sport Chalet, Inc., Norbert Olberz, Irene Olberz, Craig L. Levra, Howard K. Kaminsky, Al D. McCready, Eric S. Olberz, Frederick H. Schneider, John R. Attwood, Donald J. Howard and Kenneth Olson, in the Court of Chancery of the State of Delaware. The action, which is purportedly brought individually, derivatively and as a class action on behalf of the public stockholders of the Company, challenges the recapitalization and the associated transactions described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.” The complaint alleges that defendants breached their fiduciary duties to the Company's public stockholders by, among other things, (i) diverting an opportunity of the Company to Messrs. Levra and Kaminsky; (ii) failing to seek the best available transaction that would maximize the benefits for the Company and all its stockholders; (iii) approving transactions which are not entirely fair to the Company and its public stockholders and (iv) attempting to entrench themselves in office. The complaint seeks, among other things, (i) a preliminary and permanent injunction against the recapitalization; (ii) a declaration that the defendants have breached their fiduciary duties; (iii) damages and (iv) an award of attorneys' fees and expenses.

On August 26, 2005, the parties executed a Memorandum of Understanding (the "MOU") memorializing their agreement in principle to settle the Action (the "Settlement"). An amended preliminary proxy statement, reflecting the proposed settlement and the comments of plaintiff's counsel, was filed with the Securities and Exchange Commission on August 30, 2005. The definitive proxy statement (the "Proxy Statement") was filed with the Securities and Exchange Commission on September 1, 2005.

On September 27, 2005, a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") was executed by the parties through their respective counsel. The Settlement is subject to various conditions, including Court approval. The Court will consider whether or not to approve the Settlement at a hearing on November 29, 2005. In connection with the Settlement, plaintiff's counsel intend to petition the Court for an award of attorneys' fees and expenses in an aggregate amount not to exceed $480,000. Defendants have agreed that they will not object to such an application by plaintiff's counsel for an award in or below the amount of $480,000.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 20, 2005, we held our 2005 annual meeting of stockholders. At the annual meeting, there were 6,696,368 shares entitled to vote, and 5,552,654 shares were represented at the meeting in person or by proxy.

The following summarizes the results for those matters submitted to our stockholders for action at the annual meeting:

1.
Election of Directors. To elect three Class 1 directors to hold office until the annual meeting of stockholders to be held in 2008, or until their respective successors have been elected and qualified.

Director	For	Withheld
Al McCready	5,271,954	280,700
Eric Olberz	5,289,350	263,304
Frederick Schneider	5,316,350	236,304

2.
Approval of Amendment of the Certificate of Incorporation. To approve a proposed amendment of the Company's Amended and Restated Certificate of Incorporation that would (i) increase the authorized number of shares of all classes of capital stock from 17,000,000 to 50,000,000, consisting of 46,000,000 shares of Class A Common Stock, 2,000,000 shares of Class B Common Stock and 2,000,000 shares of preferred stock, (ii) establish the rights, preferences and privileges of, and the restrictions on, the Class A Common Stock and the Class B Common Stock, and (iii) reclassify each outstanding share of Common Stock as 0.25 share of Class B Common Stock.

For	Against	Abstain
5,265,604	257,550	29,500

3.
Approval of Transfer. To approve a proposed transfer (the "Transfer") of shares of Class B Common Stock by the Olberz Family Trust to Craig L. Levra, the Chairman of the Board and the Chief Executive Officer of the Company, and Howard K. Kaminsky, the Chief Financial Officer of the Company.

For	Against	Abstain
5,479,358	42,246	31,050

4.
Approval of Amendments of the Incentive Plans. To approve proposed amendments of the Company's 1992 Incentive Award Plan and 2004 Equity Incentive Plan to conform to the proposed changes in the capital stock of the Company.

For	Against	Abstain
5,277,104	246,050	29,500

5.
Ratification of Appointment of Independent Auditors. To ratify the appointment of Moss Adams LLP as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2006.

For	Against	Abstain
5,542,804	6,000	3,850

Item 5.  Other Information.

Stockholder Proposals

The proxy materials for the 2005 annual meeting of the stockholders held on September 20, 2005 were mailed to stockholders of the Company on September 6, 2005.

Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. SEC rules provide that any such proposal to be included in the proxy statement for the Company’s 2006 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2005 annual meeting in a form that complies with applicable regulations. If the date of the 2006 annual meeting is advanced or delayed more than 30 days from the date of the 2005 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2006 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2006 annual meeting.

SEC rules also govern a company's ability to use discretionary proxy authority with respect to stockholder proposals that were not submitted by the stockholders in time to be included in the proxy statement. SEC rules provide that if a stockholder proposal is not submitted to the Company at least 45 calendar days before the date on which the Company first mailed the Company’s proxy statement for the 2005 annual meeting, the proxies solicited by the Board for the 2006 annual meeting of stockholders will confer authority on the proxyholders to vote the shares in accordance with the recommendations of the Board if the proposal is presented at the 2006 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2006 annual meeting is advanced or delayed more than 30 days from the date of the 2005 annual meeting, then the stockholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2006 annual meeting.

The 2006 annual meeting of stockholders is presently expected to be held on or about August 1, 2006. Upon any determination that the date of the 2006 annual meeting will be advanced or delayed from this date, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

Changes in Registrant's Independent Registered Public Accounting Firm

(a) On November 15, 2004, the Company dismissed Ernst & Young LLP as the Company's independent registered public accounting firm. Ernst & Young LLP had served as the Company's independent registered public accounting firm since 1983. The decision to dismiss Ernst & Young LLP was made by the Audit Committee of the Board of Directors of the Company and, upon recommendation by that committee, was approved by the full Board of Directors.

The reports of Ernst & Young LLP on the Company's financial statements for each of fiscal years 2003 and 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

(b) On November 15, 2004, the Company engaged Moss Adams LLP as the independent registered public accounting firm to audit the Company's financial statements for the fiscal year ending March 31, 2005. The engagement of Moss Adams LLP was made by the Audit Committee of the Board of Directors of the Company and, upon recommendation by that committee, was approved by the full Board of Directors.

During fiscal years 2003 and 2004 and the subsequent interim period prior to engaging Moss Adams LLP, neither the Company, nor anyone on its behalf, has consulted with Moss Adams LLP regarding any of the matters set forth in Item 304(a)(2)(i)-(ii) of Regulation S-K.

(c) The Company received notification on September 20, 2005 in a letter dated September 13, 2005 that the independent accounting firm Holthouse Carlin & Van Trigt LLP (the “HCVT”), which audited the Company’s Employee Retirement Savings Plan’s (the “Plan”) financial statements, withdrew from the Public Company Accounting Oversight Board (the “PCAOB”).

While HCVT did not formally resign or decline to stand for re-appointment as the Plan's auditor, HCVT indicated that as a result of its withdrawal from the PCAOB, it would not be permitted to continue as the Plan's auditor. HCVT had served as the Plan’s auditor since 2003.

The reports of HCVT on the Plan's financial statements for each of the last two completed fiscal years contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period through September 20, 2005, the Company had no disagreement with HCVT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of HCVT, would have caused them to make reference to such disagreement in connection with their reports for such periods.

During the two most recent fiscal years and the subsequent interim period through September 20, 2005, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

The Company provided HCVT with a copy of the above disclosures and requested that they furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements and, if not, stating the respects in which they do not agree. A copy of the letter from HCVT is incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K/A (File No. 000-20736) filed on October 6, 2005.

(d) On September 20, 2005, the Company engaged Moss Adams LLP as the independent registered public accounting firm to audit the Plan for the year ending December 31, 2005. The engagement of Moss Adams LLP was made by the Audit Committee of the Board of Directors of the Company and, upon recommendation by that committee, was approved by the full Board of Directors.

During the two most recent fiscal years of the Plan and the subsequent interim period prior to engaging Moss Adams LLP, neither the Company, nor anyone on its behalf, has consulted with Moss Adams LLP regarding any of the matters regarding the Plan set forth in Item 304(a)(2)(i)-(ii) of Regulation S-K.

Recapitalization Plan

The Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s founder (the “Founder”) to certain members of the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests.

The recapitalization established two classes of common stock and was effected through a reclassification of each outstanding share of Common Stock into 0.25 share of Class B Common Stock. The reclassification was followed by a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock. Each share of Class B Common Stock entitles the holder to one vote, and each share of Class A Common Stock entitles the holder to 1/20th of one vote. To illustrate, a hypothetical Sport Chalet stockholder who owned 1,000 shares of Common Stock at the time of the recapitalization would currently own 250 shares of Class B Common Stock, each with one vote, and 1,750 shares of Class A Common Stock, each with 1/20th of one vote.

The recapitalization doubled the Company’s total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split. However, the establishment of dual classes of common stock did not affect the relative voting or equity interests of existing stockholders since the reclassification of Common Stock and issuance of a stock dividend affected each stockholder in proportion to the number of shares previously owned. The Class A Common Stock and the Class B Common Stock will generally vote on all matters as a single class. The holders of the Class A Common Stock and Class B Common Stock will vote as a separate class on any reverse stock split which results in holders of more than 5% of such class being converted into fractional shares. The holders of Class A Common Stock, voting as a separate class, are also entitled to elect one director, and the affirmative vote of the holders of a majority of the shares of Class A Common Stock, voting as a separate class, will be required to amend certain provisions of the Company's Certificate of Incorporation. The recapitalization plan also included certain protection features for holders of Class A Common Stock in an effort to ensure parity in the trading of the two classes of common stock.

The Founder transferred 974,150 shares of Class B Common Stock to Craig L. Levra and Howard K. Kaminsky, which was intended to give them approximately 45% of the combined voting interests of Class B and Class A Common Stock when added to the shares of Sport Chalet they currently own. These shares of Class B Common Stock transferred by the Founder to certain members of management are treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company recorded a one-time charge based on the stock price at the time of the transfer of approximately $8.6 million. For a description of certain litigation relating to the recapitalization plan, see “Item 1 - Legal Proceedings.”

On December 20, 2002, Norbert Olberz and Irene Olberz, as co-trustee of The Olberz Family Trust (the "Trust"), granted to SC Option, LLC, a newly formed California limited liability company (the "LLC"), an option (the "Option") to purchase, under certain circumstances, all of the shares of the Company's common stock held by the Trust. The LLC and the Trust entered into the Option to provide for an orderly transition of control of the Company upon the death of Norbert Olberz. On September 30, 2005, the LLC and the Trust terminated the Option. For a more complete description of the Option, see the Company's Current Report on Form 8-K filed with the SEC on December 23, 2002.

Item 6.  Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No. 33-53120))

3.2	Bylaws of Sport Chalet, Inc. as amended (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-8 (File No. 333-107683))

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sport Chalet, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2005.

4.1	Form of Certificate for Class A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on September 29, 2005).

4.2	Form of Certificate for Class B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on September 29, 2005).

10.1
Tax Indemnification Agreement dated as of September 30, 2005, among Sport Chalet, Inc., Norbert Olberz and Irene Olberz, both individually and as trustees of The Olberz Family Trust, Craig L. Levra and Howard K. Kaminsky (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on October 3, 2005).

10.2
Stock Pledge Agreement dated as of September 30, 2005, among Sport Chalet, Inc., Norbert Olberz and Irene Olberz, both individually and as trustees of The Olberz Family Trust, Craig L. Levra and Howard K. Kaminsky (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed on October 3, 2005).

10.3
Termination of Option Agreement dated as of September 30, 2005, between SC Option, LLC and Norbert Olberz and Irene Olberz as co-Trustees of The Olberz Family Trust (incorporated by reference to Exhibit 99.4 of the Company's Form 8-K filed on October 3, 2005).

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

SPORT CHALET, INC.

DATE:  November 8, 2005           By: /s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)