Form 10-Q
period 2005-12-31
SPORT CHALET INC
filed 2006-02-08
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

At February 7, 2006, there were 11,890,201 shares of Class A Common Stock outstanding and 1,698,628 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net sales	$99,664,450	$96,123,947	$253,541,108	$230,270,247
Cost of goods sold, buying and occupancy costs	67,921,588	64,877,651	174,536,379	158,958,523
Gross profit	31,742,862	31,246,296	79,004,729	71,311,724

Selling, general and administrative expenses	26,435,121	24,905,999	77,282,595	61,982,732
Income from operations	5,307,741	6,340,297	1,722,134	9,328,992

Interest expense	(174,392)	(145,842)	(189,428)	(236,749)
Income before taxes	5,133,349	6,194,455	1,532,706	9,092,243

Income tax provision	2,084,318	2,475,795	3,257,736	3,642,912
Net income (loss)	$3,049,031	$3,718,660	$(1,725,030)	$5,449,331

Class A and Class B earnings (loss) per share:
Basic	$0.22	$0.28	$(0.13)	$0.41
Diluted	$0.22	$0.26	$(0.13)	$0.38

Weighted average number of Class A and Class B common shares outstanding:
Basic	13,583,786	13,351,068	13,468,942	13,359,262
Diluted	14,179,348	14,452,714	13,468,942	14,424,068

_________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million for the nine month period ended December 31, 2005. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash	$1,621,833	$6,176,689
Accounts receivable, less allowance of $190,000 at December 31, 2005 and $182,000 at March 31, 2005	3,983,134	1,462,042
Merchandise inventories	88,555,244	65,061,142
Prepaid expenses and other current assets	3,560,039	3,044,153
Deferred income taxes	4,234,735	3,915,079
Total current assets	101,954,985	79,659,105
Furniture, equipment and leasehold improvements – net	45,503,791	37,502,578
Deferred income taxes	2,868,017	1,550,753
Other assets	–	76,960
Total assets	$150,326,793	$118,789,396

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,974,917	$18,805,953
Salaries and wages payable	4,446,455	5,080,320
Income taxes payable	1,364,818	825,059
Other accrued expenses	20,333,089	11,831,595
Total current liabilities	59,119,279	36,542,927

Deferred rent	15,260,208	13,136,303
Stockholders’ equity
Preferred stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – none	–	–
Class A Common Stock, $.01 par value:
Authorized shares – 46,000,000
Issued and outstanding shares – 11,890,201 at December 31, 2005 and 11,700,794 at March 31, 2005	118,902	117,008
Class B Common Stock, $.01 par value:
Authorized shares – 2,000,000
Issued and outstanding shares – 1,698,628 at December 31, 2005 and 1,671,571 at March 31, 2005	16,986	16,716
Additional paid-in capital	31,452,525	22,892,519
Retained earnings	44,358,893	46,083,923
Total stockholders’ equity	75,947,306	69,110,166
Total liabilities and stockholders’ equity	$150,326,793	$118,789,396

___________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting contribution to capital of approximately $8.2 million. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31,
	2005	2004
Operating activities
Net income (loss)	$(1,725,030)	$5,449,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation	8,221,826	–
Depreciation and amortization	6,961,020	5,925,203
(Gain) loss on disposal of furniture, equipment and leasehold improvements	(203,064)	205,094
Deferred income taxes	(1,636,920)	(226,121)
Tax benefit on employee stock options	1,013,896	69,244
Changes in operating assets and liabilities:
Accounts receivable	(2,521,092)	(3,586,076)
Merchandise inventories	(23,494,102)	(21,235,867)
Prepaid expenses and other current assets	(515,886)	(978,925)
Accounts payable	14,168,964	20,546,140
Salaries and wages payable	(633,865)	502,409
Income taxes payable	539,759	1,801,459
Other accrued expenses	8,501,494	6,051,481
Deferred rent	2,123,905	3,396,570
Net cash provided by operating activities	10,800,905	17,919,941

Investing activities
Purchase of furniture, equipment and leasehold improvements	(15,151,038)	(14,165,533)
Proceeds from sale of assets	391,869	–
Other assets	76,960	19,256
Net cash used in investing activities	(14,682,209)	(14,146,277)

Financing activities
Proceeds from bank borrowing	32,218,125	10,700,000
Repayments of bank borrowing	(32,218,125)	(10,700,000)
Proceeds from exercise of stock options	(673,552)	49,273
Net cash provided (used) by financing activities	(673,552)	49,273

Increase (decrease) in cash and cash equivalents	(4,554,856)	3,822,937
Cash and cash equivalents at beginning of period	6,176,689	3,071,648
Cash and cash equivalents at end of period	$1,621,833	$6,894,585

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$3,341,000	$1,998,000
Interest	97,372	101,512

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

In the second quarter of fiscal 2006, the Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s founder (the “Founder”) to certain members of the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests.

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

The Founder transferred 974,150 shares of Class B Common Stock to Craig L. Levra and Howard K. Kaminsky, which was intended to give them approximately 45% of the combined voting interests of Class B and Class A Common Stock when added to the shares of Sport Chalet they then owned. The shares of Class B Common Stock transferred by the Founder to certain members of management are treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. For the nine months ended December 31, 2005, the contribution to capital and related compensation expense was $8,221,826, the recapitalization plan expenses were $471,388 and the effect on net income was $7,839,214. The income tax savings related to the recapitalization plan was limited by Section 162(m) of the Internal Revenue Code. The effect on net income is as follows:

Nine months ended
December 31, 2005

Compensation expense	$8,221,826
Professional fees	471,388
8,693,214
Income tax benefit	(854,000)
Effect on net income	$7,839,214

2.	Gift Card/Certificate Redemption

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

During the fiscal year ended March 31, 2005 and prior periods, the Company recognized Breakage at the time of issuance of Gift Cards. During the first quarter of fiscal 2006, the Company changed the method of accounting to recognize Breakage at the time of redemption of Gift Cards. Accordingly, the Company recognizes Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. The effect of the change in accounting to record Breakage at the time of redemption is immaterial to the Company’s financial position and results of operations. The revenue from Breakage is included in the income statement line item “Net sales” and amounted to $120,000 and $210,000 for the three months ended December 31, 2005 and 2004, respectively, and $249,000 and $353,000 for the nine months ended December 31, 2005 and 2004, respectively.

3.  Earnings (loss) per Share

Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

A reconciliation is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss)	$3,049,031	$3,718,660	$(1,725,030)	$5,449,331

Weighted average number of common shares:
Basic	13,583,786	13,351,068	13,468,942	13,359,262
Effect of dilutive securities – stock options	595,562	1,101,646	–	1,064,806
Diluted	14,179,348	14,452,714	13,468,942	14,424,068

Class A and Class B earnings (loss) per share:
Basic	$0.22	$0.28	$(0.13)	$0.41
Effect of dilutive securities – stock options	$–	$0.02	$–	$0.03
Diluted	$0.22	$0.26	$(0.13)	$0.38

_________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million for the nine month period ended December 31, 2005. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

An aggregate of 21,000 and 1,665,168 options for the three and nine months ended December 31, 2005, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company's net income would have been:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net income (loss) as reported	$3,049,031	$3,718,660	$(1,725,030)	$5,449,331
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	–	–	7,541,662	–
Cancellation of Sport Chalet Option, LLC	–	–	747,351	–
Deduct:
Sport Chalet Option, LLC	–	87,164	–	261,495
Stock-based compensation expense from recapitalization	–	–	(7,541,662)	–
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	128,497	60,130	251,185	147,542
Pro forma net income (loss)	$2,920,534	$3,571,366	$(1,228,864)	$5,040,294

Class A and Class B earnings (loss) per share
As reported – basic	$0.22	$0.28	$(0.13)	$0.41
As reported – diluted	$0.22	$0.26	$(0.13)	$0.38

Pro forma – basic	$0.22	$0.27	$(0.09)	$0.38
Pro forma – diluted	$0.21	$0.25	$(0.09)	$0.36

_________________
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to the 2005 selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million for the nine month period. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in footnote 1.

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

The Company’s founder had granted an option to purchase all of the shares of the Company’s Common Stock held by his family trust to Sport Chalet Option, LLC, a limited liability company owned by certain members of the Company’s management. For financial accounting purposes, the grant of this option has been treated in a manner consistent with a grant of an option by the Company to employees. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company has not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option was being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, “Accounting for Stock-Based Compensation.” This option was terminated concurrent with the effectiveness of the recapitalization plan.

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

The parties reached a settlement which has been preliminarily approved by the Court.   Without admitting any liability, the Company has agreed to pay money to a class of hourly employees who allegedly were denied their proper break periods or who were required to comply with the store dress code.  The Company has also agreed to spend money to upgrade its labor software system, to provide shirts to its employees, and to improve its lunch/break rooms.   The maximum amount of the settlement is $2,250,000, of which $1,000,000 has been fully reserved as of June 30, 2005. Over the next six years, the remaining $1,250,000 is designated for the software system, shirts, and lunch/break rooms and will be expensed or capitalized as incurred following the Company’s normal accounting policies. See “Item 1 - Legal Proceedings.”

On July 22, 2005, a purported stockholder of the Company brought an action captioned Miriam Gruber v. Sport Chalet, Inc., Norbert Olberz, Irene Olberz, Craig L. Levra, Howard K. Kaminsky, Al D. McCready, Eric S. Olberz, Frederick H. Schneider, John R. Attwood, Donald J. Howard and Kenneth Olson, in the Court of Chancery of the State of Delaware. The action, which was purportedly brought individually, derivatively and as a class action on behalf of the public stockholders of the Company, challenged the recapitalization and the associated transactions described below in “Item 5 - Other Information.” The complaint alleged that defendants breached their fiduciary duties to the Company's public stockholders by, among other things, (i) diverting an opportunity of the Company to Messrs. Levra and Kaminsky, the Chief Executive Officer and Chief Financial Officer, respectively; (ii) failing to seek the best available transaction that would maximize the benefits for the Company and all its stockholders; (iii) approving transactions which were entirely fair to the Company and its public stockholders and (iv) attempting to entrench themselves in office. The complaint sought, among other things, (i) a preliminary and permanent injunction against the recapitalization; (ii) a declaration that the defendants breached their fiduciary duties; (iii) damages and (iv) an award of attorneys' fees and expenses.

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

On September 27, 2005, a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") was executed by the parties through their respective counsel. The Settlement was subject to various conditions, including Court approval.

On November 29, 2005, the Court approved the Settlement at a hearing, and dismissed the action with prejudice. In addition, the Court awarded plaintiff's counsel attorneys' fees and expenses in an aggregate amount of $480,000. See “Item 1 - Legal Proceedings.”
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

Overview

Sport Chalet, Inc. is a leading operator of 39 full-service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, the Company’s Chairman Emeritus and founder (the “Founder”), purchased a small ski and tennis shop in La Canada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. The Company continues this tradition and is focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to the prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

The Company’s growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada and Arizona as suitable locations are found. Over the past three years, the Company has opened eleven new stores, three of which were the Company’s initial expansion into Arizona. For fiscal 2007, the Company expects to open four to eight new stores. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and the ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Stores have generally required three to four years to attract a stable, mature customer base.

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

In the second quarter of fiscal 2006, the Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s Founder to certain members of the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests. The recapitalization doubled the Company’s total number of shares outstanding. Therefore, the recapitalization plan had the same effect on earnings per share as a 2-for-1 stock split. Shares transferred by the Founder to certain members of management were treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company recorded a one-time charge based on the stock price at the time of the transfer of approximately $8.6 million. See “Item 5 - Other Information.”

Quarterly results of operations for fiscal 2005 and 2006, as adjusted to reflect the recapitalization plan discussed above for the Class A and Class B Common Stock, were as follows:

	Three months ended,
Class A and Class B	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
Earnings per share:
Basic	$0.01	$0.12	$0.28	$0.06
Diluted	$0.01	$0.11	$0.26	$0.05

	Three months ended,
Class A and Class B	June 30, 2005	September 30, 2005	December 31, 2005
Earnings (loss) per share:
Basic	$0.03	$(0.38)	$0.22
Diluted	$0.03	$(0.38)	$0.22

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004.

The following tables set forth statements of income data and relative percentages of net sales for the three months ended December 31, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	Three months ended December 31,

	2005			2004			Dollar Increase	Percentage Increase
	Amount	Percent		Amount	Percent
Net sales	$99,664	100.0%		$96,124	100.0%		$3,540	3.7%
Gross profit	31,743	31.9%		31,246	32.5%		497	1.6%
Selling, general and administrative expenses	26,435	26.5%		24,906	25.9%		1,529	6.1%
Income from operations	5,308	5.3%		6,340	6.6%		(1,032)	(16.3%	)
Interest expense	(174)	(0.2%	)	(146)	(0.2%	)	(28)	19.2%
Income before taxes	5,133	5.2%		6,194	6.4%		(1,061)	(17.1%	)
Income tax provision	2,084	2.1%		2,476	2.6%		(392)	(15.8%	)
Net income	3,049	3.1%		3,718	3.9%		(669)	(18.0%	)

Class A and Class B earnings per share:
Basic	$0.22			$0.28			$(0.06)	(21.4%	)
Diluted	$0.22			$0.26			$(0.04)	(13.7%	)

Sales increased $3.5 million, or 3.7%, from $96.1 million for the three months ended December 31, 2004 to $99.7 million for the same period this year. The sales growth is due to six new stores which resulted in a $5.4 million increase in sales, or 5.5%, partially offset by a same store sales decrease of 1.8%. Three new stores were opened in the third quarter of fiscal 2005 and three new stores were opened in the third quarter of fiscal 2006. The same store sales decrease is due to colder weather early in the quarter last year that helped stimulate demand for winter apparel and equipment. Excluding sales of winter related merchandise, same store sales increased 3.0% for the three months ended December 31, 2005 compared to the same period last year. Same store sales are based upon stores opened throughout both periods presented and exclude team sales.

Gross profit increased $497,000, or 1.6%, primarily from increased sales. As a percent of sales, gross profit decreased from 32.5% for the three months ended December 31, 2004 to 31.9% for the same period this year. The decrease in gross profit as a percent of sales is primarily due to higher rent expense for the new stores.

Selling, general and administrative expenses increased $1.5 million, or 6.1%, primarily from expenses related to additional stores, such as labor and advertising. As a percent of sales, these expenses increased from 25.9% for the three months ended December 31, 2004 to 26.5% for the same period this year. The increase is primarily from $866,000 of increased advertising, partially for the holiday season and also to promote stores in the new Arizona market. Improvements obtained from mature stores are partially offset by new stores which take time to reach operating efficiency.

The effective income tax rate was 40.0% for the three months ended December 31, 2004 compared to 40.6% for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

Net income decreased $669,000, or 18.0%, from $3.7 million, or $0.26 per diluted share, for the three months ended December 31, 2004 to $3.0 million, or $0.22 per diluted share, for the same period this year.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004.

The following tables set forth statements of income data and relative percentages of net sales for the nine months ended December 31, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	Nine months ended December 31,

GAAP	2005			2004			Dollar Increase	Percentage Increase
	Amount	Percent		Amount	Percent
Net sales	$253,541	100.0%		$230,270	100.0%		$23,271	10.1%
Gross profit	79,005	31.2%		71,312	31.0%		7,693	10.8%
Selling, general and administrative expenses	77,283	30.5%		61,983	26.9%		15,300	24.7%
Income from operations	1,722	0.7%		9,329	4.1%		(7,607)	(81.5%	)
Interest expense	(189)	(0.1%	)	(237)	(0.1%	)	48	(20.3%	)
Income before taxes	1,533	0.6%		9,092	3.9%		(7,559)	(83.1%	)
Income tax provision	3,258	1.3%		3,643	1.6%		(385)	(10.6%	)
Net income (loss)	(1,725)	(0.7%	)	5,449	2.4%		(7,174)	(131.7%	)

Class A and Class B earnings (loss) per share:
Basic	$(0.13)			$0.41			$(0.54)	(131.7%	)
Diluted	$(0.13)			$0.38			$(0.51)	(134.2%	)

	Nine months ended December 31,

Non-GAAP	2005			2004			Dollar Increase	Percentage Increase
	Amount	Percent		Amount	Percent
Net sales	$253,541	100.0%		$230,270	100.0%		$23,271	10.1%
Gross profit	79,005	31.2%		71,312	31.0%		7,693	10.8%
Selling, general and administrative expenses	68,589	27.1%		61,983	26.9%		6,606	10.7%
Income from operations	10,415	4.1%		9,329	4.1%		1,086	11.6%
Interest expense	(189)	(0.1%	)	(237)	(0.1%	)	48	(20.3%	)
Income before taxes	10,225	4.0%		9,092	3.9%		1,133	12.5%
Income tax provision	4,111	1.6%		3,643	1.6%		468	12.8%
Net income	6,114	2.4%		5,449	2.4%		665	12.2%

Class A and Class B earnings per share:
Basic	$0.45			$0.41			$0.04	9.8%
Diluted	$0.44			$0.38			$0.06	15.8%

The following table sets fourth reconciliations of non-GAAP results of operations measures to the nearest comparable GAAP measures. Compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to past results:
	Nine months ended December 31, 2005

	GAAP	Adjustments	Non-GAAP

Selling, general and administrative expenses	$77,283	$(8,693)	$68,589
Income from operations	1,722	8,693	10,415
Income before taxes	1,533	8,693	10,225
Income tax provision	3,258	(854)	4,111
Net income (loss)	$(1,725)	$7,839	$6,114

Class A and Class B earning (loss) per share:
Basic	$(0.13)	$0.58	$0.45
Diluted	$(0.13)	$0.56	$0.44

Sales increased $23.3 million, or 10.1%, from $230.3 million for the nine months ended December 31, 2004 to $253.5 million for the same period this year. The sales growth is due to eight new stores which resulted in a $20.1 million increase in sales, or 8.1%, as well as a same store sales increase of 1.3%. Two new stores were opened in the second quarter of fiscal 2005, three new stores were opened in the third quarter of fiscal 2005 and three new stores were opened in the third quarter of fiscal 2006. Excluding sales of winter related merchandise, same store sales increased 3.5% for the nine months ended December 31, 2005 compared to the same period last year. Same store sales are based upon stores opened throughout both periods presented and exclude team sales.

Gross profit increased $7.7 million, or 10.8%, primarily from increased sales. As a percent of sales, gross profit increased from 31.0% for the nine months ended December 31, 2004 to 31.2% for the same period this year. The increase in gross profit as a percent of sales is primarily due to better inventory assortments and an improvement in inventory shrinkage, partially offset by higher rent expense for the new stores.

Selling, general and administrative expenses increased $15.3 million, or 24.7%, primarily from the recapitalization plan. The $8.7 million in expenses related to the recapitalization plan were approximately $8.2 million from the compensation charge and $471,000 in professional fees. As a percent of sales, these expenses increased from 26.9% for the nine months ended December 31, 2004 to 30.5% for the same period this year.

Excluding the effect of the recapitalization plan, selling, general and administrative expenses increased $6.6 million, or 10.7%, primarily from expenses related to additional stores, such as labor and advertising. As a percent of sales, these expenses increased from 26.9% for the nine months ended December 31, 2004 to 27.1% for the same period this year. Improvements obtained from mature stores are partially offset by new stores which take time to reach operating efficiency.

The tax savings related to the recapitalization plan was limited to $854,000 by Section 162(m) of the Internal Revenue Code. The effective income tax rate was 40.1% for the nine months ended December 31, 2004 compared to 40.2% excluding the effect of the recapitalization plan for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.

Net income decreased $7.2 million, or 131.7%, from $5.4 million, or $0.38 per diluted share, for the nine months ended December 31, 2004 to a loss of $1.7 million, or a loss of $0.13 per diluted share, for the same period this year, primarily as a result of the recapitalization plan.

Excluding the effect of the recapitalization plan, net income increased $665,000, or 12.2%, from $5.4 million, or $0.38 per diluted share, for the nine months ended December 31, 2004 to $6.1 million, or $0.44 per diluted share, for the same period this year.

Liquidity and Capital Resources

The Company’s primary capital requirements are for inventory and store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met the Company’s liquidity needs. Management believes that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases. For the nine months ended December 31, 2005, $10.8 million was provided by operating activities compared to $17.9 million for the same period last year.

Inventories increased by $23.5 million and $21.2 million for the nine months ended December 31, 2005 and 2004, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory. The Company began the current fiscal year with relatively more inventory than the prior fiscal year as average inventory per store increased 3.4% at March 31, 2005 compared to March 31, 2004, which was due to the planned early arrival of spring merchandise. Average inventory per store increased 8.4% at December 31, 2005 compared to December 31, 2004, primarily due to the investment in merchandise that exhibited exceptional sales growth combined with other areas where sales did not meet expectations. The merchandise related to the areas that did not meet sales expectations is generally not seasonal or fashion oriented and the Company expects to sell these products down to historical levels over the next two quarters.

Historically, accounts payable has increased as inventory increases. In the nine months ended December 31, 2005, accounts payable increased by $14.2 million as compared to an increase of $20.5 million for the nine months ended December 31, 2004. The relative change as compared to inventory levels is the result of the payment of additional merchandise received in October as compared to the same period last year.

Net cash used in investing activities for the nine months ended December 31, 2005 was $14.7 million compared to $14.1 million for the same period ended December 31, 2004. For the nine months ended December 31, 2005, the Company completed four store remodels, opened three new stores, incurred expenditures for a new store opening in the fourth quarter of fiscal 2006 and commenced implementation of the Marketmax merchandise planning software project. For the nine months ended December 31, 2004 the Company completed two store remodels and opened five new stores.

The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (7.0% at December 31, 2005) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of December 31, 2005 are its store leases with initial terms expiring from 2006 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$25,064,659	$169,500
2 - 3 years	48,874,982	339,000
4 - 5 years	44,505,010	339,000
After 5 years	80,660,134	678,000
Total	$199,104,785	$1,525,500

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $3.0 million relating to purchase commitments were outstanding as of December 31, 2005 and expire within one year.

No cash dividends were declared on the capital stock in the first three quarters of fiscal 2006. The Company intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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

During the fiscal year ended March 31, 2005 and prior periods, the Company recognized Breakage at the time of issuance of Gift Cards. During the first quarter of fiscal 2006, the Company changed the method of accounting to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption is immaterial to the Company’s financial position and results of operations. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $120,000 and $210,000 for the three months ended December 31, 2005 and 2004, respectively, and approximately $249,000 and $353,000 for the nine months ended December 31, 2005 and 2004, respectively.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on the Company’s history of operating earnings, no valuation allowance has been recorded as of December 31, 2005. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact the Company’s financial position and results of operations.

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

Terrorist attacks or acts of war may seriously harm the Company’s business. Terrorist attacks may cause damage or disruption to the Company’s employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause the Company to suffer in ways that the Company currently cannot predict. Such terrorist attacks could cause ports to or through which the Company or its vendors ship, such as the Ports of Los Angeles and Long Beach, to be shut down, thereby preventing the delivery of products to the Company’s stores. The Company’s geographical focus in California, Nevada and Arizona may make the Company more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

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

Because the Company’s stores are concentrated in the western portion of the United States, it is subject to regional risks. Currently, most of the Company’s stores are located in Southern California (28) and the balance is located in Northern California (5), Central California (1), the Las Vegas area of Nevada (2) and the Phoenix area of Arizona (3). Accordingly, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by Southern California residents has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on the Company’s sales and profitability and this could also affect the Company’s ability to implement its planned growth. In addition, many of the Company’s vendors rely on the Ports of Los Angeles and Long Beach to process the Company’s shipments. Any disruption or congestion at the ports could impair the Company’s ability to adequately stock its stores. Several of the Company’s competitors operate stores across the United States and, thus, are not as vulnerable as the Company to such regional risks.

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

The Company is controlled by its Founder and management, whose interests may differ from other stockholders. At February 7, 2006, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, collectively owned approximately 66% of the Company’s outstanding Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

The Company seeks to minimize these risks by the use of backup facilities and redundant systems. Nevertheless, any failure that causes an interruption in the Company's operations or a decrease in inventory tracking could result in reduced net sales.

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

Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable. At February 7, 2006, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company's Chairman and Chief Executive Officer, and Howard Kaminsky, the Company's Chief Financial Officer, collectively owned approximately 66% of the Company's outstanding Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

The Company's Certificate of Incorporation contains certain other provisions that may have an "anti-takeover" effect. The Company's Certificate of Incorporation does not provide for cumulative voting and, accordingly, a significant minority stockholder could not necessarily elect any designee to the Board. The Company's Certificate of Incorporation also provides that the Board shall be divided into three classes, as nearly equal in number as possible, which are elected for staggered three-year terms and, accordingly, it could take at least two annual meetings to change a majority of the Board. As a result of these provisions in the Company's Certificate of Incorporation, stockholders of the Company may be deprived of an opportunity to sell their shares at a premium over prevailing market prices and it would be more difficult to replace the directors and management of the Company.

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

We answered the complaint, denying the material allegations and asserting numerous affirmative defenses. The parties then engaged in significant discovery and Plaintiffs filed a Motion for Class Certification. We opposed the Motion for Class Certification. The parties then reached a settlement which has been preliminarily approved by the Court.  In mid-2006, the parties will seek final approval of the settlement. Without admitting any liability, we have agreed to pay money to a class of hourly employees who allegedly were denied their proper break periods or who were required to comply with the store dress code.  We have also agreed to spend money to upgrade our labor software system, to provide shirts to our employees, and to improve our lunch/break rooms.   The maximum amount of the settlement is $2,250,000, of which $1,000,000 has been fully reserved as of June 30, 2005. Over the next six years, the remaining $1,250,000 is designated for the software system, shirts, and lunch/break rooms and will be expensed or capitalized as incurred following the Company’s normal accounting policies.

On July 22, 2005, a purported stockholder of the Company brought an action captioned Miriam Gruber v. Sport Chalet, Inc., Norbert Olberz, Irene Olberz, Craig L. Levra, Howard K. Kaminsky, Al D. McCready, Eric S. Olberz, Frederick H. Schneider, John R. Attwood, Donald J. Howard and Kenneth Olson, in the Court of Chancery of the State of Delaware. The action, which was purportedly brought individually, derivatively and as a class action on behalf of the public stockholders of the Company, challenged the recapitalization and the associated transactions described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.” The complaint alleged that defendants breached their fiduciary duties to the Company's public stockholders by, among other things, (i) diverting an opportunity of the Company to Messrs. Levra and Kaminsky; (ii) failing to seek the best available transaction that would maximize the benefits for the Company and all its stockholders; (iii) approving transactions which were not entirely fair to the Company and its public stockholders and (iv) attempting to entrench themselves in office. The complaint sought, among other things, (i) a preliminary and permanent injunction against the recapitalization; (ii) a declaration that the defendants breached their fiduciary duties; (iii) damages and (iv) an award of attorneys' fees and expenses.

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

On September 27, 2005, a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") was executed by the parties through their respective counsel. The Settlement was subject to various conditions, including Court approval.

On November 29, 2005, the Court approved the Settlement at a hearing, and dismissed the action with prejudice. In addition, the Court awarded plaintiff's counsel attorneys' fees and expenses in an aggregate amount of $480,000.

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

Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. SEC rules provide that any such proposal to be included in the proxy statement for the Company’s 2006 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2005 annual meeting in a form that complies with applicable regulations. The date of the Company’s proxy statement for the 2005 annual meeting was September 6, 2005. If the date of the 2006 annual meeting is advanced or delayed more than 30 days from the date of the 2005 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2006 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2006 annual meeting.

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

The 2006 annual meeting of stockholders is presently expected to be held on or about August 15, 2006. Upon any determination that the date of the 2006 annual meeting will be advanced or delayed from this date, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

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

Recapitalization Plan

In the second quarter of fiscal 2006, the Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s founder (the “Founder”) to certain members of the Company’s management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig L. Levra, Chairman and Chief Executive Officer, and Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests.

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

The Founder transferred 974,150 shares of Class B Common Stock to Craig L. Levra and Howard K. Kaminsky, which was intended to give them approximately 45% of the combined voting interests of Class B and Class A Common Stock when added to the shares of Sport Chalet they then owned. These shares of Class B Common Stock transferred by the Founder to certain members of management are treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company recorded a one-time charge based on the stock price at the time of the transfer of approximately $8.6 million. For a description of certain litigation relating to the recapitalization plan, see “Item 1 - Legal Proceedings.”

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

Item 6.  Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, File No. 33-53120)

3.2	Bylaws of Sport Chalet, Inc. as amended (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-8, File No. 333-107683)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sport Chalet, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2005)

4.1	Form of Certificate for Class A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on September 29, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

Date: February 8, 2006	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)