Form 10-K
period 2006-03-31
SPORT CHALET INC
filed 2006-06-22
CIK 892907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-20736
Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

a. Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Sport Chalet Drive, La Cañada, California	91011
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 949-5300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock and Class B Common Stock, $0.01 par value
(Title of classes)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2005, was approximately $39.5 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.
At June 12, 2006, there were 12,057,782 shares of Class A Common Stock outstanding and 1,705,154 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2006.

PART I
     This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. You are cautioned not to place undue reliance on forward-looking statements as predictions of actual results. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which are discussed in further detail under “Item 1A. Risk Factors.” We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, which speak only as of the date made.
ITEM 1. BUSINESS
General
     Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise), is a leading operator of 40 full-service, specialty sporting goods stores in California, Nevada and Arizona. As of March 31, 2006, we had 29 locations in Southern California, five in Northern California, one in Central California, two in Nevada and three in Arizona. These stores average 39,800 square feet in size. In addition, we operate a retail e-commerce store through GSI Commerce, Inc. at www.sportchalet.com. We reincorporated as a Delaware corporation in 1992. Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.
Operating History and Growth Plans
     In 1959, Norbert Olberz, our Chairman Emeritus and founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. As a true pioneer in the industry, Norbert’s mission was three simple things. To “see things through the eyes of the customer”; “to do a thousand things a little bit better”; and to focus on “being the best, not the biggest.” Over the last 47 years, Sport Chalet has grown into a chain of 40 specialty sporting goods stores serving California, Nevada and Arizona.
     Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada and Arizona as suitable locations are found. Over the past three years, we have opened twelve new stores, five of which include our recent expansion into the Northern California market, one in the Central California market and three in the Phoenix, Arizona market. We currently plan to open five stores during the next 12 months. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. For fiscal 2006, average sales per store for stores open throughout both fiscal 2006 and fiscal 2005 were $9.4 million, with corresponding average sales per square foot of $238.
     Store openings are expected to have a favorable impact on sales volume, but to negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base. We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, such as the costs associated with training employees and stocking the store. Cash requirements for opening costs of each new store can vary significantly depending on how much the landlord has agreed to contribute to our required improvements.
     Our sales partially depend on the economic environment and level of consumer spending in California, Nevada and Arizona. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas have had, and may in the future have, a materially adverse effect on our results of operations.
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
     Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pool for SCUBA and watersports instruction and demonstrations, and a 100 foot shoe wall, among other improvements. In coming years we plan to retro-fit certain mature stores to conform to the prototype. During fiscal 2007, two stores will be remodeled, with expected grand re-openings in fall of 2007. For both new stores and remodels, we continually update our prototype format to remain competitive. While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many prototype design elements as possible. We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of capital. Once a store is selected for remodel, an estimate of fixtures and leasehold improvements requiring disposal is prepared. The remaining book-value of these items is fully expensed over the period prior to the completion of the remodel. With the scheduled new store openings and remodels, 52% of our store base will be three years old or less.
     Our stores feature a number of distinct, specialty sporting goods divisions, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and nontraditional merchandise such as snowboarding, mountaineering and SCUBA. The merchandise appeals to both experts and beginners. In addition, our stores offer over 40 services for the serious sports enthusiast, including backpacking, canyoneering, and kayaking instruction, custom golf club fitting and repair, ski rental and repair, SCUBA training and certification, SCUBA boat charters, team sales, racquet stringing, and bicycle tune-up and repair. Although the revenues generated by these support services are not material, these services further differentiate us from our competitors. Our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.
     The following table illustrates our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items such as apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Year Ended March 31,
	2006	2005	2004
Hardlines	52%	53%	53%
Apparel	29%	28%	28%
Footwear	19%	19%	19%

Total	100%	100%	100%

     We operate our online store through GSI Commerce, Inc. (“GSI”) at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. We receive a license fee based on a percentage of sales generated by the website. The licensing fee is not material to total revenues.
     The market for retail sporting goods is seasonal in nature. As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season. In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly winter-sports related products. In recent years, the months of November, December and January represented between 30% and 34% of our total net sales, while winter-related products ranged from 15% to 19% of total net sales. We anticipate this seasonal trend in sales will continue. We respond to changes in mid-season weather by maintaining flexibility in product placement at the stores and the marketing of product offerings. See “Item 1A. Risk Factors – Seasonal fluctuations in the sales of sporting goods could cause our operating results to suffer.”
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
Purchasing and Distribution
     In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from over 1,000 vendors. Vendor payment terms typically range from 30 to 120 days from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 8.1% and 8.2% of our total inventory purchases for fiscal 2006 and 2005, respectively.
     We operate one distribution center, a 326,000 square foot facility located in Ontario, California. The distribution center serves as the primary receiving, distribution and warehousing facility. A minimal amount of merchandise is shipped directly by vendors to our stores. Most of the product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery. Some of the product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for the stores. Due to the efficiencies cross-docking creates, we encourage vendors to pre-package their merchandise in a floor-ready manner. Some of the merchandise is held at the distribution center for future allocation to the stores based on current sales trends as directed by our computerized replenishment and allocation systems to optimize inventory levels. We believe that the advantages of a single distribution center include reduced individual store inventory levels and better use of store floor space, timely inventory replenishment of store inventory needs, consolidated vendor returns, and reduced transportation costs. Common carriers deliver merchandise to our stores.
     We use a sophisticated computerized replenishment system from JDA Software Group, Inc. The JDA E3 system consists of three modules: (i) warehouse replenishment, which manages purchases from vendors, (ii) store replenishment, which manages shipments from the warehouse to stores, and (iii) network optimization, which synchronizes the two systems. In addition, we utilize the JDA Consumer Outlook and Pinpoint seasonal profile software to help identify, create and manage the seasonal trends of our merchandise. Currently, we utilize the E3 system to manage approximately 57% of our total inventory. The remaining 43% of the inventory purchases historically was managed by traditional methods conducted by the buying staff on a short-term purchase order basis.

     During fiscal 2006, for merchandise planning and allocation we began using the SAS Marketmax software solution. The software solution includes merchandise planning, open-to-buy management, assortment planning, store clustering, high performance forecasting, performance analysis and allocation. We have converted our merchandise planning and open-to-buy management from a traditional spreadsheet-based, buyer-managed process to the robust functionality of Marketmax which is managed by our new merchandise planning department. With the deployment of the Marketmax allocation solution, we now allocate merchandise to our stores based on trends and statistical modeling while increasing our flow-through at our distribution center. We believe this technology package will continue to allow us to better plan and forecast our business and leverage the information to create optimal store assortments and allocate merchandise in a more precise and proactive manner.
     As part of our store systems upgrade during fiscal 2007 we will add CRS’ EnterpriseSelling software which will replace our manual processes of locating and transferring products for a customer. This software will allow us to quickly close a sale and ship merchandise from our optimal location to the customer’s preferred destination.
Information Systems
     We use a “best of breed” approach to information systems. All new systems communicate with a legacy system that has become the centralized data repository and the primary financial system. Our inventory systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and allow us to improve overall inventory management by identifying individual SKU activity by location and projecting trends and replenishment needs on a timely basis. Although we believe these systems have historically enabled us to increase margins by reducing inventory and markdowns while strengthening our in-stock positions, we feel these systems should now be upgraded as part of our comprehensive review of internal control over financial reporting while also enhancing our ability to grow. We are currently researching software to replace the legacy inventory and financial applications.
     The legacy system operates on a Sun computer. Store systems utilize the Encore Retail Suite of applications from CRS Retail Systems but are currently being upgraded with the latest CRS RetailStore 3.0 application, including EnterpriseSelling and Returns Management, and new IBM SurePOS hardware. A custom rental program has been added to the store system. Merchandise replenishment is controlled by E3 software from JDA, running on an IBM iSeries. The processing of debit/credit card authorization allows on-line debit and signature capture. The distribution center uses warehouse management software from HighJump Software (a 3M Company). HighJump is web-enabled, real-time, scaleable software that can expand to meet the demands of our growth plans.
Recapitalization Plan
     In September 2005, our stockholders approved a recapitalization plan designed to facilitate the orderly transition of control from our Founder to certain members of management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan consisted of (1) the reclassification of each outstanding share of Common Stock as 0.25 share of Class B Common Stock, (2) the issuance of seven shares of Class A Common Stock for each outstanding share of Class B Common Stock and (3) the transfer of a portion of the Founder’s ownership to Craig Levra, Chairman and Chief Executive Officer, and Howard Kaminsky, Executive Vice President — Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests.
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
     The recapitalization doubled our total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split. However, the establishment of dual classes of Common Stock did not affect the relative voting or equity interests of existing stockholders since the reclassification of Common Stock and issuance of a stock dividend affected each stockholder in proportion to the number of shares previously owned. The Class A Common Stock and the Class B Common Stock will generally vote on all matters as a single class. The holders of the Class A Common Stock and Class B Common Stock will vote as a separate class on any reverse stock split which results in holders of more than 5% of such class being converted into fractional shares. The holders of Class A Common Stock, voting as a separate class, are also entitled to elect one director, and the affirmative vote of the holders of a majority of the shares of Class A Common Stock, voting as a separate class, will be required to amend certain provisions of the Company’s Certificate of Incorporation. The recapitalization plan also included certain protection features for holders of Class A Common Stock in an effort to ensure parity in the trading of the two classes of Common Stock.
     The Founder transferred 974,150 shares of Class B Common Stock to Craig Levra and Howard Kaminsky, which was intended to give them approximately 45% of the combined voting interests of Class B and Class A Common Stock when added to the shares of Sport Chalet stock they then owned. These shares of Class B Common Stock transferred by the Founder are treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. For the fiscal year ended March 31, 2006, the contribution to capital and related compensation expense was $8,221,826, the recapitalization plan expenses were $471,388 and the effect on net income was $7,839,214. The tax savings related to the recapitalization plan was limited to $854,000 as the transfer of shares resulted in compensation expense in excess of the specified limits for tax purposes. The effect on net income is as follows:

Fiscal Year ended
March 31, 2006
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
Industry and Competition
     The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:
•	full-line sporting goods chains, such as The Sports Authority, Dick’s Sporting Goods and Copeland Sports;

•	specialty stores, such as REI, Bass Pro, Foot Locker, Finish Line, Chicks and Adventure 16;

•	supplier-owned stores, such as Nike, The North Face, adidas, New Balance and Puma;

•	mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target and Kohl’s, Macy’s and Nordstroms; and

•	Internet retailers and catalog merchandisers, such as Cabela’s and Sportsman’s Guide.
     Many of these competitors have greater financial resources than we do, or better name recognition in regions into which we seek to expand. Our industry is dominated by sporting goods superstore retailers, i.e., full-line sporting goods chains with stores typically larger than 30,000 square feet. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Specialty retailers often have the advantage of a lower cost structure and a smaller “footprint” that can be located in shopping centers and strip malls, offering more customer convenience. Many of these competitors have an online store, offering customers easy access to merchandise.
     Historically, we have distinguished ourselves from our competitors by providing a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise than other superstore retailers in the California, Nevada and Arizona areas. We believe that our broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by our well-trained sales associates, differentiates us from discount and department stores, traditional and specialty sporting goods stores and other superstore operations.
     Our format takes advantage of several significant trends and conditions in the sporting goods industry. These conditions include the size of the industry, fragmented competition, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.
Employees
     As of March 31, 2006, we had a total of approximately 3,149 full and part-time employees, 2,841 of whom were employed in our stores and 308 of whom were employed in warehouse and delivery operations or in executive office positions. None of our employees are covered by a collective bargaining agreement. We encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations. A typical store has approximately 75 employees, of whom 20 to 40 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.
     We are committed to the growth and training of our employees in order to provide “The Experts” in product knowledge and service to our customers. Our “Certified Pro” program encourages employees to attend product-line-specific clinics and receive hands-on training to improve technical product and service expertise. Only after completing all of the clinics and training, in addition to passing specific testing, may an associate be considered a Certified Pro. Certified Pro certification is offered in 19 different service disciplines and is a requirement for new associates in their areas of expertise. Being knowledgeable and informed allows our work force to meet the customer’s needs and enhance their shopping experience.
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

ITEM 1A. RISK FACTORS
     Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained in this report. This Annual Report on Form 10-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.
     Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning in its fiscal year 2008, to perform an evaluation of its internal control over financial reporting and have its independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and will require significant attention of the Company’s management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors’ attestation on time. If the Company discovers a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements, cause the delisting of its Common Stock from Nasdaq and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.
     A downturn in the economy may affect consumer purchases of discretionary items, which would reduce our net sales.
     The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits has had, and in the future may have, a materially adverse effect on our results of operations.
     Terrorist attacks or acts of war may harm our business.
     Terrorist attacks may cause damage or disruption to our employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause us to suffer in ways that we currently cannot predict. Our geographical focus in California, Nevada and Arizona may make us more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.
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
     Currently, most of our stores are located in Southern California and the balance is located in Northern California, Central California, Nevada and Arizona. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.
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
     We are controlled by our Founder and management, whose interests may differ from other stockholders.
     At June 12, 2006, Norbert Olberz, the Company’s Chairman Emeritus, director and founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, collectively owned approximately 67% of the Company’s outstanding Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.
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
     The price of our Class A Common Stock and Class B Common Stock may be volatile.
     Our Class A Common Stock and Class B Common Stock are thinly traded making it difficult to sell large amounts. The market prices of our Class A Common Stock and Class B Common Stock are likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Class A Common Stock and Class B Common Stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of our Class A Common Stock and Class B Common Stock.
     Provisions in the Company’s charter documents could discourage a takeover that stockholders may consider favorable.
     At June12, 2006, Norbert Olberz, the Company’s Chairman Emeritus, director and founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, collectively owned approximately 67% of the Company’s outstanding Class A and

Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company’s Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.
     The Company’s Certificate of Incorporation contains certain other provisions that may have an “anti-takeover” effect. The Company’s Certificate of Incorporation does not provide for cumulative voting and, accordingly, a significant minority stockholder could not necessarily elect any designee to the Board of Directors. The Company’s Certificate of Incorporation also provides that the Board of Directors shall be divided into three classes, as nearly equal in number as possible, which are elected for staggered three-year terms and, accordingly, it could take at least two annual meetings to change a majority of the Board of Directors. As a result of these provisions in the Company’s Certificate of Incorporation, stockholders of the Company may be deprived of an opportunity to sell their shares at a premium over prevailing market prices and it would be more difficult to replace the directors and management of the Company.
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
     Changes in our comparable store sales results could affect the price of our Class A Common Stock and Class B Common Stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including: competition, our new store openings and remodeling, general regional and national economic conditions, actions taken by our competitors, consumer trends and preferences, changes in the shopping centers in which we are located, new product introductions and changes in our product mix, timing and effectiveness of promotional events, lack of new product introductions to spur growth in the sale of various kinds of sports equipment, and weather. Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our Class A Common Stock and Class B Common Stock to fluctuate significantly.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     At March 31, 2006, we had 40 store locations. The following table summarizes the key information on our retail properties:

Location	Opening Date	Gross Square Footage
La Cañada (1)	June 1960	40,300
Huntington Beach (2) (4)	June 1981	50,000
La Jolla	June 1983	20,000
Mission Viejo	August 1986	30,000
Point Loma (2)	November 1987	34,600
Valencia (2) (5)	November 1987	40,000
Marina del Rey (6)	November 1989	42,300
Beverly Hills	November 1989	40,500
Brea (2) (5)	April 1990	40,500
Oxnard (2)	June 1990	40,100
West Hills (2) (6)	June 1991	44,000
Burbank	August 1992	45,000
Montclair	November 1992	18,000
Torrance (3)	November 1993	43,700
Glendora	November 1993	40,000
Rancho Cucamonga (2)	June 1994	36,000
Irvine (2)	November 1995	35,000
Laguna Niguel (4)	November 1997	40,000
Mission Valley (3)	June 1998	47,000
Long Beach	May 1999	43,000
Porter Ranch	July 1999	43,000
Temecula (4)	October 1999	40,000
Chino Hills	July 2000	40,000
Palmdale (2)	June 2001	40,000
Henderson, NV (2)	November 2001	42,000
Costa Mesa – South Coast Plaza	November 2001	41,500
Summerlin, NV (2)	November 2002	40,300
Riverside	November 2002	44,000
Antioch (2)	November 2003	40,000
Redlands (2)	November 2003	42,000
Sacramento (2)	December 2003	40,600
Roseville	August 2004	37,000
Pleasanton (2)	August 2004	40,500
Arcadia	October 2004	42,200
Elk Grove (2)	November 2004	42,000
Visalia (2)	November 2004	41,000
Happy Valley, AZ (2)	November 2005	42,000
Chandler, AZ (2)	November 2005	41,200
Scottsdale, AZ (2)	November 2005	41,500
Foothill Ranch (2)	February 2006	43,000

	Total	1,593,800

(1)	The original store opened in 1959. The existing store includes four facilities.

(2)	Includes swimming pool facility for SCUBA and kayaking instruction.

(3)	Remodels scheduled for fiscal 2007.

(4)	Remodels completed in fiscal 2006.

(5)	Remodels completed in fiscal 2005.

(6)	Remodels completed in fiscal 2004.

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
     We lease from corporations controlled by Norbert Olberz, Sport Chalet’s Chairman Emeritus and Founder (the “Founder”), our corporate office space in La Cañada and our stores in La Cañada, Huntington Beach and Porter Ranch, California. We have incurred rental expense to the Founder of $2.4 million, $2.4 million and $2.5 million in fiscal 2006, 2005 and 2004, respectively.
     Management believes that the occupancy costs under the leases with corporations controlled by the Founder described above are no higher than those which would be charged by unrelated third parties under similar circumstances.
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
     No matters were submitted to our stockholders during the fourth quarter of fiscal 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Common Shares
     Pursuant to the stockholder approved recapitalization plan that establishes two classes of Common Stock. On September 21, 2005 each outstanding share of Common Stock (“Old Common Stock”) was reclassified into 0.25 share of Class B Common Stock. On September 30, 2005 a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock was paid. The recapitalization doubled our total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split. Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Stock Market National Market System under the symbol “SPCHA” and “SPCHB”, respectively. The Old Common Stock was traded under the symbol SPCH. The following table reflects the range of high and low sale prices of our Old Common Stock, Class A Common Stock and Class B Common Stock for the periods indicated as reported by Nasdaq:

	Old Common Stock
Fiscal 2005	High	Low
First Quarter	$13.90	$9.65
Second Quarter	$14.00	$11.15
Third Quarter	$14.70	$11.51
Fourth Quarter	$15.00	$12.85

	Old Common Stock
Fiscal 2006	High	Low
First Quarter	$19.50	$12.84
Second Quarter	$18.14	$16.00

	Class A		Class B
Fiscal 2006	High	Low	High	Low
Second Quarter	$10.75	$8.50	$68.00	$13.00
Third Quarter	$10.20	$6.87	$15.55	$8.00
Fourth Quarter	$8.36	$7.01	$8.70	$7.12

	Class A		Class B
Fiscal 2007	High	Low	High	Low
First Quarter (through June 12, 2006)	$8.45	$7.49	$8.34	$7.50
     On June 12, 2006, the closing price of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $8.00 and $8.26, respectively. Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.
Approximate Number of Holders of Common Shares
     The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of June 12, 2006 was 154 and 170, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 1,400 beneficial owners holding stock in nominee or “street” name.
Dividend Policy
     We have not paid any cash dividends to stockholders since our initial public offering in November 1992. We currently intend to retain earnings for use in the operation and potential expansion of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration and payment of any such dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
     The following sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 31, 2006. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein. All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1. Business Recapitalization Plan.”

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share, per square foot amounts)
Statements of Income Data:
Net sales	$343,204	$309,090	$264,237	$238,033	$227,349
Cost of goods sold, buying and occupancy costs	237,137	213,429	184,047	168,519	162,368

Gross profit	106,067	95,661	80,190	69,514	64,981
Selling, general and administrative expenses (3)	101,534	85,145	72,360	62,579	57,443

Income from operations (3)	4,533	10,516	7,830	6,935	7,538
Interest expense	267	263	190	307	71

Income before taxes (3)	4,266	10,253	7,640	6,628	7,467
Income tax provision (3)	4,353	4,082	2,996	2,584	3,026

Net income (loss) (3)	$(87)	$6,171	$4,644	$4,044	$4,441

Class A and Class B earnings (loss) per share – basic (3)	$(0.01)	$0.46	$0.35	$0.31	$0.34

Class A and Class B earnings (loss) per share – diluted (3)	$(0.01)	$0.44	$0.33	$0.29	$0.32

Weighted average Class A and Class B shares outstanding:
Basic	13,506	13,361	13,291	13,230	13,174

Diluted	13,506	14,007	14,017	13,894	13,990

Selected Operating Data:
Comparable store sales increase (decrease) (1)	1.9%	5.7%	3.7%	(0.9)%	(1.1)%
Gross profit margin	30.9%	30.9%	30.3%	29.2%	28.6%
Selling, general and administrative expenses as percentage of net sales (3)	29.6%	27.5%	27.4%	26.3%	25.3%
Net cash provided by operating activities	$16,976	$17,955	$7,608	$6,513	$7,350
Depreciation and amortization	$9,226	$7,692	$6,447	$5,890	$5,143
Stores open at end of period	40	36	31	28	26
Total square feet at end of period	1,586	1,412	1,210	1,087	1,002
Net sales per square foot (2)	$238	$241	$239	$241	$247
Average net sales per store (2)	$9,351	$9,430	$9,221	$9,220	$9,453

	As of March 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$43,446	$43,116	$40,746	$37,329	$32,224
Total assets	132,238	118,789	95,057	89,492	85,510
Long-term debt	—	—	—	—	—
Total stockholders’ equity	77,468	69,110	62,811	57,456	53,223

(1)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.

(2)	Calculated by using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.

(3)	For fiscal 2006, the recapitalization plan included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million. Selling, general and administrative expenses for fiscal 2006 without the expense from the recapitalization plan are 27.1% of sales. Basic and diluted earnings per share for fiscal 2006 without the expense of the recapitalization plan are $0.57 and $0.55, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. You are cautioned not to place undue reliance on forward-looking statements as predictions of actual results. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which are discussed in further detail under “Item 1A. Risk Factors”. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, which speak only as of the date made.
     The following should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes thereto.
Overview
     We are a leading operator of 40 full service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, our Chairman Emeritus and founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.
     Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada and Arizona as suitable locations are found. We have opened twelve stores in the last three years and seventeen in the last five years. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base.
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
     We believe that the overall growth of our business will allow us to maintain or increase our operating margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain. Gross profit as a percent of sales has increased from 28.6% to 30.9% over the past five years. Our overall growth should leverage our investments in infrastructure such as the distribution center, integration of corporate facilities into a single location, E3 replenishment system, HighJump warehouse management software and Marketmax planning and allocation technology. However, these increased efficiencies and improvements in logistics are partially offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 25.3% to 27.1% over the past five years.
     In September 2005, our stockholders approved a recapitalization plan designed to facilitate the orderly transition of control from our Founder to certain members of management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan consisted of (1) the reclassification of each outstanding share of Common Stock as 0.25 share of Class B Common Stock, (2) the issuance of seven shares of Class A Common Stock for each outstanding share of Class B Common Stock and (3) the transfer of a portion of the Founder’s ownership to Craig Levra, Chairman and Chief Executive Officer, and Howard Kaminsky, Executive Vice President — Finance, Chief Financial Officer and Secretary. The recapitalization doubled our total number of shares outstanding. Therefore, the recapitalization plan had the same effect on earnings per share as a 2-for-1 stock split. Shares transferred by the Founder to Messrs. Levra and Kaminsky were treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. As a result, the Company recorded a one-time charge based on the stock price at the time of the transfer of approximately $8.7 million. See “Item 1. Business – Recapitalization Plan.”
     We are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002 which requires an extensive review and likely remediation of our internal controls. To help meet the requirements of Section 404 and enhance the Company’s ability to grow we are considering replacing our legacy merchandise and financial systems. Implementation of these new systems as well as the other work required by Section 404 will be expensive, time-consuming and will require significant attention of management. Current rules require our compliance by March 31, 2008.
     Beginning April 1, 2006, our fiscal year end will change from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the fourth quarter every five to six years. This fiscal calendar is widely used in the retail industry.
Results of Operations
     Fiscal 2006 Compared to Fiscal 2005.
     The following table sets forth statement of operations data determined in accordance with generally accepted accounting principals (“GAAP”), and the relative percentages of net sales, and the percentage increase or decrease, for the year ended March 31, 2006 and 2005 (dollar amounts in thousands, except per share amounts).

	Year ended March 31,
	2006		2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$343,204	100.0%	$309,090	100.0%	$34,114	11.0%
Gross profit	106,067	30.9%	95,661	30.9%	10,406	10.9%
Selling, general and administrative expenses	101,534	29.6%	85,145	27.5%	16,389	19.2%
Income from operations	4,533	1.3%	10,516	3.4%	(5,983)	(56.9%)
Interest expense	267	0.1%	263	0.1%	4	1.5%
Income before taxes	4,266	1.2%	10,253	3.3%	(5,987)	(58.4%)
Net income (loss)	(87)	(0.0%)	6,171	2.0%	(6,258)	(101.4%)

Class A and Class B
Earnings (loss) per share:
Basic	$(0.01)		$0.46		$(0.47)	(102.2%)
Diluted	$(0.01)		$0.44		$(0.45)	(102.3%)

All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1 Business — Recapitalization Plan.”

     To supplement consolidated financial statements presented in accordance with GAAP, non-GAAP financial measures are used as the compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to past results. The presentation of this financial information is not intended to be considered in isolation or as a substitute for financial information prepared and presented in accordance with GAAP.
     The following table sets forth statement of operations data and relative percentages of net sales, and the percentage increase or decrease, for the year ended March 31, 2006 and 2005 determined without regard to the effect of the recapitalization plan on selling, general and administrative expenses or income taxes. (dollar amounts in thousands, except per share amounts):

	Year ended March 31,
	2006		2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$343,204	100.0%	$309,090	100.0%	$34,114	11.0%
Gross profit	106,067	30.9%	95,661	30.9%	10,406	10.9%
Selling, general and administrative expenses	92,841	27.1%	85,145	27.5%	7,696	9.0%
Income from operations	13,226	3.9%	10,516	3.4%	2,710	25.8%
Interest expense	267	0.1%	263	0.1%	4	1.5%
Income before taxes	12,959	3.8%	10,253	3.3%	2,706	26.4%
Net income	7,752	2.3%	6,171	2.0%	1,581	25.6%

Class A and Class B
Earnings per share:
Basic	$0.57		$0.46		$0.11	23.9%
Diluted	$0.55		$0.44		$0.11	25.0%

All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1 — Business Recapitalization Plan.”
     The following table sets fourth reconciliations of non-GAAP results of operations measures to the nearest comparable GAAP measures. Compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to past results:

	Fiscal year ended March 31, 2006
	GAAP	Adjustments	Non-GAAP
Selling, general and administrative expenses	$101,534	$(8,693)	$92,841
Income from operations	4,533	8,693	13,226
Income before taxes	4,266	8,693	12,959
Income tax provision	4,353	(854)	5,207

Net income (loss)	$(87)	$7,839	$7,752

Class A and Class B
earning (loss) per share:
Basic	$(0.01)	$0.58	$0.57
Diluted	$(0.01)	$0.56	$0.55

     Sales increased $34.1 million, or 11.0%, from $309.1 million for the fiscal year ended March 31, 2005 to $343.2 million for fiscal 2006. The sales growth is the result of opening four stores in fiscal 2006 and five in fiscal 2005 which resulted in a $27.6 million increase in sales in addition to a comparable store sales increase of $5.4 million or 1.9%. Comparable store sales increased despite the fact that fiscal 2006 did not have the benefit of the colder weather experienced early in our third quarter of fiscal year 2005 that helped stimulate demand for winter apparel and equipment. Comparable store sales excluding winter related products increased $7.7 million or 3.3%. Comparable store sales are based upon stores open throughout both periods presented and exclude team sales.
     Gross profit increased $10.4 million, or 10.9%, primarily from increased sales. As a percent of sales, gross profit was unchanged at 30.9% for fiscal 2005 and fiscal 2006. Gross profit gains from better inventory assortments and reduced shrink were offset by markdowns required on winter related products due to the late arrival of cold wet weather in fiscal 2006 as compared to fiscal 2005 in our markets.
     Selling, general and administrative expenses (“SG&A”) increased $16.4 million, or 19.2%, primarily from expenses related to the recapitalization plan and additional stores. As a percent of sales, these expenses increased from 27.5% in fiscal 2005 to 29.6% in fiscal 2006. Excluding the effect of the recapitalization plan, SG&A expenses increased $7.7 million, or 9.0%, primarily from additional stores. As a percent of sales, SG&A expenses decreased from 27.5% in fiscal 2005 to 27.1% in fiscal 2006 primarily from increased litigation reserves in fiscal 2005 not required in fiscal 2006, the leverage created by increased sales in mature stores which is partially offset by new stores which take time to reach operating efficiency.
     The tax savings related to the recapitalization plan was limited to $854,000 as the transfer of shares resulted in compensation expense in excess of the specified limits for tax purposes as defined by Section 162(m) of the Internal Revenue Code. The effective income tax rate was 39.8% for the year ended March 31, 2005 compared to 40.2% excluding the effect of the recapitalization plan for the same period this year. These rates differ from the statutory rate of 39.8% primarily as a result of permanent differences between financial reporting and tax-basis income.
     Net income decreased from $6.2 million, or $0.44 per diluted share, for fiscal 2005, to a net loss of $87,000, or $0.01 loss per diluted share, for fiscal 2006, primarily from expenses related to the recapitalization plan. Excluding the effect of the recapitalization plan, we achieved record net income, having increased from $6.2 million, for fiscal 2005 to $7.8 million for fiscal 2006, primarily as a result of increased sales. Excluding the effect of the recapitalization plan, earnings per share increased from $0.44 per diluted share to $0.55 per diluted share, a 25.0% improvement.

     Fourth Quarter 2006 Compared to Fourth Quarter 2005.
     The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the three months ended March 31, 2006 and 2005 (dollar amounts in thousands, except per share amounts).

	Quarter ended March 31,
	2006		2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$89,663	100.0%	$79,172	100.0%	$10,491	13.3%
Gross profit	27,062	30.2%	24,350	30.8%	2,712	11.1%
Selling, general and administrative expenses	24,251	27.0%	23,162	29.3%	1,089	4.7%
Income from operations	2,811	3.1%	1,188	1.5%	1,623	136.6%
Interest expense	77	0.1%	27	0.0%	50	185.2%
Income before taxes	2,734	3.0%	1,161	1.5%	1,573	135.5%
Net income	1,638	1.8%	722	0.9%	916	126.9%

Class A and Class B
Earnings per share:
Basic	$0.12		$0.06		$0.06	100.0%
Diluted	$0.12		$0.05		$0.07	140.0%

All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in Item 1 Business “Recapitalization Plan”.
     Sales increased $10.5 million, or 13.3%, from $79.2 million for the quarter ended March 31, 2005 to $89.7 million for the same period in fiscal 2006. The sales growth is the result of opening four stores in fiscal 2006 which resulted in a $5.7 million increase in sales, in addition to a comparable store sales increase of $4.5 million or 5.7%. The comparable store sales increase is believed to be due to a late winter compared to the same period last year. Comparable store sales, excluding winter related products, increased $3.0 million or 5.2% possibly due to increased customer traffic from the appeal of winter related merchandise. Comparable store sales are based upon stores open throughout both periods presented and exclude team sales.
     Gross profit increased $2.7 million, or 11.1%, primarily from increased sales. As a percent of sales, gross profit decreased from 30.8% for the quarter ended March 31, 2005 to 30.2% for the quarter ended March 31, 2006. The 60 basis point decrease resulted from increased markdowns on winter related merchandise due to the late winter compared to the same period last year where inventory levels of winter related products was reduced prior to the end-of-season clearance period.
     Selling, general and administrative expenses increased $1.1 million, or 4.7%, primarily from additional stores. As a percent of sales, SG&A decreased from 29.3% for the quarter ended March 31, 2005 to 27.0% for the quarter ended March 31, 2006, primarily from increased litigation reserves for the quarter ended March 31, 2005 not required in fiscal 2006, the leverage created by increased sales in mature stores which is partially offset by new stores which take time to reach operating efficiency.
     The effective tax rate, as a percent of pretax income, was 40.1% for the quarter ended March 31, 2006 and 37.8% for the same period in fiscal 2005. Both differ from the statutory rate of 39.8% primarily as a result of fourth quarter provision adjustments reconciling the estimated effective rate utilized in prior quarters to the annual effective tax rate.

     Net income increased from $722,000, or $0.05 per diluted share, for the quarter ended March 31, 2005, to $1.6 million, or $0.12 per diluted share, for the quarter ended March 31, 2006, primarily due to increased sales and lower selling, general and administrative expenses as a percent of sales.
     Fiscal 2005 Compared to Fiscal 2004.
     The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the twelve months ended March 31, 2005 and 2004 (dollar amounts in thousands, except per share amounts).

	Year ended March 31,
	2005		2004		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$309,090	100.0%	$264,237	100.0%	$44,853	17.0%
Gross profit	95,661	30.9%	80,190	30.3%	15,471	19.3%
Selling, general and administrative expenses	85,145	27.5%	72,360	27.4%	12,785	17.7%
Income from operations	10,516	3.4%	7,830	3.0%	2,686	34.3%
Interest expense	263	0.1%	190	0.1%	73	38.4%
Income before taxes	10,253	3.3%	7,640	2.9%	2,613	34.2%
Net income	6,171	2.0%	4,644	1.8%	1,527	32.9%

Class A and Class B
Earnings per share:
Basic	$0.46		$0.35		$0.11	31.4%
Diluted	$0.44		$0.33		$0.11	33.3%

All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1 Business — Recapitalization Plan”.
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
     Net income increased from $4.6 million, or $0.33 per diluted share, for fiscal 2004, to $6.2 million, or $0.44 per diluted share, for fiscal 2005, primarily due to increased sales and improved gross profit as a percent of sales partially offset by increased selling, general and administrative expenses.
Liquidity and Capital Resources
     Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.
     Net cash provided by operating activities of $17.0 million, $18.0 million and $7.6 million for fiscal 2006, 2005 and 2004, respectively, was primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable offset by inventory purchases. For fiscal 2006 net income also was impacted by a non-cash charge of $8.2 million from stock compensation related to the recapitalization plan.
     Typically, inventory levels increase from year to year due to the addition of new stores. Inventories increased $2.7 million in fiscal 2006, $10.9 million in fiscal 2005 and $3.3 million in fiscal 2004, primarily from the addition of four stores, five stores and three stores, respectively, partially offset by improvements in inventory management. In fiscal 2006, average inventory per store decreased 6.2% compared to fiscal 2005 as late winter snowfall resulted in a greater than expected sell through of winter related products.
     Historically, accounts payable increases as inventory increases. However, the timing of vendor payments or receipt of merchandise near the end of the fiscal year does influence this relationship. For fiscal 2006, accounts payable decreased $2.3 million while inventory increased $2.7 million; as the result of an overstock situation which occurred during our quarter ended December 31, 2005. The inventory on hand at December 31, 2005 reduced the need for purchases in our fourth quarter and as a result caused accounts payable to decrease.
     Other accrued expenses increased by $3.1 million, $3.4 million and $2.8 million for fiscal 2006, 2005 and 2004, respectively, primarily from sales tax and other expenses related to the increase in sales during the fourth quarter.
     Deferred rent increased $4.5 million and $3.2 million for fiscal 2006 and 2005, respectively as we received large landlord reimbursements for improvements made to new stores. The landlord reimbursement varies based on our participation in the construction of a new store.
     Net cash used in investing activities was $19.8 million, $14.9 million and $9.0 million for fiscal 2006, 2005 and 2004, respectively, primarily for capital expenditures as shown below, in thousands:

	Year ended March 31,
	2006	2005	2004
New stores	$10,033	$9,840	$3,595
Remodels	2,625	1,552	1,978
Existing stores	1,393	1,127	850
Information systems	4,768	1,152	1,496
Rental equipment	1,161	1,089	886
Other	315	438	196

Total	$20,295	$15,198	$9,001

     We have continued to open new stores, four in fiscal 2006, five in fiscal 2005 and three in fiscal 2004. Net of landlord reimbursement, the average amount spent is $1.4 million, $1.4 million and $1.1 million for fiscal 2006, 2005 and 2004, respectively. We are also remodeling mature stores; four stores were remodeled in fiscal 2006 and two in each of fiscal 2005 and 2004. Information systems are being upgraded with the addition of merchandise planning and allocation software and an upgrade to our store systems during fiscal 2006.
     As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2007, are expected to be approximately $19.0 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $4.8 million of this amount will be used to open five new stores. In addition, two stores are planned to be remodeled for approximately $2.3 million. The remainder is primarily for expenditures on information systems the most significant portion of which is for the replacement of our legacy merchandise and financial systems.
     Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. As of March 31, 2006, 2005, and 2004, we had no outstanding borrowings on this facility.
     Our amended credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (7.50% at March 31, 2006) or can be fixed for a period of time at the then current rate established under one of several indices, all at our option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require us to maintain certain minimum cash flow coverage and debt-to-equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We are currently in compliance with the covenants. We believe our credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require us to request additional borrowing capacity from the Lender or alter our expansion plans or operations.
     Our primary contractual obligations and commitments as of March 31, 2006, are store leases with initial terms expiring from 2006 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

	Operating	Employment
Payments due by period:	Leases	Contracts
Within 1 year	$25,726,911	$169,500
2 - 3 years	49,621,203	339,000
4 - 5 years	45,048,722	339,000
After 5 years	79,174,127	678,000

Total	$199,570,963	$1,525,500

     We lease all of our existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $2.9 million relating to purchase commitments were outstanding as of March 31, 2006 and expire within one year.
     No cash dividends have been declared on Class A Common Stock and Class B Common Stock in fiscal 2006. We intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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
     Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out “FIFO” basis determined by the retail method of accounting) or market. We consider cost to include direct cost of merchandise and inbound freight, plus internal costs associated with merchandise procurement, storage and handling. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.
     Inherent in the retail method calculation are certain significant management judgments and estimates including initial mark-up, markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of carrying cost under the retail method. Management believes that its application of the retail method reasonably states inventory at the lower of cost or market.
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
     Gift Card/Certificate Redemption. We offer our customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of our products. Revenue from gift cards, gift certificates and store merchandise credits (the “Gift Cards”) is recognized at the time of redemption. The Gift Cards have no expiration dates. We record unredeemed Gift Cards as a liability until the point of redemption.
     Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.
     During the fiscal year ended March 31, 2005 and prior periods, we recognized Breakage at the time of issuance of Gift Cards. During the first quarter of fiscal 2006, we changed the method of accounting to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption is immaterial to our financial position and results of operations. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $397,000, $263,000 and $427,000 for the years ended March 31, 2006, 2005 and 2004, respectively.
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
     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of March 31, 2006. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.
     Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.
     Stock-Based Compensation. The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-option compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant and the related number of shares granted is fixed at that point in time. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective for the next fiscal year that begins after June 15, 2005. On March 31, 2006 we accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock. The purpose of accelerating the vesting of the options is to reduce the non-cash compensation expense that we otherwise would be required to recognize. The options remaining to vest will not have a material effect on net income when we implement the new standard in our first quarter ending June 30, 2006.

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
     The reports of Ernst & Young LLP on our financial statements for the fiscal year ended March 31, 2004, contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
     During the fiscal year ended March 31, 2004 and the subsequent interim period through the date of the dismissal, the Company had no disagreement with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to such disagreement in connection with their reports for such periods.
     During the fiscal year ended March 31, 2004 and the subsequent interim period through the date of the dismissal, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v).
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
     During the fiscal year ended March 31, 2004 and the subsequent interim period prior to engaging Moss Adams LLP, neither the Company, nor anyone on our behalf, has consulted with Moss Adams LLP regarding any of the matters set forth in Item 304(a)(2)(i)-(ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
     Our Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of our management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.
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
     There were no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, which occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled “Proposal 1 — Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements — The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

	(2)	Schedules – Valuations and Qualifying Accounts.
     For fiscal years ended March 31, 2006, 2005 and 2004.

Allowance for	Balance at
Sales Returns	beginning of			Balance at
(Year ended)	period	Additions	Deductions	end of period
3/31/2006	$330,000	$16,769,528	$16,713,528	$386,000
3/31/2005	$240,000	$15,302,119	$15,212,119	$330,000
3/31/2004	—	$13,591,231	$13,351,231	$240,000
Allowances for estimated returns are recorded at the estimated gross profit based upon our historical return patterns. Sales return allowances are recorded in other accrued expenses on the Consolidated Balance Sheets.
(b)	Exhibits — See Index on Page 52.

Sport Chalet, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sport Chalet, Inc.
     We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Moss Adams LLP
Los Angeles, California
June 19, 2006

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sport Chalet, Inc.
     We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Sport Chalet, Inc. for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sport Chalet, Inc. for the year ended March 31, 2004, in conformity with United States generally accepted accounting principles.
/s/ Ernst & Young LLP
Los Angeles, California
May 21, 2004

Sport Chalet, Inc.
Consolidated Statements of Operations

	Year ended March 31,
	2006	2005	2004

Net sales	$343,204,097	$309,089,551	$264,236,923
Cost of goods sold, buying and occupancy costs	237,137,009	213,428,269	184,046,770

Gross profit	106,067,088	95,661,282	80,190,153

Selling, general and administrative expenses	101,534,075	85,144,702	72,360,528

Income from operations	4,533,013	10,516,580	7,829,625

Interest expense	266,910	263,523	189,924

Income before taxes	4,266,103	10,253,057	7,639,701

Income tax provision	4,353,292	4,082,000	2,995,625

Net income (loss)	$(87,189)	$6,171,057	$4,644,076

Earnings (loss) per share:
Basic	$(0.01)	$0.46	$0.35

Diluted	$(0.01)	$0.44	$0.33

Weighted average number of common shares outstanding:
Basic	13,505,952	13,360,986	13,291,334
Diluted	13,505,952	14,007,372	14,016,760
The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million for the year ended March 31, 2006. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in note 1- Description of Business and Recapitalization Plan.
See accompanying notes.

Sport Chalet, Inc.
Consolidated Balance Sheets

	March 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$2,563,930	$6,176,689
Accounts receivable, less allowance of $130,000 in 2006 and $182,000 in 2005	2,479,386	1,462,042
Merchandise inventories	67,777,059	65,061,142
Prepaid expenses and other current assets	3,857,570	3,044,153
Deferred income taxes	3,920,192	3,915,079

Total current assets	80,598,137	79,659,105

Fixed assets, net	48,365,653	37,502,578
Deferred income taxes	3,274,015	1,550,753
Other assets	—	76,960

Total assets	$132,237,805	$118,789,396

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,467,120	$18,805,953
Salaries and wages payable	5,473,610	5,080,320
Income taxes payable	302,274	825,059
Other accrued expenses	14,909,439	11,831,595

Total current liabilities	37,152,443	36,542,927

Deferred rent	17,616,994	13,136,303
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 2,000,000 Issued and outstanding shares — none	—	—
Class A Common stock, $.01 par value:
Authorized shares — 46,000,000 Issued and outstanding shares — 11,927,146 in 2006 and 11,700,794 in 2005	119,271	117,008
Class B Common stock, $.01 par value:
Authorized shares — 2,000,000 Issued and outstanding shares — 1,703,909 in 2006 and 1,671,571 in 2005	17,039	16,716
Additional paid-in capital	31,335,324	22,892,519
Retained earnings	45,996,734	46,083,923

Total stockholders’ equity	77,468,368	69,110,166

Total liabilities and stockholders’ equity	$132,237,805	$118,789,396

The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting contribution to capital of approximately $8.2 million. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in note 1- Description of Business and Recapitalization Plan.
See accompanying notes.

Sport Chalet, Inc.
Consolidated Statements of Stockholders’ Equity

		Common Stock
	Class A		Class B		Additional	Retained
	Share	Amount	Share	Amount	Paid-in Capital	Earnings	Total

Balance at March 31, 2003	11,599,238	$115,992	1,657,063	$16,571	$22,055,089	$35,268,790	$57,456,442

Options exercised	79,100	791	11,300	113	225,669	—	226,573
Related income tax benefit					34,498	—	34,498
Shares granted		—		—	448,918	—	448,918
Net income for 2004						4,644,076	4,644,076

Balance at March 31, 2004	11,678,338	$116,783	1,668,363	$16,684	$22,764,174	$39,912,866	$62,810,507

Options exercised	22,456	225	3,208	32	59,101	—	59,358
Related income tax benefit					69,244	—	69,244
Shares granted		—		—		—	—
Net income for 2005						6,171,057	6,171,057

Balance at March 31, 2005	11,700,794	$117,008	1,671,571	16,716	$22,892,519	$46,083,923	$69,110,166

Options exercised	226,352	2,263	32,338	323	471,603	—	474,189
Related income tax benefit					1,013,895	—	1,013,895
Optionee withholding taxes from exercise of stock options					(1,264,519)	—	(1,264,519)
Shares granted		—		—	8,221,826	—	8,221,826
Net income for 2006						(87,189)	(87,189)

Balance at March 31, 2006	11,927,146	$119,271	1,703,909	$17,039	$31,335,324	$45,996,734	$77,468,368

The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting contribution to capital of approximately $8.2 million. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in note 1- Description of Business and Recapitalization Plan.
See accompanying notes.

Sport Chalet, Inc.
Consolidated Statements of Cash Flows

	Year ended March 31,
	2006	2005	2004

Operating activities
Net (loss) income	$(87,189)	$6,171,057	$4,644,076
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,225,765	7,692,015	6,446,657
(Gain) Loss on disposal of equipment	(213,122)	360,761	354,608
Stock compensation	8,221,826	—	448,918
Deferred income taxes	(1,728,375)	(1,787,158)	(1,073,494)
Tax benefit on employee stock options	1,013,895	69,244	34,498
Changes in operating assets and liabilities:
Accounts receivable	(1,017,344)	(253,108)	(68,415)
Merchandise inventories	(2,715,917)	(10,889,087)	(3,285,425)
Prepaid expenses and other current assets	(813,417)	(842,117)	(163,448)
Refundable income taxes	—	—	58,990
Bank overdraft	—	—	(5,764,355)
Accounts payable	(2,338,833)	7,787,476	1,778,029
Salaries and wages payable	393,290	1,725,952	1,163,033
Other accrued expenses	3,077,844	3,887,638	2,789,208
Income taxes payable	(522,785)	789,428	35,631
Deferred rent	4,480,691	3,242,722	209,066

Net cash provided by operating activities	16,976,329	17,954,823	7,607,577

Investing activities
Purchases of fixed assets	(20,295,088)	(15,197,322)	(9,001,374)
Other assets	76,960	24,076	8,869
Proceeds from sales of fixed assets	419,370	264,106	—

Net cash used in investing activities	(19,798,758)	(14,909,140)	(8,992,505)

Financing activities
Proceeds from bank borrowings	46,361,065	10,700,000	10,225,000
Repayment of bank borrowings	(46,361,065)	(10,700,000)	(10,225,000)
Proceeds from exercise of stock options	474,189	59,358	226,573
Optionee withholding taxes from exercise of stock options	(1,264,519)	—	—

Net cash provided by (used) financing activities	(790,330)	59,358	226,573

Increase (decrease) in cash and cash equivalents	(3,612,759)	3,105,041	(1,158,355)
Cash and cash equivalents at beginning of year	6,176,689	3,071,648	4,230,003

Cash and cash equivalents at end of year	$2,563,930	$6,176,689	$3,071,648

Cash paid during the year for:
Income taxes	$5,591,000	$3,624,000	$3,940,000
Interest	157,946	101,512	189,925
See accompanying notes.

Sport Chalet, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Recapitalization Plan
     Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 40 full-service, specialty sporting goods stores in California, Nevada and Arizona. The Company has 29 locations in Southern California, five in Northern California, one in Central California, two in Nevada and three in Arizona.
     In the second quarter of fiscal 2006, the Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s founder (the “Founder”) to certain members of management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig Levra, Chairman and Chief Executive Officer, and Howard Kaminsky, Executive Vice President — Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests.
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
     The recapitalization doubled the total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split. However, the establishment of dual classes of common stock did not affect the relative voting or equity interests of existing stockholders since the reclassification of Common Stock and issuance of a stock dividend affected each stockholder in proportion to the number of shares previously owned. The Class A Common Stock and the Class B Common Stock will generally vote on all matters as a single class. The holders of the Class A Common Stock and Class B Common Stock will vote as a separate class on any reverse stock split which results in holders of more than 5% of such class being converted into fractional shares. The holders of Class A Common Stock, voting as a separate class, are also entitled to elect one director, and the affirmative vote of the holders of a majority of the shares of Class A Common Stock, voting as a separate class, will be required to amend certain provisions of the Company’s Certificate of Incorporation. The recapitalization plan also included certain protection features for holders of Class A Common Stock in an effort to ensure parity in the trading of the two classes of common stock.
     The Founder transferred 974,150 shares of Class B Common Stock to Craig Levra and Howard Kaminsky, which was intended to give them approximately 45% of the combined voting interests of Class B and Class A Common Stock when added to the shares of Sport Chalet stock they then owned. These shares of Class B Common Stock transferred by the Founder are treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. For the fiscal year ended March 31, 2006, the contribution to capital and related compensation expense was $8,221,826, the recapitalization plan expenses were $471,388 and the effect on net income was $7,839,214. The tax savings related to the recapitalization plan was limited to $854,000 as the transfer of shares resulted in compensation expense in excess of the specified limits for tax purposes. The effect on net income is as follows:

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)

Fiscal year ended
March 31, 2006
Compensation expense	$8,221,826
Professional fees	471,388

8,693,214
Income tax benefit	(854,000)

Effect on net income	$7,839,214

     The Chairman Emeritus (the “Founder”) along with certain members of management collectively own approximately 67% of the Company’s outstanding Class A and Class B Common Stock at March 31, 2006.
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
Merchandise Inventories
     Merchandise inventories are stated at the lower of cost (first-in, first-out “FIFO” basis determined by the retail method of accounting) or market. Cost includes the direct cost of merchandise and inbound freight, plus internal costs associated with merchandise procurement, storage and handling. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
     Inherent in the retail method calculation are certain significant management judgments and estimates including initial mark-up, markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of carrying cost under the retail method. Management believes that its application of the retail method reasonably states inventory at the lower of cost or market.
     The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value. A reserve is recorded to reduce the carrying value to market value as necessary.
Accounts Receivable
     Accounts receivable is reported net of an allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of the losses inherent in accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance.
Fixed Assets
     Fixed assets are primarily fixtures, equipment, and leasehold improvements which are stated on the basis of cost. Depreciation of fixtures and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the life of the asset or the remaining lease term. The estimated useful lives of the assets are as follows:

Fixtures and equipment	5-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years
     The following is a summary of the components of fixed assets:

	March 31,
	2006	2005

Fixtures and equipment	$40,864,670	$31,175,598
Rental equipment	5,010,435	4,454,223
Vehicles	376,448	307,366
Leasehold improvements	41,448,392	33,583,082

	87,699,946	69,520,269
Accumulated depreciation	(39,334,293)	(32,017,691)

Net fixed assets	$48,365,653	$37,502,578

     Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When leasehold improvements or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
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
Gift Card/Certificate Redemption
     Gift cards and certificates are issued by the Company to be used toward the future purchase of the Company’s products. Revenue from gift cards, gift certificates and store merchandise credits (the “Gift Cards”) is recognized at the time of redemption. The Gift Cards have no expiration dates.
     Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. During the fiscal year ended March 31, 2005 and prior periods, we recognized Breakage at the time of issuance of Gift Cards. For the fiscal year ended March 31, 2006, the method of accounting has been changed to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption is immaterial. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $397,000, $263,000 and $427,000 for the years ended March 31, 2006, 2005 and 2004, respectively.
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

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $8,166,267, $7,923,512 and $6,639,668 for the years ended March 31, 2006, 2005 and 2004, respectively.
Income Taxes
     The Company utilizes the liability method of accounting to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.
Deferred Rent
     Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company begins construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense.
Self-insurance Accruals
     The Company self insures a significant portion of expected losses under workers’ compensation and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and unreported.

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
Earnings Per Share
     Earnings per share has been computed in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“EPS”). Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations are illustrated below:

		March 31,
	2006	2005	2004
	(in thousands, except per share data)
Basic EPS computation:
Numerator	$(87)	$6,171	$4,644

Denominator:
Weighted average common shares outstanding	13,506	13,361	13,291

Basic earnings (loss) per share	$(0.01)	$0.46	$0.35

Diluted EPS computation:
Numerator	$(87)	$6,171	$4,644

Denominator:
Weighted average common shares outstanding	13,506	13,361	13,291
Incremental shares from assumed conversion of options	—	646	726

Total weighted average common shares — assuming dilution	13,506	14,007	14,017

Diluted earnings (loss) per share	$(0.01)	$0.44	$0.33

     The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million for the year ended March 31, 2006. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in note 1- Description of Business and Recapitalization Plan.
     An aggregate of 551,806 options for the years ended March 31, 2006 are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
Stock-Based Compensation
     The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant and the related number of shares granted is fixed at that point in time. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“Statement 148”). Statement 148 requires prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company measures compensation expense for its stock option awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 requires compensation expense to be recognized based on the excess, if any, of the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock.
     The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the fair value of options granted in fiscal 2006, 2005 and 2004: weighted-average risk-free interest rates of 4.0%, 4.0% and 4.0%, respectively; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s Class A Common Stock and Class B Common Stock of 38% for 2006, 35% for 2005 and 33% for 2004; and a weighted average expected life of the option of five years. Because additional options are expected to be granted each year, the pro forma disclosures may not be representative of pro forma effects on reported results for future periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of employee stock options.
     The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 was $3.11, $1.16 and $2.86, respectively.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to the fair value. The new standard is effective for the next fiscal year that begins after June 15, 2005, and allows two different methods of transition. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. On March 31, 2006 the Company accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock for seven executive officers and two additional key employees of the Company. The compensation charge from the acceleration of vesting is not material. The exercise prices of the Options range between $3.62 and $8.15 per share, and the weighted average exercise price per share is $7.18. The Company expects to implement the new standard in the first quarter ending June 30, 2006 and does not expect the effect on net income to be material.

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 6).

		March 31,
	2006	2005	2004

Net income (loss) as reported	$(87,189)	$6,171,057	$4,644,076
Add:
Stock based compensation expense included in reported net income, net of related tax effects	7,541,662	—	271,146
Cancellation of Sport Chalet Option, LLC	747,351	—	—
Deduct:
Sport Chalet Option, LLC	—	348,660	313,476
Stock-based compensation expense from recapitalization	(7,541,662)	—	—
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(1,215,712)	(202,138)	(492,306)

Pro forma net income (loss)	$(555,550)	$5,620,259	$4,109,440

Earnings (loss) per share — basic and diluted
As reported — basic	$(0.01)	$0.46	$0.35
As reported — diluted	$(0.01)	$0.44	$0.33

Pro forma — basic	$(0.04)	$0.42	$0.31
Pro forma — diluted	$(0.04)	$0.40	$0.29
     The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million for the year ended March 31, 2006. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in note 1- Description of Business and Recapitalization Plan.
     During the year ended March 31, 2006, per the terms of the Company’s employee stock option plan, certain employees exercised 398,000 options for 210,292 shares of Common Stock in a phantom stock exchange transaction. The Company withheld $1,264,519 for remittance to taxing authorities on behalf of those employees.

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
3. Loans Payable to Bank
     The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20.0 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (7.50% at March 31, 2006) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.
     At March 31, 2006, there were no outstanding borrowings under the facility. Letters of credit amounting to $2,909,000 relating to purchase commitments were outstanding as of March 31, 2006.
     The weighted average interest rate on borrowings during the year ended March 31, 2006 was 6.32%.
4. Commitments and Contingencies
     The Company leases all buildings (including its corporate office space and three stores from the Company’s Founder). The leases for most of the stores are approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space to begin the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. All of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes.
     Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2006:

	Leases with	Unrelated
	Founder	Leases	Total
2007	$1,876,445	$23,850,466	$25,726,911
2008	1,876,445	23,784,685	25,661,130
2009	1,876,445	22,083,628	23,960,073
2010	1,876,445	21,763,683	23,640,128
2011	1,793,111	19,615,482	21,408,593
Thereafter	3,444,329	75,729,799	79,174,128

	$12,743,220	$186,827,743	$199,570,963

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
     Total rent expense amounted to $29,426,607, $26,382,577 and $21,957,345 for the years ended March 31, 2006, 2005 and 2004, respectively, which include $2,433,933, $2,460,243 and $2,140,206, respectively, for the leases with the Founder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $774,009, $1,540,158 and $1,918,429 for the years ended March 31, 2006, 2005 and 2004, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Founder of $138,678 at March 31, 2006 and $135,472 at March 31, 2005. Pursuant to his amended employment contract dated April 1, 2000, the Founder is paid a base salary of $150,000 per year until March 31, 2014.
     The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, resolution of such matters will not have a material effect on its financial position or results of operations.
5. Income Taxes
     The provision for income taxes for the years ended March 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Federal:
Current	$4,953,795	$4,430,000	$3,278,625
Deferred	(1,492,424)	(1,186,000)	(919,000)

	3,461,372	3,244,000	2,359,625

State:
Current	1,127,871	1,439,000	799,000
Deferred	(235,951)	(601,000)	(163,000)

	891,921	838,000	636,000

	$4,353,292	$4,082,000	$2,995,625

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2006 and 2005 are as follows:

	2006		2005
		Non-		Non-
	Current	current	Current	current

Deferred tax assets:
Fixed assets	$—	$1,752,668	$—	$166,973
Uniform cost capitalization	309,007	—	297,944	—
Inventory reserves	876,357	—	796,688	—
Accrued vacation	337,170	—	316,058	—
Bonus accrual	730,961	—	637,350	—
Self-insurance accruals	1,049,847	—	991,612	—
Allowance for bad debt and sales returns	205,546	—	397,092	—
State income taxes	591,745	—	326,965	—
Deferred rent	—	1,521,347	—	1,383,780
Other	(180,441)	—	151,370	—

Total deferred tax assets	$3,920,192	$3,274,015	$3,915,079	$1,550,753

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
     A reconciliation of the provision for income taxes for the years ended March 31, 2006, 2005 and 2004 with the amount computed using the federal statutory rate follows:

	2006	2005	2004

Statutory rate, 34% applied to income before taxes	$1,450,475	$3,486,000	$2,597,000
State taxes, net of federal tax effect	248,901	598,000	446,000
Nondeductible stock award	2,629,668
Other, net	24,248	(2,000)	(47,375)

	$4,353,292	$4,082,000	$2,995,625

6. Award Plan and Stock Award
Award Plan
     The Company’s 2004 Equity Incentive Plan (“2004 Plan”) became effective on August 2, 2004 and terminated its prior plan (“1992 Plan”). Awards outstanding under the 1992 Plan may be exercised or settled in accordance with their original terms. Any shares not issued under the 1992 Plan were added to the shares available for issuance under the 2004 Plan.
     Under the 2004 Plan, awards may be granted to employees, directors and consultants of the Company and its affiliates under which stock options or other awards to purchase or receive shares of the Company’s Common Stock may be granted. Generally the option price per share shall not be less than fair market value at the date of grant and options vest for periods up to five years and if not exercised, expire ten years from the date of grant. The 2004 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards. At March 31, 2006 and 2005, there were 1,618,409 and 1,811,264 remaining shares, respectively, reserved for future issuance and available for grant under the 2004 Plan.
     On December 20, 2002, the Company’s Founder, Norbert Olberz, and his wife, through a family trust, granted an option to purchase all of the shares (then 4,400,510) of the Company’s Common Stock held by the family trust to a newly formed limited liability company (the “LLC”). The Company’s senior executives owned the LLC. Under the terms of the grant, the option becomes exercisable for one year from the date of death (“vesting” or “measurement” date) of Mr. Olberz, at an exercise price equal to the market price on the date of Mr. Olberz’ death.
     For financial accounting purposes, the grant of the option by the Founder of the Company was treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC are employees of the Company and, for economic and tax purposes, the LLC is a pass-through entity in that all income or losses of the LLC are passed through to its individual members. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company has not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, “Accounting for Stock-Based Compensation.” The fair value for the option was estimated at the date of grant using a Black-Scholes option pricing model For purposes of pro forma disclosures displayed in Note 2 — Summary of Significant Accounting Policies:

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
Stock Based Compensation, the estimated fair value at the date of grant was $4.3 million for the option and was being amortized to expense over the option’s vesting period, which has been estimated at nine years. Effective with the recapitalization plan this option was terminated, see Note 1 — Description of Business and Recapitalization Plan.
     A summary of the Company’s stock option activity and related information follows:

	March 31, 2006		March 31, 2005		March 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,016,000	$3.04	1,811,334	$2.57	1,879,334	$2.55
Granted	426,500	7.75	256,334	6.35	86,000	3.61
Exercised	(258,687)	1.83	(25,668)	2.31	(90,400)	2.51
Forfeited	(233,645)	2.56	(26,000)	3.40	(63,600)	3.55

Outstanding at end of year	1,950,168	$4.29	2,016,000	$3.04	1,811,334	$2.57

Exercisable at end of year	1,865,612	$4.19	1,560,466	$2.43	1,455,068	$2.29

     The following table provides certain information with respect to stock options outstanding and stock options exercisable at March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of Exercise		Average	Remaining		Average
Prices	Shares	Exercise Price	Life	Shares	Exercise Price

Under $3.00	897,000	$2.30	2.7	897,000	$2.30
$3.00-$4.50	408,000	4.12	5.3	402,000	4.12
$4.50-$5.99	20,000	4.58	0.2	20,000	4.58
$6.00-$7.50	461,168	6.92	9.1	387,612	7.00
Above $7.50	164,000	8.15	9.3	159,000	8.17

	1,950,168	4.29	5.3	1,865,612	4.19

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
Stock Award
     During the year ended March 31, 2006 the Founder transferred 974,150 shares of Class B Common Stock to certain executives. The fair market value of these shares of Class B Common Stock transferred by the Founder was $8,221,826 and is treated as a contribution to the Company’s capital with the offsetting charge as compensation expense.
     During the year ended March 31, 2004, the Founder and his spouse, through their family trust, awarded 38,600 shares to certain executives. Award recipients were not required to pay consideration for the shares. The fair market value of the shares, $448,918, was treated as a capital contribution by the Founder and expensed as compensation to recipients as of March 31, 2004.
     The Company granted loans to employees to pay the income taxes associated with certain stock awards granted and expensed in fiscal 1999 and fiscal 2001. These loans bear interest at 6%, were due in June 2005 and are secured by the awarded shares. At March 31, 2005 and 2004 the loan balance was $76,960 and $101,036, respectively.
7. Employee Retirement Plan
     Effective January 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”). All employees who have completed 3 months of service and are 21 years of age or older are eligible to participate. Employees may contribute from 2% to 100% of their eligible earnings or the government limit (whichever is less). The Company matches 25% of the first 4% of employee pre-tax earnings deferred into the 401(k) Plan. The Company expense related to this plan was $110,014, $129,004 and $152,817 for the years ended March 31, 2006, 2005 and 2004, respectively.
8. Other Accrued Expenses
     Other accrued expenses consist of the following:

	March 31,
	2006	2005

Amount due to customers	$3,741,056	$3,036,509
Accrued sales tax	2,421,609	2,249,770
Self-insurance accruals	2,400,527	2,364,336
Other	6,346,247	4,180,980

Other accrued expenses	$14,909,439	$11,831,595

Sport Chalet, Inc.
Notes to Consolidated Financial Statements (continued)
9. Quarterly Results of Operations (Unaudited)
     A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts). All share information has been adjusted to reflect the reclassification and stock dividend as discussed in Item 1 Business “Recapitalization Plan”.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2006
Net sales	$72,144	$81,732	$99,665	$89,663
Gross profit	21,304	25,958	31,743	27,062
Income (loss) from operations	655	(4,241)	5,308	2,811
Net income (loss)	389	(5,163)	3,049	1,638
Basic earnings (loss) per share	$0.03	($0.38)	$0.22	$0.12
Diluted earnings (loss) per share	$0.03	($0.38)	$0.22	$0.12

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2005
Net sales	$61,538	$72,465	$95,914	$79,172
Gross profit	17,768	22,297	31,246	24,350
Income from operations	282	2,707	6,340	1,188
Net income	137	1,594	3,719	722
Basic earnings per share	$0.01	$0.12	$0.28	$0.06
Diluted earnings per share	$0.01	$0.11	$0.26	$0.05
     The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million primarily incurred in the second quarter of fiscal 2006, see note 1.
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

SPORT CHALET, INC.
(Registrant)

Date: June 21, 2006	By:	/s/ Howard K. Kaminsky

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

/s/ Norbert Olberz	Date: June 21, 2006

Norbert Olberz,
Chairman Emeritus and Director

/s/ Craig L. Levra	Date: June 21, 2006

Craig L. Levra, Chairman,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Howard K. Kaminsky	Date: June 21, 2006

Howard K. Kaminsky, Executive Vice President –
Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ John R. Attwood	Date: June 21, 2006

John R. Attwood, Director

/s/ Donald J. Howard	Date: June 21, 2006

Donald J. Howard, Director

/s/ Al D. McCready	Date: June 21, 2006

Al D. McCready, Director

/s/ Eric S. Olberz	Date: June 21, 2006

Eric S. Olberz, Director

/s/ Kenneth Olsen	Date: June 21, 2006

Kenneth Olsen, Director

/s/ Frederick H. Schneider	Date: June 21, 2006

Frederick H. Schneider, Director

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)

3.3	Bylaws, of Sport Chalet, Inc., as amended.	(3)

4.1	Form of Certificate for the Class A Common Stock.	(4)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1	1992 Incentive Award Plan.	(5)

10.2	2004 Equity Incentive Plan.	(6)

10.3*	Form of Director and Officer Indemnification Agreement.	†

10.4	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(7)

10.5	Amendment to Lease for La Cañada stores dated as of June 12, 2006, between the Company and La Cañada Properties, Inc.	†

10.6	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(8)

10.7	Amendment to Lease for Huntington Beach store dated as of June 12, 2006, between the Company and Huntington Beach Properties, Inc.	†

10.8	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(9)

10.9	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(10)

10.10	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(11)

10.11	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, N.A.	(12)

10.12	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(13)

10.13	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(14)

10.14	Amendment No. 5 to Loan Agreement, dated as of September 25, 2003, between the Company and Bank of America, N.A.	(15)

10.15	Amendment No. 6 to Loan Agreement, dated as of September 30, 2005, between the Company and Bank of America, N.A.	(16)

10.16	Amendment No. 7 to Loan Agreement, dated as of March 31, 2006, between the Company and Bank of America, N.A.	†

10.17*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(17)

10.18*	Amendment No. 1 to Employment Agreement, dated as of December 9, 2005, between Sport Chalet, Inc. and Norbert J. Olberz.	(18)

10.19*	Employment Agreement dated as of November 15, 2002, between the Company and Craig L. Levra.	(19)

10.20*	Employment Agreement dated as of November 15, 2002, between the Company and Howard K. Kaminsky.	(19)

Exhibit Index

Number	Description

10.21*	Employment Agreement dated as of November 15, 2002, between the Company and Dennis D. Trausch.	(19)

14.1	Code of Conduct.	(20)

16.1	Letter regarding change in accounting firm.	(21)

23.1	Report of Independent Registered Public Accounting Firm.	†

23.2	Report of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement for the 2005 annual meeting of stockholders.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-107683).

(4)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A (Registration Statement No. 000-20736).

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company’s definitive proxy statement for the 2004 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(9)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

Exhibit Index

Number	Description

(14)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005

(17)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005

(19)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(20)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004.

(21)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 18, 2004.