Form 10-Q
period 2006-07-02
SPORT CHALET INC
filed 2006-08-07
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

At August 4, 2006, there were 12,069,446 shares of Class A Common Stock outstanding and 1,717,282 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended
	July 2, 2006	June 30, 2005

Net sales	$84,418,339	$72,192,395
Cost of goods sold, buying and occupancy costs	59,669,496	50,888,759
Gross profit	24,748,843	21,303,636

Selling, general and administrative expenses	23,828,887	20,648,405
Income from operations	919,956	655,231

Interest expense	38,520	1,887
Income before taxes	881,436	653,344

Income tax provision	351,025	264,000
Net income	$530,411	$389,344

Earnings per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average number of common shares outstanding:
Basic	13,773,398	13,372,736
Diluted	14,191,130	14,096,310

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,124,770	$2,563,930
Accounts receivable, less allowance of $149,000 at July 2, 2006 and $130,000 at March 31, 2006	4,701,402	2,479,386
Merchandise inventories	75,686,126	67,777,059
Prepaid expenses and other current assets	3,838,782	3,857,570
Refundable income taxes	1,462,785	-
Deferred income taxes	2,454,177	3,920,192
Total current assets	90,268,042	80,598,137
Fixed assets, net	50,700,600	48,365,653
Deferred income taxes	3,746,191	3,274,015
Total assets	$144,714,833	$132,237,805

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30,114,222	$16,467,120
Salaries and wages payable	3,871,094	5,473,610
Income taxes payable	-	302,274
Other accrued expenses	13,652,347	14,909,439
Total current liabilities	47,637,663	37,152,443

Deferred rent	18,749,529	17,616,994
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares - none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000 Issued and outstanding shares - 12,057,782 at July 2, 2006 and 11,927,146 at March 31, 2006	120,578	119,271
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares - 1,715,616 at July 2, 2006 and 1,703,909 at March 31, 2006	17,156	17,039
Additional paid-in capital	31,662,762	31,335,324
Retained earnings	46,527,145	45,996,734
Total stockholders’ equity	78,327,641	77,468,368
Total liabilities and stockholders’ equity	$144,714,833	$132,237,805

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended
	July 2, 2006	June 30, 2005
Operating activities
Net income	$530,411	$389,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,522,826	2,193,861
Loss on disposal of fixed assets	116,910	188,806
Deferred income taxes	993,839	77,193
Stock option expense	45,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,222,016)	(421,664)
Merchandise inventories	(7,909,067)	(6,640,467)
Prepaid expenses and other current assets	18,788	(109,311)
Accounts payable	13,647,102	9,157,170
Salaries and wages payable	(1,602,516)	(629,487)
Income taxes refundable/payable	(1,765,059)	(828,859)
Other accrued expenses	(1,257,092)	498,911
Deferred rent	1,132,535	(199,768)
Net cash provided by operating activities	4,251,661	3,675,729

Investing activities
Purchase of fixed assets	(4,974,732)	(3,178,204)
Proceeds from sale of assets	50	-
Other assets	-	76,960
Net cash used in investing activities	(4,974,682)	(3,101,244)

Financing activities
Proceeds from bank borrowing	5,778,063	-
Repayments of bank borrowing	(5,778,063)	-
Proceeds from exercise of stock options	351,880	-
Excess tax benefits associated with share based compensation	822,245	15,665
Optionee withholding taxes from exercise of stock options	(890,264)	-
Net cash used by financing activities	283,861	15,665

Increase (decrease) in cash and cash equivalents	(439,160)	590,150
Cash and cash equivalents at beginning of period	2,563,930	6,176,689
Cash and cash equivalents at end of period	$2,124,770	$6,766,839

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$250,000	$1,000,000
Interest	19,534	41,587

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Beginning April 1, 2006 our fiscal year end has been changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result the first quarter ended July 2, 2006 includes two additional days as compared to the first quarter of the prior year which ended on June 30, 2005.

2.  Earnings per Share

Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are set forth below:

	Quarter ended
	July 2, 2006	June 30, 2005
Net income	$530,411	$389,344

Weighted average number of common shares:
Basic	13,773,398	13,372,736
Effect of dilutive securities-stock options	417,732	723,574
Diluted	$14,191,130	$14,096,310

Class A and Class B earnings per share:
Basic	$0.04	$0.03

Effect of dilutive securities-stock options	-	-
Diluted	$0.04	$0.03

An aggregate of 159,000 options for the quarter ended July 2, 2006 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

3. Stock Compensation

Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total stock-based compensation expense recognized for the quarter ended July 2, 2006 was $45,000 before income taxes, and the related tax benefit was $18,000.

Under the modified prospective application method, results for periods prior to April 1, 2006, have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the quarter ended June 30, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to the stock-based compensation for that period:

Quarter ended
June 30, 2005

Net income as reported	$389,344
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	-

Deduct:
Sport Chalet Option, LLC	87,165
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	57,194
Pro forma net income	$244,985

Class A and Class B earnings per share
As reported – basic	$0.03
As reported – diluted	$0.03

Pro forma – basic	$0.02
Pro forma – diluted	$0.02

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. We used the following weighted average assumptions to estimate the fair value for stock options granted in the quarters listed below:

	Quarter Ended
	July 2, 2006	June 30, 2005
Risk-free interest rate	5.0%	4.0%
Expected volatility	46.1%	37.0%
Expected dividend yield	0.0%	0.0%
Expected life in years	7.5	5.0

Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. As of July 2, 2006, there were 1,700,066 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 13 weeks ended July 2, 2006 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	1,950,168	$4.29
Granted	76,500	7.94
Exercised	(141,343)	2.42
Forfeited or expired	(158,157)	2.47
Outstanding as of July 2, 2006	1,727,168	$4.78	6.1	$5,855,194

Exercisable as of July 2, 2006	1,565,690	$4.54	5.8	$5,681,740

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $8.20 and $7.85 for Class A and Class B, respectively, as of the last trading day of the period ended July 2, 2006. The total intrinsic value for stock options exercised during the 13 weeks ended July 2, 2006 was $783,603. During the 13 weeks ended July 2, 2006 the total fair value of options vested was $12,221. The non-vested stock option activity during the 13 weeks ended July 2, 2006 is presented in the following table:
.

	Shares	Weighted Average Fair Value
Nonvested, March 31, 2006	89,642	$3.68
Granted	76,500	7.94
Vested	(3,332)	3.67
Forfeited	(1,332)	3.56
Nonvested, July 2, 2006	161,478	$3.95

As of July 2, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $515,655, which is expected to be recognized over a weighted average period of approximately 4.0 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of July 2, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted average Remaing Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Under $3	609,500	2.97	2.29	609,500	2.29
$3.00 to $4.490	406,750	5.55	4.12	398,080	4.13
$4.50 to $5.99	11,250	5.06	4.59	11,250	4.59
$6.00 to $7.50	459,168	8.98	6.93	390,860	7.00
$7.51 to $10.00	240,500	9.34	8.09	156,000	8.17
$0.00 to $10.00	1,727,168	6.08	4.78	1,565,690	4.54

4. Reclassifications

Beginning April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” using the modified prospective method. SFAS 123R requires that the excess tax benefit associated with an individual share-based payment award be included in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. The prior period amounts presented in the accompanying financial statements have been reclassified to conform to this presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

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

Overview

We are a leading operator of 41 full-service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, our Chairman Emeritus and founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

Our growth strategy had historically focused on Southern California, but now includes opening stores throughout California, Nevada and Arizona as suitable locations are found. We have opened thirteen stores in the last three years and seventeen in the last five years. We currently plan on opening five stores this fiscal year. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base.

Our prototype store is 42,000 square feet and showcases each product category with the feel of a specialty shop all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Mature stores are evaluated for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Since fiscal 2003 seven stores have been remodeled. Two major store remodels are planned for this fiscal year. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital.

We believe that the overall growth of our business will allow us to maintain or increase our operating margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain.  Gross profit as a percent of sales has increased from 28.6% to 30.9% over the past five years ending March 31, 2006. Our overall growth should leverage our investments in infrastructure such as the distribution center, integration of corporate facilities into a single location, E3 replenishment system, HighJump warehouse management software and Marketmax planning and allocation technology. However, these increased efficiencies and improvements in logistics are partially offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 25.3% to 27.1% over the past five years ending March 31, 2006.

In September 2005, our stockholders approved a recapitalization plan designed to facilitate the orderly transition of control from our Founder to certain members of management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan consisted of (1) the reclassification of each outstanding share of Common Stock as 0.25 share of Class B Common Stock, (2) the issuance of seven shares of Class A Common Stock for each outstanding share of Class B Common Stock and (3) the transfer of a portion of the Founder’s ownership to Craig Levra, Chairman and Chief Executive Officer, and Howard Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary. The recapitalization doubled our total number of shares outstanding. Therefore, the recapitalization plan had the same effect on earnings per share as a 2-for-1 stock split. Shares transferred by the Founder to Messrs. Levra and Kaminsky were treated as a contribution to the Company’s capital with the offsetting charge as compensation expense.

We are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002 which requires an extensive review and likely remediation of our internal controls. To help meet the requirements of Section 404 and enhance the Company’s ability to grow, we are considering replacing our legacy merchandise and financial systems. Implementation of these new systems, as well as the other work required by Section 404, will be expensive, time-consuming and will require significant attention of management. Current rules require our compliance by March 31, 2008.

Beginning April 1, 2006, our fiscal year end has been changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result the first quarter ended July 2, 2006 includes two additional days as compared to the first quarter of the prior year which ended on June 30, 2005.

Results of Operations

Quarter Ended July 2, 2006 Compared to Quarter Ended June 30, 2005

The following table sets forth statements of income data and relative percentages of net sales for the quarter ended July 2, 2006 and the quarter ended June 30, 2005 (dollar amounts in thousands, except per share amounts).

	Quarter ended
	July 2, 2006		June 30, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$84,418	100.0%	$72,192	100.0%	$12,226	16.9%
Gross profit	24,749	29.3%	21,304	29.5%	3,445	16.2%
Selling, general and administrative expenses	23,829	28.2%	20,648	28.6%	3,181	15.4%
Income from operations	920	1.1%	655	0.9%	265	40.5%
Interest expense	39	0.0%	2	0.0%	37	1,850.0%
Income before taxes	881	1.0%	653	0.9%	228	34.9%
Income tax provision	351	0.4%	264	0.4%	87	33.0%
Net income	530	0.6%	389	0.5%	141	36.2%

Earnings per share:
Basic	$0.04		$0.03		$0.01	33.3%
Diluted	$0.04		$0.03		$0.01	33.3%

Sales increased $12.3 million, or 17.0%, to $84.4 million for the quarter ended July 2, 2006 from $72.1 million for quarter ended June 30, 2005. The sales growth is due to five new stores which resulted in a $6.9 million increase in sales on a same day basis, or 9.6%, combined with a same store sales increase of $2.4 million, or 3.3%, and $2.6 million, or 3.6% from the two additional days resulting from our calendar change. One new store was opened this quarter, one in our fourth quarter of fiscal 2006 and three in the third quarter of fiscal 2006. The same store sales increase was due to unusually late snowfall in local resorts which drove demand for winter related items early in the quarter followed by unusually warm weather which drove summer merchandise sales late in the quarter. Same store sales are based upon stores open throughout both periods presented and exclude team sales.

Gross profit increased $3.4 million, or 16.2%, for the quarter ended July 2, 2006 primarily from increased sales over the quarter ended June 30, 2005. As a percent of sales, gross profit decreased to 29.3% from 29.5% as the result of additional markdowns taken to stimulate sales of slow moving merchandise in select departments.

Selling, general and administrative expenses increased $3.2 million, or 15.4%, for the quarter ended July 2, 2006 over the quarter ended June 30, 2005 primarily from expenses directly from the additional stores partially offset by the benefits of our safety program which saved $245,000 in workers’ compensation insurance as well as not incurring $225,000 of litigation expenses accrued in this same period last year. As a percent of sales, these expenses decreased to 28.2% from 28.6%. The decrease as a percent of sales is primarily from workers’ compensation and litigation as efficiencies being gained in mature stores are offset by new stores which take time to reach operating efficiency.

Net income increased $141,000, or 36.2%, to $530,000 for the quarter ended July 2, 2006 from $389,000 for the quarter ended June 30, 2005. Earnings per share increased $0.01, or 33.3%, to $0.04 for the quarter ended July 2, 2006 from $0.03 for the quarter ended June 30, 2005. The increase is primarily the result of increased sales.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities of $4.3 million and $3.7 million for the periods ended July 2, 2006 and June 30, 2005, respectively is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases.

Inventories increased by $7.9 million and $6.6 million for the periods ended July 2, 2006 and June 30, 2005, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory.

Historically, accounts payable has increased as inventory increases. Accounts payable increased by $13.6 million as compared to an increase of $9.2 million for the periods ended July 2, 2006 and June 30, 2005, respectively. The relative change as compared to inventory levels is the result of timing differences in the receipt of inventory during the respective quarter.

Net cash used for the purchase of fixed assets was $5.0 million compared to $3.2 million for the periods ended July 2, 2006 and June 30, 2005, respectively. The relative increase is due to one new store opening during the period ended July 2, 2006 while no new stores were opened in the period ended June 30, 2005. As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2007 are expected to be approximately $19.0 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $4.8 million of this amount will be used to open five new stores. In addition, two stores are planned to be remodeled for approximately $2.3 million. The remainder is primarily for expenditures on information systems the most significant portion of which is for the replacement of our legacy merchandise and financial systems.

The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (8.0% at July 2, 2006) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of July 2, 2006 are its store leases with initial terms expiring from 2007 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$27,282,661	$169,500
2 - 3 years	55,662,258	339,000
4 - 5 years	51,102,955	339,000
After 5 years	94,903,632	635,625
Total	$228,951,506	$1,483,125

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $3.0 million relating to purchase commitments were outstanding as of July 2, 2006 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock in fiscal 2006. We intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities. Actual results may differ from these estimates. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

Stock-Based Compensation

As of April 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R applying the “modified prospective method.” Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model, consistent with prior period valuations under SFAS123. The Black-Scholes option-pricing model requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income. On March 31, 2006 we accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock. The purpose of accelerating the vesting of the options was to reduce the non-cash compensation expense that we otherwise would be required to recognize. Total stock-based compensation expense recognized for the quarter ended July 2, 2006 was $45,000 before income taxes, and the related tax benefit was $18,000. As of July 2, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $515,655, which is expected to be recognized over a weighted average period of approximately 4.0 years.

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

At August 4, 2006, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, collectively owned approximately 67% of the Company’s outstanding Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

At August 4, 2006, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company's Chairman and Chief Executive Officer, and Howard Kaminsky, the Company's Chief Financial Officer, collectively owned approximately 67% of the Company's outstanding Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

The Company's Certificate of Incorporation contains certain other provisions that may have an "anti-takeover" effect. The Company's Certificate of Incorporation does not provide for cumulative voting and, accordingly, a significant minority stockholder could not necessarily elect any designee to the Board of Directors. The Company's Certificate of Incorporation also provides that the Board of Directors shall be divided into three classes, as nearly equal in number as possible, which are elected for staggered three-year terms and, accordingly, it could take at least two annual meetings to change a majority of the Board of Directors. As a result of these provisions in the Company's Certificate of Incorporation, stockholders of the Company may be deprived of an opportunity to sell their shares at a premium over prevailing market prices and it would be more difficult to replace the directors and management of the Company.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006. Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Stockholder Proposals

The proxy materials for the 2006 annual meeting of the stockholders to be held on August 8, 2006 were mailed to stockholders of the Company on June 21, 2006.

Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. SEC rules provide that any such proposal to be included in the proxy statement for the Company’s 2007 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2006 annual meeting in a form that complies with applicable regulations. The date of the Company’s proxy statement for the 2006 annual meeting was June 21, 2006. If the date of the 2007 annual meeting is advanced or delayed more than 30 days from the date of the 2006 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2007 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2007 annual meeting.

SEC rules also govern a company's ability to use discretionary proxy authority with respect to stockholder proposals that were not submitted by the stockholders in time to be included in the proxy statement. SEC rules provide that if a stockholder proposal is not submitted to the Company at least 45 calendar days before the date on which the Company first mailed the Company’s proxy statement for the 2006 annual meeting, the proxies solicited by the Board for the 2007 annual meeting of stockholders will confer authority on the proxyholders to vote the shares in accordance with the recommendations of the Board if the proposal is presented at the 2007 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2007 annual meeting is advanced or delayed more than 30 days from the date of the 2006 annual meeting, then the stockholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2007 annual meeting.

The 2007 annual meeting of stockholders is presently expected to be held on or about August 7, 2007. Upon any determination that the date of the 2007 annual meeting will be advanced or delayed from this date, the Company will disclose the change in the earliest practicable Quarterly Report on Form 10-Q.

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

SPORT CHALET, INC.

DATE: August 4, 2006	By:	/s/ HOWARD K. KAMINSKY
Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)