Form 10-Q
period 2006-10-01
SPORT CHALET INC
filed 2006-11-09
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act).
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐    No ☒

At November 8, 2006, there were 12,123,149 shares of Class A Common Stock outstanding and 1,720,950 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	October 1, 2006	September 30, 2005	October 1, 2006	September 30, 2005

Net sales	$91,302,660	$81,732,263	$175,720,999	$153,876,658
Cost of goods sold, buying
and occupancy costs	61,942,265	55,774,032	121,611,761	106,614,791
Gross profit	29,360,395	25,958,231	54,109,238	47,261,867

Selling, general and
administrative expenses	26,560,046	30,199,069	50,388,933	50,847,474
Income (loss) from operations	2,800,349	(4,240,838)	3,720,305	(3,585,607)

Interest expense	22,667	13,149	61,187	15,036
Income (loss) before taxes	2,777,682	(4,253,987)	3,659,118	(3,600,643)

Income tax provision	1,095,979	909,418	1,447,004	1,173,418
Net income (loss)	$1,681,703	$(5,163,405)	$2,212,114	$(4,774,061)

Earnings (loss) per share:
Basic	$0.12	$(0.38)	$0.16	$(0.36)
Diluted	$0.12	$(0.38)	$0.15	$(0.36)

Weighted average number
of common shares outstanding:
Basic	13,796,374	13,454,298	13,735,804	13,413,332
Diluted	14,405,180	13,454,298	14,303,114	13,413,332

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	March 31,
	2006	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,914,132	$2,563,930
Accounts receivable, less allowance of $129,000
at October 1, 2006 and $130,000 at March 31, 2006	2,976,314	2,479,386
Merchandise inventories	95,730,021	67,777,059
Prepaid expenses and other current assets	3,827,742	3,857,570
Refundable income taxes	977,705	-
Deferred income taxes	2,368,475	3,920,192
Total current assets	107,794,389	80,598,137
Fixed assets, net	54,632,384	48,365,653
Deferred income taxes	4,116,908	3,274,015
Total assets	$166,543,681	$132,237,805

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$48,986,764	$16,467,120
Salaries and wages payable	4,295,713	5,473,610
Income taxes payable	-	302,274
Other accrued expenses	14,363,619	14,909,439
Total current liabilities	67,646,096	37,152,443

Deferred rent	18,397,416	17,616,994
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,123,149
at October 1, 2006 and 11,927,146
at March 31, 2006	121,231	119,271
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,720,950
at October 1, 2006 and 1,703,909
at March 31, 2006	17,210	17,039
Additional paid-in capital	32,152,880	31,335,324
Retained earnings	48,208,848	45,996,734
Total stockholders’ equity	80,500,169	77,468,368
Total liabilities and stockholders’ equity	$166,543,681	$132,237,805

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended,
	October 1, 2006	September 30, 2005
Operating activities
Net income (loss)	$2,212,114	$(4,774,061)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,385,095	4,584,301
Loss on disposal of fixed assets	135,145	188,805
Deferred income taxes	708,824	(778,424)
Stock option expense	100,712	8,221,826
Changes in operating assets and liabilities:
Accounts receivable	(496,926)	(512,527)
Merchandise inventories	(27,952,962)	(13,643,515)
Prepaid expenses and other current assets	29,828	(87,305)
Accounts payable	32,519,644	10,099,251
Salaries and wages payable	(1,177,897)	(1,449,130)
Income taxes refundable/payable	(1,279,979)	(422,048)
Other accrued expenses	(545,820)	1,042,262
Deferred rent	780,422	(193,035)
Net cash provided by operating activities	10,418,200	2,276,400

Investing activities
Purchase of fixed assets	(11,789,351)	(8,234,566)
Proceeds from sale of assets	2,379	-
Other assets	-	76,960
Net cash used in investing activities	(11,786,972)	(8,157,606)

Financing activities
Proceeds from bank borrowing	5,778,063	-
Repayments of bank borrowing	(5,778,063)	-
Proceeds from exercise of stock options	651,079	60,125
Excess tax benefits associated with share based compensation	958,159	983,889
Optionee withholding taxes from exercise of stock options	(890,264)	(815,672)
Net cash provided by financing activities	718,974	228,342

Decrease in cash and cash equivalents	(649,798)	(5,652,864)
Cash and cash equivalents at beginning of period	2,563,930	6,176,689
Cash and cash equivalents at end of period	$1,914,132	$523,825

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,060,000	$1,390,000
Interest	11,834	78,253

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

Beginning April 1, 2006 our fiscal year end has been changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result, the three and six months ended October 1, 2006 include one less and one additional day, respectively, as compared to the three and six months of the prior year which ended on September 30, 2005.

2.	Earnings (loss) per Share

Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations are set forth below:

	Three months ended		Six months ended
	October 1, 2006	September 30, 2005	October 1, 2006	September 30, 2005
Net income (loss)	$1,681,703	$(5,163,405)	$2,212,114	$(4,774,061)

Weighted average number of common shares:
Basic	13,796,374	13,454,298	13,735,804	13,413,332
Effect of dilutive securities-
stock options	608,806	-	567,310	-
Diluted	$14,405,180	$13,454,298	$14,303,114	$13,413,332

Class A and Class B
earnings (loss) per share:
Basic	$0.12	$(0.38)	$0.16	$(0.36)
Effect of dilutive securities-
stock options	-	-	(0.01)	-
Diluted	$0.12	$(0.38)	$0.15	$(0.36)

An aggregate of 1,812,000 options for the three months ended September 30, 2005, and an aggregate of 19,875 and 1,734,500 options for the six months ended October 1, 2006 and September 30, 2005, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

3.	Stock Compensation

Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total stock-based compensation expense recognized for the three and six months ended October 1, 2006 was $55,712 and $100,712, respectively, before income taxes, and the related tax benefit was $22,000 and $40,000, respectively.

Under the modified prospective application method, results for periods prior to April 1, 2006, have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the three and six months ended September 30, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to the stock-based compensation for that period:

	Three months ended September 30, 2005	Six months ended September 30, 2005

Net loss as reported	$(5,163,405)	$(4,774,061)
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	7,541,662	7,541,662

Deduct:
Sport Chalet Option, LLC	(834,516)	(747,351)
Stock-based compensation expense from recapitalization, net of related tax effects	7,541,662	7,541,662
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	65,494	122,688
Pro forma net loss	$(4,394,383)	$(4,149,398)

Class A and Class B loss per share
As reported – basic	$(0.38)	$(0.36)
As reported – diluted	$(0.38)	$(0.36)

Pro forma – basic	$(0.33)	$(0.31)
Pro forma – diluted	$(0.33)	$(0.31)

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

	Three months ended		Six months ended
	October 1, 2006	September 30, 2005	October 1, 2006	September 30, 2005
Risk-free interest rate	5.0%	4.0%	5.0%	4.0%
Expected volatility	41.1%	37.0%	41.4%	37.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life in years	7.5	5.0	7.5	5.0

Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. As of October 1, 2006, there were 1,690,067 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the six months ended October 1, 2006 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	1,950,168	$4.29
Granted	86,500	7.97
Exercised	(212,046)	3.44
Forfeited or expired	(171,492)	3.06
Outstanding as of October 1, 2006	1,653,130	$4.80	5.9	$7,232,704

Exercisable as of October 1, 2006	1,521,936	$4.57	5.6	$7,009,533

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $9.20 and $9.61 for Class A and Class B, respectively, as of the last trading day of the period ended October 1, 2006. The total intrinsic value for stock options exercised during the six months ended October 1, 2006 was $1,107,348. During the six months ended October 1, 2006 the total fair value of options vested was $1,700,355. The non-vested stock option activity during the six months ended October 1, 2006 is presented in the following table:

	Shares	Weighted Average Fair Value
Nonvested, March 31, 2006	89,642	$3.68
Granted	86,500	2.01
Vested	(30,284)	3.28
Forfeited	(14,664)	3.56
Nonvested, October 1, 2006	131,194	4.14

As of October 1, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $470,463, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of October 1, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Under $3	602,500	2.73	$2.29	602,500	$2.29
$3.00 to $4.490	357,712	5.27	4.10	357,712	4.10
$4.50 to $5.99	1,250	4.64	4.55	1,250	4.55
$6.00 to $7.50	446,168	8.76	6.95	400,474	6.98
$7.51 to $10.00	245,500	9.11	8.10	160,000	8.17
$0.00 to $10.00	1,653,130	5.86	4.80	1,521,936	4.57

4.	Reclassifications

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

The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1. Financial Statements” above.

Overview

We are a leading operator of 42 full-service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, our Chairman Emeritus and founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

Our growth strategy had historically focused on Southern California, but now includes opening stores throughout California, Nevada and Arizona as suitable locations are found. We have opened fourteen stores in the last three years and eighteen in the last five years. We have opened two stores this fiscal year with three more planned for our third quarter. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base.

Our prototype store is 42,000 square feet in size and showcases each product category with the feel of a specialty shop, all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Mature stores are evaluated for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Since fiscal 2003 nine stores have been remodeled. Two major store remodels have been completed for this fiscal year. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital. As of October 1, 2006, 55% of our stores have been opened or remodeled within the past four years.

We believe that the overall growth of our business will allow us to maintain or increase our operating margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain.  Gross profit as a percent of sales has increased from 28.6% to 30.9% over the past five years ending March 31, 2006. Our overall growth should leverage our investments in infrastructure such as the distribution center, corporate facilities, E3 replenishment system, HighJump warehouse management software and Marketmax planning and allocation technology. However, these increased efficiencies and improvements in logistics are partially offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 25.3% to 27.1% over the past five years ending March 31, 2006.

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

We are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002 which requires an extensive review and likely remediation of our internal controls. To help meet the requirements of Section 404 and enhance the Company’s ability to grow, we will replace our legacy merchandise and financial systems. Implementation of these new systems, as well as the other work required by Section 404, will be expensive, time-consuming and will require significant attention of management. Current rules require our compliance by March 31, 2008.

Beginning April 1, 2006, our fiscal year end has been changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result, the three and six months ended October 1, 2006 include one less and one additional day, respectively as compared to the three and six months of the prior year which ended on September 30, 2005.

Results of Operations

Three Months Ended October 1, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principles (“GAAP”), relative percentages of net sales and percentage changes, for the three months ended October 1, 2006 and September 30, 2005 (dollar amounts in thousands, except per share amounts).

	Three months ended
	October 1, 2006		September 30, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$91,303	100.0%	$81,732	100.0%	$9,571	11.7%
Gross profit	29,360	32.2%	25,958	31.8%	3,402	13.1%
Selling, general and administrative expenses	26,560	29.1%	30,199	36.9%	(3,639)	(12.1%)
Income (loss) from operations	2,800	3.1%	(4,241)	(5.2%)	7,041	(166.0%)
Interest expense	23	0.0%	13	0.0%	10	76.9%
Income (loss) before taxes	2,778	3.0%	(4,254)	(5.2%)	7,032	(165.3%)
Income tax provision	1,096	1.2%	909	1.1%	187	20.6%
Net income (loss)	1,682	1.8%	(5,163)	(6.3%)	6,845	(132.6%)

Earnings (loss) per share:
Basic	$0.12		$(0.38)		$0.50	(131.6%)
Diluted	$0.12		$(0.38)		$0.50	(131.6%)

To supplement consolidated financial statements presented in accordance with GAAP, non-GAAP financial measures are also described below as the compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to current results. The presentation of this financial information is not intended to be considered in isolation or as a substitute for financial information prepared and presented in accordance with GAAP.

The following table sets forth statement of operations data and relative percentages of net sales and percentage changes, for the three months ended October 1, 2006 and September 30, 2005 determined without regard to the effect of the recapitalization plan on selling, general and administrative expenses or income taxes (dollar amounts in thousands, except per share amounts).

	Three months ended
	October 1, 2006		September 30, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$91,303	100.0%	$81,732	100.0%	$9,571	11.7%
Gross profit	29,360	32.2%	25,958	31.8%	3,402	13.1%
Selling, general and administrative expenses	26,560	29.1%	21,615	26.4%	4,945	22.9%
Income from operations	2,800	3.1%	4,343	5.3%	(1,543)	(35.5%)
Interest expense	22	0.0%	13	0.0%	9	69.2%
Income before taxes	2,778	3.0%	4,330	5.3%	(1,552)	(35.8%)
Income tax provision	1,096	1.2%	1,720	2.1%	(624)	(36.3%)
Net income	1,682	1.8%	2,610	3.2%	(928)	(35.6%)

Earnings per share:
Basic	$0.12		$0.19		$(0.07)	(36.8%)
Diluted	$0.12		$0.19		$(0.07)	(36.8%)

Sales increased $9.6 million, or 11.7%, to $91.3 million for the three months ended October 1, 2006 from $81.7 million for the three months ended September 30, 2005. Total sales on a same day basis increased $11.3 million, or 14.7%. The sales growth is due to six new stores which resulted in a $9.0 million increase in sales on a same day basis, or 11.6%, combined with a same store, same day sales increase of $2.3 million, or 3.0%, and a reduction of $1.8 million, or 2.2% due to the loss of one day from the current period as a result of our calendar change. One new store was opened this quarter, in addition to one new store in each of the last two quarters and three in the third quarter of fiscal 2006. The same store sales increase was primarily from our newer stores as sales from our mature stores were impacted primarily by: (1) weakness in several hardgoods categories; (2) the expected decrease in sales of three mature stores due to the opening of one new store as part of our strategy to back-fill in our core Southern California market; and (3) the adverse effect on one store during the continuing renovation of the shopping mall in which it is located. Same store sales are based upon stores open throughout both periods presented and exclude our team sales division.

Gross profit increased $3.4 million, or 13.1%, for the three months ended October 1, 2006 primarily from increased sales over the three months ended September 30, 2005. As a percent of net sales, gross profit increased to 32.2% from 31.8% primarily as a result of reduced markdowns offset by increased occupancy costs from new stores. Lower average inventory per store as compared to the same period last year reduced the need for markdowns.

Excluding the effects of last year’s recapitalization, selling, general and administrative expenses increased $4.9 million, or 22.9%, for the three months ended October 1, 2006 over the three months ended September 30, 2005, primarily from the additional stores. In addition, we experienced increases in professional fees of approximately $300,000 for process improvements related to the selection of a new computer system and Sarbanes-Oxley compliance, increased utility costs from rate increases of approximately $300,000 and increased corporate labor of approximately $400,000 to facilitate our growth plans. As a percent of net sales, selling, general and administrative expenses increased to 29.1% from 26.4%, primarily from the lower growth in sales from our mature stores described above, the previously mentioned professional fees, utilities, corporate labor and the expenses associated with new stores which take time to reach operating efficiency.

Excluding the effects of last year’s recapitalization, net income decreased $928,000, or 35.6%, to $1.7 million for the three months ended October 1, 2006 from $2.6 million for the three months ended September 30, 2005. Earnings per share decreased $0.07, to $0.12 for the three months ended October 1, 2006 from $0.19 for the three months ended September 30, 2005. The decrease is primarily the result of increased selling, general and administrative expenses.

Six Months Ended October 1, 2006 Compared to Six Months Ended September 30, 2005

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principles (“GAAP”), relative percentages of net sales, and percentage changes, for the six months ended October 1, 2006 and September 30, 2005 (dollar amounts in thousands, except per share amounts).

	Six months ended
	October 1, 2006		September 30, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$175,721	100.0%	$153,877	100.0%	$21,844	14.2%
Gross profit	54,109	30.8%	47,262	30.7%	6,847	14.5%
Selling, general and administrative expenses	50,389	28.7%	50,847	33.0%	(458)	(0.9%)
Income (loss) from operations	3,720	2.1%	(3,586)	(2.3%)	7,306	(203.7%)
Interest expense	61	0.0%	15	0.0%	46	306.7%
Income (loss) before taxes	3,659	2.1%	(3,601)	(2.3%)	7,260	(201.6%)
Income tax provision	1,447	0.8%	1,173	0.8%	274	23.4%
Net income (loss)	2,212	1.3%	(4,774)	(3.1%)	6,986	(146.3%)

Earnings (loss) per share:
Basic	$0.16		$(0.36)		$0.52	(144.4%)
Diluted	$0.15		$(0.36)		$0.51	(141.7%)

To supplement consolidated financial statements presented in accordance with GAAP, non-GAAP financial measures are also described below as the compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to current results. The presentation of this financial information is not intended to be considered in isolation or as a substitute for financial information prepared and presented in accordance with GAAP.

The following table sets forth statement of operations data and relative percentages of net sales, and percentage changes, for the six months ended October 1, 2006 and September 30, 2005 determined without regard to the effect of the recapitalization plan on selling, general and administrative expenses or income taxes (dollar amounts in thousands, except per share amounts).

	Six months ended
	October 1, 2006		September 30, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$175,721	100.0%	$153,877	100.0%	$21,844	14.2%
Gross profit	54,109	30.8%	47,262	30.7%	6,847	14.5%
Selling, general and administrative expenses	50,389	28.7%	42,154	27.4%	8,235	19.5%
Income from operations	3,720	2.1%	5,107	3.3%	(1,387)	(27.2%)
Interest expense	61	0.0%	15	0.0%	46	306.7%
Income before taxes	3,659	2.1%	5,092	3.3%	(1,433)	(28.1%)
Income tax provision	1,447	0.8%	2,027	1.3%	(580)	(28.6%)
Net income	2,212	1.3%	3,065	2.0%	(853)	(27.8%)

Earnings per share:
Basic	$0.16		$0.23		$(0.07)	(30.4%)
Diluted	$0.15		$0.22		$(0.07)	(31.8%)

Sales increased $21.8 million, or 14.2%, to $175.7 million for the six months ended October 1, 2006 from $153.9 million for the six months ended September 30, 2005. Total sales on a same day basis increased $20.0 million, or 13.5%. The sales growth is due to six new stores which resulted in a $16.0 million increase in sales on a same day basis, or 10.8%, combined with a same store, same day sales increase of $4.1 million, or 2.8%, and an increase of $1.3 million, or 0.9%, due to the gain of one day to the current period as a result of our calendar change. For the six months ended October 1, 2006, two new stores opened, in addition to four new stores during fiscal 2006. The same store sales increase was primarily from our newer stores as sales from our mature stores were impacted primarily by: (1) weakness in several hardgoods categories; (2) the expected decrease in sales of three mature stores due to the opening of one new store as part of our strategy to back-fill in our core Southern California market; and (3) the adverse effect on one store during the continuing renovation of the shopping mall in which it is located. Same store sales are based upon stores open throughout both periods presented and exclude our team sales division.

Gross profit increased $6.8 million, or 14.5%, for the six months ended October 1, 2006 primarily from increased sales over the six months ended September 30, 2005. As a percent of net sales, gross profit increased to 30.8% from 30.7% primarily as a result of reduced markdowns partially offset by increased occupancy costs from new stores. Lower average inventory per store as compared to the same period last year reduced the need for markdowns.

Excluding the effects of last year’s recapitalization, selling, general and administrative expenses increased $8.2 million, or 19.5%, for the six months ended October 1, 2006 over the six months ended September 30, 2005, primarily from the additional stores. In addition, we experienced increases in professional fees of approximately $300,000 for process improvements related to the selection of a new computer system and Sarbanes-Oxley compliance, increased utility costs from rate increases of approximately $500,000 and increased corporate labor of approximately $700,000 to facilitate our growth plans. As a percent of net sales, selling, general and administrative expenses increased to 28.7% from 27.4%, primarily from lower growth in sales from our mature stores described above, the previously mentioned professional fees, utilities, corporate labor and the expenses associated with new stores which take time to reach operating efficiency.

Excluding the effects of last year’s recapitalization, net income decreased $853,000, or 27.8%, to $2.2 million for the six months ended October 1, 2006 from $3.1 million for the six months ended September 30, 2005. Earnings per share decreased $0.07, to $0.15 for the six months ended October 1, 2006 from $0.22 for the six months ended September 30, 2005. The decrease is primarily the result of increased selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities of $10.4 million and $2.3 million for the six months ended October 1, 2006 and September 30, 2005, respectively, is primarily the result of net income, adjusted for depreciation and amortization, last year’s non-cash charge for the recapitalization and increases in accounts payable partially offset by inventory purchases.

Inventories increased by $28.0 million and $13.6 million for the six months ended October 1, 2006 and September 30, 2005, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory. The relative difference between years is due to an earlier arrival of winter related merchandise and the opening of two stores during the six months ended October 1, 2006 as compared to the same period ended September 30, 2005.

Historically, accounts payable has increased as inventory increases. Accounts payable increased by $32.5 million as compared to an increase of $10.1 million for the six months ended October 1, 2006 and September 30, 2005, respectively. The relative change as compared to inventory levels is the result of timing differences in the receipt of inventory during the respective quarter.

Net cash used for the purchase of fixed assets was $11.8 million compared to $8.2 million for the six months ended October 1, 2006 and September 30, 2005, respectively. The relative increase is due to two new stores opening during the six months ended October 1, 2006 while no new stores were opened in the six months ended September 30, 2005. Two and four stores were remodeled in the six month periods ended October 1, 2006 and September 30, 2005, respectively, with no additional remodels planned for the remainder of fiscal 2007. As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for the remainder of fiscal 2007 are expected to be approximately $11.7 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $6.0 million of this amount will be used on our new stores that are expected to open in the third quarter of fiscal 2007 and the first quarter of fiscal 2008. The remainder is primarily for expenditures on information systems, the most significant portion of which is for the replacement of our legacy merchandise and financial systems.

The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1 through December 31 of each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (8.25% at October 1, 2006) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt-to-equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of October 1, 2006 are its store leases, with initial terms expiring from 2007 through 2020, which typically provide for multiple five-year renewal options and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$28,483,475	$169,500
2 - 3 years	63,124,034	339,000
4 - 5 years	58,850,924	339,000
After 5 years	134,569,865	593,250
Total	$285,028,298	$1,440,750

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $3.0 million relating to purchase commitments were outstanding as of October 1, 2006 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock in fiscal 2006. We intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities. Actual results may differ from these estimates. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

Stock-Based Compensation

As of April 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R applying the “modified prospective method.” Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model, consistent with prior period valuations under SFAS123. The Black-Scholes option-pricing model requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income. On March 31, 2006, we accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock. The purpose of accelerating the vesting of the options was to reduce the non-cash compensation expense that we otherwise would be required to recognize. Total stock-based compensation expense recognized for the three and six months ended October 1, 2006 is $55,712 and $100,712, respectively, before income taxes, and the related tax benefit is $22,000 and $40,000, respectively. As of October 1, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $470,463, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Factors That May Affect Future Results

Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained elsewhere in this Report. This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

We are considering replacing our legacy merchandise and financial systems. Changes to our systems may disrupt our supply chain operations and have a material adverse impact on our business and results of operations.

Our business operations are dependent on our logistical systems, which include our merchandise and financial systems. These systems affect our ability to manage the merchandise supply chain, sell products, accomplish payment functions and report financial data. We will replace our legacy merchandise and financial systems. There are inherent costs and risks associated with transitioning to new systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores. We may also encounter application program bugs, system conflict crashes, user error, data integrity issues, and integration issues with our remaining systems. Implementing new data standards and converting existing data to accommodate a new system's requirements will also require a significant amount of capital expenditure and effort across our entire organization, which may divert the attention of management. These system disruptions could negatively impact our business and results of operations.

In addition, we are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with our fiscal year ending March 31, 2008, we will be required to perform an evaluation of our internal control over financial reporting, and our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The risks associated with transitioning to these new systems may cause additional complications which may slow down the review process and delay our ability to complete our evaluation, and the auditors' ability to complete their attestation on time. See "Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time consuming and require significant management attention, and may not be successful."

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

Currently, most of our stores are located in Southern California and the balance is located in Northern California, Central California, Nevada and Arizona. Accordingly, we are subject to regional risks such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

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

At November 8, 2006, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, collectively owned approximately 65% of the Company’s outstanding Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

Problems with our information systems could disrupt our operations and negatively impact our financial results.

Our success, in particular our ability to successfully manage inventory levels and our centralized distribution system, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, replenish inventory from our warehouse, and aggregate daily sales information, among other things. These systems and our operations are vulnerable to damage or interruption from:

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

We seek to minimize these risks by the use of backup facilities and redundant systems. Nevertheless, any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales.

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

The price of our Class A Common Stock and Class B Common Stock may be volatile.

Our Class A Common Stock and Class B Common Stock are thinly traded, making it difficult to sell large amounts. The market prices of our Class A Common Stock and Class B Common Stock are likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of Class A Common Stock and Class B Common Stock and stock volume fluctuations. Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of our Class A Common Stock and Class B Common Stock.

Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

At November 8, 2006, Norbert Olberz, the Company's Chairman Emeritus, director and founder, Craig Levra, the Company's Chairman and Chief Executive Officer, and Howard Kaminsky, the Company's Chief Financial Officer, collectively owned approximately 65% of the Company's outstanding Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

We are considering replacing our legacy merchandise and financial systems. Changes to our systems may disrupt our supply chain operations and have a material adverse impact on our business and results of operations.

Our business operations are dependent on our logistical systems, which include our merchandise and financial systems. These systems affect our ability to manage the merchandise supply chain, sell products, accomplish payment functions and report financial data. We will replace our legacy merchandise and financial systems. There are inherent costs and risks associated with transitioning to new systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores. We may also encounter application program bugs, system conflict crashes, user error, data integrity issues, and integration issues with our remaining systems. Implementing new data standards and converting existing data to accommodate a new system's requirements will also require a significant amount of capital expenditure and effort across our entire organization, which may divert the attention of management. These system disruptions could negatively impact our business and results of operations.

In addition, we are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with our fiscal year ending March 31, 2008, we will be required to perform an evaluation of our internal control over financial reporting, and our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The risks associated with transitioning to these new systems may cause additional complications which may slow down the review process and delay our ability to complete our evaluation, and the auditors' ability to complete their attestation on time. See "Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time consuming and require significant management attention, and may not be successful."

There were no other material changes to the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006. Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 8, 2006, we held our 2006 annual meeting of stockholders. At the annual meeting, there were 12,057,782 shares of Class A Common Stock and 1,715,587 shares of Class B Common Stock entitled to vote. 11,790,170 shares of Class A Common Stock and 1,673,773 shares of Class B Common Stock were represented at the meeting in person or by proxy. Each stockholder is entitled to 1/20th of one vote for each share of Class A Common Stock and one vote for each share of Class B Common Stock.

The following summarizes the results for those matters submitted to our stockholders for action at the annual meeting:

1.
Election of Directors. The election of two Class 2 directors to hold office until the annual meeting of stockholders to be held in 2009, or until their respective successors have been elected and qualified. One of the directors (the “Class A Director”) was elected by the holders of Class A Common Stock voting as a separate class, and the other was elected by the holders of the Class A Common Stock and the holders of the Class B Common Stock voting together as a single class. The Board of Directors nominated John R. Attwood as the Class A Director.

Director	For	Withheld
John R. Attwood	11,724,080	66,060
Craig L. Levra	2,255,062	8,218

2.
Ratification of Appointment of Independent Auditors. The ratification of the appointment of Moss Adams LLP as the Company's independent registered public accounting firm for the fiscal year ending April 1, 2007.

For	Against	Abstain
2,263,084	33	162

Item 5.	Other Information.

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

SPORT CHALET, INC.

DATE: November 8, 2006	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)