Form 10-Q
period 2006-12-31
SPORT CHALET INC
filed 2007-02-08
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes ☐ No ☒

At February 7, 2006, there were 12,252,654 shares of Class A Common Stock outstanding and 1,741,489 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Net sales	$114,682,558	$99,664,450	$290,403,557	$253,541,108
Cost of goods sold, buying
and occupancy costs	77,451,480	67,921,588	199,063,241	174,536,379
Gross profit	37,231,078	31,742,862	91,340,316	79,004,729

Selling, general and
administrative expenses	30,302,181	26,435,121	80,691,114	77,282,595
Income (loss) from operations	6,928,897	5,307,741	10,649,202	1,722,134

Interest expense	(291,336)	(174,392)	(352,523)	(189,428)
Income (loss) before taxes	6,637,561	5,133,349	10,296,679	1,532,706

Income tax provision	2,632,175	2,084,318	4,079,179	3,257,736
Net income (loss)	$4,005,386	$3,049,031	$6,217,500	$(1,725,030)

Earnings (loss) per share:
Basic	$0.29	$0.22	$0.45	$(0.13)
Diluted	$0.28	$0.22	$0.43	$(0.13)

Weighted average number
of common shares outstanding:
Basic	13,925,434	13,583,786	13,735,241	13,468,942
Diluted	14,533,410	14,179,348	14,332,817	13,468,942

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,099,058	$2,563,930
Accounts receivable, less allowance of $179,000
at December 31, 2006 and $130,000 at March 31, 2006	4,549,788	2,479,386
Merchandise inventories	101,746,629	67,777,059
Prepaid expenses and other current assets	4,498,704	3,857,570
Deferred income taxes	3,421,709	3,920,192
Total current assets	116,315,888	80,598,137
Fixed assets, net	57,073,108	48,365,653
Deferred income taxes	4,501,583	3,274,015
Total assets	$177,890,579	$132,237,805

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,512,457	$16,467,120
Salaries and wages payable	4,888,555	5,473,610
Income taxes payable	1,314,767	302,274
Other accrued expenses	22,470,592	14,909,439
Total current liabilities	72,186,371	37,152,443

Deferred rent	20,257,130	17,616,994
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,252,071
at December 31, 2006 and 11,927,146
at March 31, 2006	122,521	119,271
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,741,406
at December 31, 2006 and 1,703,909
at March 31, 2006	17,414	17,039
Additional paid-in capital	33,092,909	31,335,324
Retained earnings	52,214,234	45,996,734
Total stockholders’ equity	85,447,078	77,468,368
Total liabilities and stockholders’ equity	$177,890,579	$132,237,805

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	December 31, 2006	December 31, 2005
Operating activities
Net income (loss)	$6,217,500	$(1,725,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation	122,448	8,221,826
Depreciation and amortization	8,294,911	6,961,020
Loss (gain) on disposal of fixed assets	135,696	(203,064)
Deferred income taxes	(729,085)	(1,636,920)
Changes in operating assets and liabilities:
Accounts receivable	(2,070,402)	(2,521,092)
Merchandise inventories	(33,969,570)	(23,494,102)
Prepaid expenses and other current assets	(641,134)	(515,886)
Accounts payable	27,045,337	14,168,964
Salaries and wages payable	(585,055)	(633,865)
Income taxes refundable/payable	1,012,493	539,759
Other accrued expenses	7,561,153	8,501,494
Deferred rent	2,640,136	2,123,905
Net cash provided by operating activities	15,034,428	9,787,009

Investing activities
Purchase of fixed assets	(17,160,666)	(15,151,038)
Proceeds from sale of assets	22,604	391,869
Other assets	-	76,960
Net cash used in investing activities	(17,138,062)	(14,682,209)

Financing activities
Proceeds from bank borrowing	33,826,455	32,218,125
Repayments of bank borrowing	(33,826,455)	(32,218,125)
Proceeds from exercise of stock options	1,353,253	400,857
Excess tax benefits associated with share based compensation	1,175,773	1,013,896
Optionee withholding taxes from exercise of stock options	(890,264)	(1,074,409)
Net cash provided by financing activities	1,638,762	340,344

Decrease in cash and cash equivalents	(464,872)	(4,554,856)
Cash and cash equivalents at beginning of period	2,563,930	6,176,689
Cash and cash equivalents at end of period	$2,099,058	$1,621,833

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,620,000	$3,341,000
Interest	210,136	97,372

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations are set forth below:

	Three months ended		Nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net income (loss)	$4,005,386	$3,049,031	$6,217,500	$(1,725,030)

Weighted average number of common shares:
Basic	13,925,434	13,583,786	13,735,241	13,468,942
Effect of dilutive securities-
stock options	607,976	595,562	597,576	-
Diluted	$14,533,410	$14,179,348	$14,332,817	$13,468,942

Class A and Class B
earnings (loss) per share:
Basic	$0.29	$0.22	$0.45	$(0.13)
Effect of dilutive securities-
stock options	(0.01)	-	(0.02)	-
Diluted	$0.28	$0.22	$0.43	$(0.13)

An aggregate of 101,500 and 88,000 options for the three and nine months ended December 31, 2006, respectively, and an aggregate of 21,000 and 1,665,168 options for the three and nine months ended December 31, 2005, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

3. Stock Compensation

Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total stock-based compensation expense recognized for the three and nine months ended December 31, 2006 was $21,736 and $122,448, respectively, before income taxes, and the related tax benefit was $9,000 and $49,000, respectively.

1

Under the modified prospective application method, results for periods prior to April 1, 2006, have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the three and nine months ended December 31, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to the stock-based compensation for that period:

	Three months ended December 31, 2005	Nine months ended December 31, 2005

Net income (loss) as reported	$3,049,031	$(1,725,030)
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	-	7,541,662
Cancellation of Sport Chalet Option, LLC		747,351
Deduct:
Sport Chalet Option, LLC	-	-
Stock-based compensation expense from recapitalization, net of related tax effects	-	7,541,662
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	128,497	251,185
Pro forma net income (loss)	$2,920,534	$(1,228,864)

Class A and Class B income (loss) per share
As reported – basic	$0.22	$(0.13)
As reported – diluted	$0.22	$(0.13)

Pro forma – basic	$0.22	$(0.09)
Pro forma – diluted	$0.21	$(0.09)

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

	Three months ended		Nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Risk-free interest rate	4.7%	4.0%	5.0%	4.0%
Expected volatility	41.1%	37.0%	41.4%	37.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life in years	7.51	5.0	7.51	5.0

Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. As of December 31, 2006, there were 1,690,942 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the nine months ended December 31, 2006 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	1,950,168	$4.80
Granted	89,000	8.00
Exercised	(351,712)	4.22
Forfeited or expired	(174,992)	3.72
Outstanding as of December 31, 2006	1,512,464	$4.81	5.7	$6,619,408

Exercisable as of December 1, 2006	1,390,268	$4.57	5.4	$6,423,658

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $9.20 and $9.08 for Class A and Class B, respectively, as of the last trading day of the period ended December 31, 2006. The total intrinsic value for stock options exercised during the nine months ended December 31, 2006 was $1,670,222. During the nine months ended December 31, 2006, the total fair value of options vested was $174,324. The non-vested stock option activity during the nine months ended December 31, 2006 is presented in the following table:
.

	Shares	Weighted Average Fair Value
Nonvested, March 31, 2006	89,642	$3.68
Granted	89,000	0.23
Vested	(38,948)	3.86
Forfeited	(17,498)	3.86
Nonvested, December 31, 2006	122,196	4.17

As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $429,513, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Shares	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Under $3	552,500	2.57	$2.29	552,500	$2.29
$3.00 to $4.490	323,712	5.02	4.10	323,712	4.10
$4.50 to $5.99	1,250	4.39	4.55	1,250	4.55
$6.00 to $7.50	414,502	8.55	6.98	377,806	7.01
$7.51 to $10.00	220,500	8.90	8.10	135,000	8.17
$0.00 to $10.00	1,512,464	5.66	4.81	1,390,268	4.57

4.	Reclassifications

Beginning April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective method. SFAS 123R requires that the excess tax benefit associated with an individual share-based payment award be included in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. The prior period amounts presented in the accompanying financial statements have been reclassified to conform to this presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

5.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48, when adopted, will have a material impact on the Company’s consolidated financial statements.

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

Overview

We are a leading operator of 45 full-service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, our Chairman Emeritus and founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

Our growth strategy had historically focused on Southern California, but now includes opening stores throughout California, Nevada, Arizona and Utah as suitable locations are found. We have opened five stores this fiscal year, fourteen stores in the last three years and nineteen in the last five years. We currently anticipate opening six to eight new stores during the upcoming year including our first store in Utah. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base.

Our prototype store is 42,000 square feet in size and showcases each product category with the feel of a specialty shop, all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Mature stores are evaluated for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Since fiscal 2003 nine stores have been remodeled. Two major store remodels are currently planned for next year. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital. As of December 31, 2006, 59% of our stores have been opened or remodeled within the past four years.

We believe that the overall growth of our business should allow us to maintain or increase our operating margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain.  Gross profit as a percent of sales has increased from 28.6% to 30.9% over the past five years ending March 31, 2006. Our overall growth should leverage our investments in infrastructure such as the distribution center, corporate facilities, E3 replenishment system, HighJump warehouse management software and Marketmax planning and allocation technology. However, these increased efficiencies and improvements in logistics are partially offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 25.3% to 27.1% over the past five years ending March 31, 2006.

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

Beginning April 1, 2006, our fiscal year end has been changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result, the three months ended December 31, 2006 includes one less day as compared to the three months of the prior year which ended on December 31, 2005.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principles (“GAAP”), relative percentages of net sales and percentage changes, for the three months ended December 31, 2006 and December 31, 2005 (dollar amounts in thousands, except per share amounts).

	Three months ended
	December 31, 2006		December 31, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$114,683	100.0%	$99,664	100.0%	$15,019	15.1%
Gross profit	37,231	32.5%	31,743	31.9%	5,488	17.3%
Selling, general and administrative expenses	30,302	26.4%	26,435	26.5%	3,867	14.6%
Income from operations	6,929	6.0%	5,308	5.3%	1,621	30.5%
Interest expense	(291)	(0.3%)	(174)	(0.2%)	(117)	67.2%
Income before taxes	6,638	5.8%	5,133	5.2%	1,505	29.3%
Income tax provision	2,632	2.3%	2,084	2.1%	548	26.3%
Net income	4,005	3.5%	3,049	3.1%	956	31.4%

Earnings per share:
Basic	$0.29		$0.22		$0.07	31.8%
Diluted	$0.28		$0.22		$0.06	27.3%

Sales increased $15.0 million, or 15.1%, to $114.7 million for the three months ended December 31, 2006 from $99.7 million for the three months ended December 31, 2005. The sales growth is due to nine new stores which resulted in a $12.1 million increase in sales on a same day basis, or 12.4%, combined with a same store, same day sales increase of $3.5 million, or 3.8%, and a reduction of $700,000 due to the loss of one day from the current period as a result of our calendar change. Three new stores were opened this quarter, in addition to one new store in each of the last three quarters and three in the third quarter of fiscal 2006. The newer stores, of those included in same store sales, contributed to our sales growth. Same store sales are based upon stores open throughout both periods presented and exclude our team sales division.

Gross profit increased $5.5 million, or 17.3%, for the three months ended December 31, 2006 primarily from increased sales over the three months ended December 31, 2005. As a percent of net sales, gross profit increased to 32.5% from 31.9% primarily as a result of the leverage created by increased same store sales against relatively fixed occupancy costs.

Selling, general and administrative expenses increased $3.9 million, or 14.6%, for the three months ended December 31, 2006 over the three months ended December 31, 2005, primarily from the additional stores. As a percent of net sales, selling, general and administrative expenses remained relatively flat at 26.4% compared to 26.5% for the same period last year as the leverage created by increased same store sales was partially offset by the expenses associated with new stores which take time to reach operating efficiency.

Net income increased $957,000, or 31.4%, to $4.0 million for the three months ended December 31, 2006 from $3.0 million for the three months ended December 31, 2005. Diluted earnings per share increased $0.06, to $0.28 for the three months ended December 31, 2006 from $0.22 for the three months ended December 31, 2005. The increase is primarily the result of increased sales.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principles (“GAAP”), relative percentages of net sales, and percentage changes, for the nine months ended December 31, 2006 and December 31, 2005 (dollar amounts in thousands, except per share amounts).

	Nine months ended
	December 31, 2006		December 31, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$290,404	100.0%	$253,541	100.0%	$36,863	14.5%
Gross profit	91,340	31.5%	79,005	31.2%	12,335	15.6%
Selling, general and administrative expenses	80,691	27.8%	77,283	30.5%	3,408	4.4%
Income from operations	10,649	3.7%	1,722	0.7%	8,927	518.4%
Interest expense	(353)	(0.1%)	(189)	(0.1%)	(164)	86.8%
Income before taxes	10,297	3.5%	1,533	0.6%	8,764	571.7%
Income tax provision	4,079	1.4%	3,258	1.3%	821	25.2%
Net income (loss)	6,218	2.1%	(1,725)	(0.7%)	7,943	(460.5%)

Earnings (loss) per share:
Basic	$0.45		$(0.13)		$0.58	(446.2%)
Diluted	$0.43		$(0.13)		$0.56	(429.9%)

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

The following table sets forth statement of operations data and relative percentages of net sales, and percentage changes, for the nine months ended December 31, 2006 and December 31, 2005 determined without regard to the effect of the recapitalization plan on selling, general and administrative expenses or income taxes (dollar amounts in thousands, except per share amounts).

	Nine months ended
	December 31, 2006		December 31, 2005		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$290,404	100.0%	$253,541	100.0%	$36,863	14.5%
Gross profit	91,340	31.5%	79,005	31.2%	12,335	15.6%
Selling, general and administrative expenses	80,691	27.8%	68,589	27.1%	12,102	17.6%
Income from operations	10,649	3.7%	10,415	4.1%	234	2.2%
Interest expense	(353)	(0.1%)	(189)	(0.1%)	(164)	86.8%
Income before taxes	10,297	3.5%	10,225	4.0%	72	0.7%
Income tax provision	4,079	1.4%	4,111	1.6%	(32)	(0.8%)
Net income	6,218	2.1%	6,114	2.4%	104	1.7%

Earnings per share:
Basic	$0.45		$0.45		$-	0.0%
Diluted	$0.43		$0.44		$(0.01)	(2.5%)

Sales increased $36.7 million, or 14.5%, to $290.4 million for the nine months ended December 31, 2006 from $253.5 million for the nine months ended December 31, 2005. The sales growth is due to nine new stores which resulted in a $28.0 million increase in sales on a same day basis, or 11.4%, combined with a same store, same day sales increase of $7.6 million, or 3.2%. For the nine months ended December 31, 2006, five new stores opened, in addition to four new stores during fiscal 2006. The same store sales increase was primarily from our newer stores as sales from our mature stores were impacted primarily by: (1) weakness in several hardgoods categories; (2) the expected decrease in sales of three mature stores due to the opening of one new store as part of our strategy to back-fill in our core Southern California market; and (3) the adverse effect on one store during the continuing renovation of the shopping mall in which it is located. Same store sales are based upon stores open throughout both periods presented and exclude our team sales division.

Gross profit increased $12.3 million, or 15.6%, for the nine months ended December 31, 2006 primarily from increased sales over the nine months ended December 31, 2005. As a percent of net sales, gross profit increased to 31.5% from 31.2% primarily as a result of reduced markdowns. Lower average inventory per store as compared to the same period last year reduced the need for markdowns.

Excluding the effects of last year’s recapitalization, selling, general and administrative expenses increased $12.1 million, or 17.6%, for the nine months ended December 31, 2006 over the nine months ended December 31, 2005, primarily from the additional stores. In addition, we experienced increases in utility costs from rate increases of approximately $500,000 and increased corporate labor of approximately $1.1 million to facilitate our growth plans. As a percent of net sales, selling, general and administrative expenses increased to 27.8% from 27.1%, primarily from lower growth in sales from our mature stores described above, the previously mentioned utilities and corporate labor and the expenses associated with new stores which take time to reach operating efficiency.

Excluding the effects of last year’s recapitalization, net income increased $104,000, or 1.7%, to $6.2 million for the nine months ended December 31, 2006 from $6.1 million for the nine months ended December 31, 2005. Diluted earnings per share remained relatively flat at $0.43 for the nine months ended December 31, 2006 compared to $0.44 for the nine months ended December 31, 2005.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities of $15.0 million and $9.8 million for the nine months ended December 31, 2006 and December 31, 2005, respectively, is primarily the result of net income, adjusted for depreciation and amortization, last year’s non-cash charge for the recapitalization and increases in accounts payable partially offset by inventory purchases.

Inventories increased by $34.0 million and $23.5 million for the nine months ended December 31, 2006 and December 31, 2005, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal inventory and for new stores. The relative difference between years is the result of beginning the current fiscal year with historically low inventory levels due to an unusual sell through of winter related products, as well as, inventory for six additional stores during the nine months ended December 31, 2006 as compared to three in the same period ended December 31, 2005.

Historically, accounts payable has increased as inventory increases. Accounts payable increased by $27.0 million as compared to an increase of $14.2 million for the nine months ended December 31, 2006 and December 31, 2005, respectively. The relative change as compared to inventory levels is the result of timing differences in the receipt of inventory during the respective quarter.

Net cash used for the purchase of fixed assets was $17.2 million compared to $15.2 million for the nine months ended December 31, 2006 and December 31, 2005, respectively. The relative increase is due to five new stores opening during the nine months ended December 31, 2006 versus three new stores opened in the nine months ended December 31, 2005. Two and three stores were remodeled in the nine month periods ended December 31, 2006 and December 31, 2005, respectively, with no additional remodels planned for the remainder of fiscal 2007. As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for the remainder of fiscal 2007 are expected to be approximately $6.3 million, primarily for expenditures on information systems, the most significant portion of which is for the replacement of our legacy merchandise and financial systems.

The Company’s credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $20 million, increasing to $35.0 million for the period October 1 through December 31 of each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (8.25% at December 31, 2006) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt-to-equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of December 31, 2006 are its store leases, with initial terms expiring from 2007 through 2020, which typically provide for multiple five-year renewal options and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$29,274,701	$169,500
2 - 3 years	63,487,378	339,000
4 - 5 years	58,467,048	339,000
After 5 years	129,793,296	550,875
Total	$281,022,423	$1,398,375

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $3.0 million relating to purchase commitments were outstanding as of December 31, 2006 and expire within one year.

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

Stock-Based Compensation

As of April 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R applying the “modified prospective method.” Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model, consistent with prior period valuations under SFAS 123. The Black-Scholes option-pricing model requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income. On March 31, 2006, we accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock. The purpose of accelerating the vesting of the options was to reduce the non-cash compensation expense that we otherwise would be required to recognize. Total stock-based compensation expense recognized for the three and nine months ended December 31, 2006 is $21,736 and $122,448, respectively, before income taxes, and the related tax benefit is $9,000 and $49,000, respectively. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $429,513, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

We are replacing our legacy merchandise and financial systems. Changes to our systems may disrupt our supply chain operations and have a material adverse impact on our business and results of operations.

Our business operations are dependent on our logistical systems, which include our merchandise and financial systems. These systems affect our ability to manage the merchandise supply chain, sell products, accomplish payment functions and report financial data. We are in the process of replacing our legacy merchandise and financial systems. There are inherent costs and risks associated with transitioning to new systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores. We may also encounter application program bugs, system conflict crashes, user error, data integrity issues, and integration issues with our remaining systems. Implementing new data standards and converting existing data to accommodate a new system's requirements will also require a significant amount of capital expenditure and effort across our entire organization, which may divert the attention of management. These system disruptions could negatively impact our business and results of operations.

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

 Terrorist attacks may cause damage or disruption to our employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause us to suffer in ways that we currently cannot predict. Our geographical focus in California, Nevada, Arizona and Utah may make us more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

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

 Currently, most of our stores are located in Southern California and the balance is located in Northern California, Central California, Nevada and Arizona. Accordingly, we are subject to regional risks such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at these ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

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

Our continued growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets. The ability to successfully implement this growth strategy could be negatively affected by any of the following:

•	suitablesites may not be available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we might not be able to hire and retain qualified store personnel; and

•	we might not have the financial resources necessary to fund our expansion plans.

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

Item 1A. Risk Factors.

We are replacing our legacy merchandise and financial systems. Changes to our systems may disrupt our supply chain operations and have a material adverse impact on our business and results of operations.

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

SPORT CHALET, INC.

DATE: February 7, 2007	By: /s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)