Form 10-K
period 2007-04-01
SPORT CHALET INC
filed 2007-06-13
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to                         .

Commission file number: 0-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Sport Chalet Drive, La Cañada, California	91011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 949-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Class B Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of October 1, 2006, was approximately $41.5 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.

At June 12, 2007, there were 12,332,654 shares of Class A Common Stock outstanding and 1,741,489 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 1, 2007.

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

ITEM 1. BUSINESS

General

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise), is a leading operator of 45 full-service, specialty sporting goods stores in California, Nevada and Arizona. As of April 1, 2007, we had 32 locations in Southern California, seven in Northern California, one in Central California, two in Nevada and three in Arizona. These stores average approximately 40,000 square feet in size. In addition, we operate a retail e-commerce store through GSI Commerce, Inc. at www.sportchalet.com. Originally we were incorporated in California and we reincorporated as a Delaware corporation in 1992. Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.

Operating History and Growth Plans

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. As a true pioneer in the industry, Norbert’s mission was three simple things. To “see things through the eyes of the customer”; “to do a thousand things a little bit better”; and to focus on “not being the biggest, but the best.” Over the last 48 years, Sport Chalet has grown into a chain of 45 specialty sporting goods stores serving California, Nevada and Arizona.

Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada, Arizona and Utah as suitable locations are found. We have opened five stores this fiscal year, fourteen stores in the last three years and nineteen in the last five years. We currently anticipate opening six to eight new stores during the upcoming year including our first store in Utah. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. For fiscal 2007, total sales exceeded $388 million with average sales per store of $9.2 million and corresponding average sales per square foot of $235.

Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. Our stores generally require three to four years to attract a stable, mature customer base. We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, such as pre-opening rent and the costs associated with training employees and stocking the store. Cash requirements for opening costs of each new store can vary significantly depending on how much the landlord has agreed to contribute to our required improvements.

Our sales partially depend on the economic environment and level of consumer spending in the geographic regions around our stores. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas have had, and may in the future have, a materially adverse effect on our results of operations.

Stores and Merchandising

Our prototype store is 42,000 square feet in size and showcases each product category with the feel of a specialty shop all contained under one roof. The full-service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories. Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting us to offer our customers a high level of product knowledge and service from the beginner to the professional sports enthusiast.

Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pool for SCUBA and watersports instruction and demonstrations, and a 100 foot shoe wall, among other improvements. In coming years we plan to retro-fit certain mature stores to conform to the prototype. During fiscal 2008, two stores will be remodeled, with expected completion dates in the fall of 2008. For both new stores and remodels, we continually update our prototype format to remain competitive. While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many standard prototype design elements as possible. We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of capital. With the scheduled new store openings and remodels, 71% of our store base will be based on our prototype.

Our stores feature a number of distinct, specialty sports and lifestyle categories, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and core specialty merchandise such as snowboarding, mountaineering and SCUBA. The merchandise appeals to both experts and moderate users. In addition, our stores offer over 50 services for the serious sports enthusiast, including backpacking, canyoneering, and kayaking instruction, custom golf club fitting and repair, ski rental and repair, SCUBA training and certification, SCUBA boat charters, team sales, racquet stringing, and bicycle tune-up and repair. Although the revenues generated by these support services are not material, these services further differentiate us from our competitors. Our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Friday, 9:00 a.m. to 9:00 p.m. Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

The following table illustrates our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items such  as apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Fiscal Year
	2007	2006	2005
Hardlines	53%	52%	53%
Apparel	27%	29%	28%
Footwear	20%	19%	19%
Total	100%	100%	100%

We operate our online store through GSI Commerce, Inc. (“GSI”) at www.sportchalet.com. GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. We receive a license fee based on a percentage of sales generated by the website. The licensing fee is not material to total revenues.

Seasonality

The market for retail sporting goods is seasonal in nature. As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season. In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly winter-sports related products. In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales. Winter-related products represent approximately 17% of our annual net sales and have ranged from 27% to 31% of our fourth fiscal quarter. We anticipate this seasonal trend in sales will continue. We respond to changes in mid-season weather by maintaining flexibility in product placement at the stores and the marketing of product offerings. See “Item 1A. Risk Factors - Seasonal fluctuations in the sales of sporting goods could cause our operating results to suffer.”

Marketing and Advertising

We generate all of our marketing and advertising campaigns in-house, with production support from outside vendors as needed. The campaigns are designed to reflect our strategic direction through our brand and product offerings, as well as communicate a focused and consistent theme/event calendar through media including direct mail, radio, billboards, newspaper, magazines and the internet. Through the Team Sales Division, we reach out to communities in which our stores do business, contributing to local teams and leagues. Our advertising leverage has been boosted by vendor payments under cooperative advertising arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances. We are in the process of rolling out our customer relationship program, “Action Pass”, using NSB’s CRM software, the pilot began in spring 2006 in select markets and is expected to be completely implemented in fall 2007. We are directly marketing to individual customers based on their personal shopping information.

Purchasing and Distribution

In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from over 1,000 vendors. Vendor payment terms typically range from 30 to 120 days from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 8% of our total inventory purchases for fiscal 2007 and 2006, respectively.

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

We use a sophisticated computerized replenishment system from JDA Software Group, Inc. The JDA E3 system consists of three modules: (i) warehouse replenishment, which manages purchases from vendors, (ii) store replenishment, which manages shipments from the warehouse to stores, and (iii) network optimization, which synchronizes the two systems. In addition, we utilize the JDA Consumer Outlook and Pinpoint seasonal profile software to help identify, create and manage the seasonal trends of our merchandise. Currently, we utilize the E3 system to manage approximately 47% of our total inventory. The remaining 53% of the inventory purchases historically was managed by traditional methods conducted by the buying staff.

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

During fiscal 2008, we are planning on implementing CRS’ EnterpriseSelling software which will replace our manual processes of locating and transferring products for a customer. This software will allow us to quickly close a sale and ship merchandise from our optimal location to the customer’s preferred destination.

Information Systems

Historically we have used a “best of breed” approach to information systems. All systems communicate with a legacy system that is the centralized data repository and the primary financial system.  Our inventory systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and allow us to manage by identifying individual SKU activity by location and projecting trends and replenishment needs on a timely basis.  Although we believe these systems have historically enabled us to increase margins by reducing inventory and markdowns while strengthening our in-stock positions, as part of our comprehensive review of internal control over financial reporting while also enhancing our ability to grow we feel the legacy system should now be replaced.

In October 2006, we selected mySAP2005 ERP from SAP as the replacement system and the implementation process began. We are planning to go live with SAP before the fiscal 2008 Holiday season begins. Selecting SAP is a strategic decision focusing future resources on a single-vendor ERP solution in lieu of the historical “best of breed” approach. Our analysis has revealed that recent improvements in SAP’s solutions provide robust retail functions and we anticipate that future releases will provide additional support for improved retail business processes. This milestone decision will permit us to enjoy the efficiencies of a fully integrated solution without the traditional overhead generally associated with interfacing systems in a multi-vendor solution. BearingPoint, a global management and technology consulting company known for their deep industry experience, assisted with the software selection and is helping with the implementation.

The legacy system currently operates on a Sun computer. Store systems utilize the Retail Store 3.0 Suite of applications from CRS Retail Systems that were upgraded to the current release in the summer of 2006, including a Returns Management application, and new IBM SurePOS hardware. A custom rental program has been added to the store system. Merchandise replenishment is controlled by E3 software from JDA, running on an IBM iSeries. The processing of debit/credit card authorization allows on-line debit and signature capture. The distribution center uses warehouse management software from HighJump Software (a 3M Company).  NSB’s CRM software handles data collection for customer purchases via our Action Pass program.

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

Industry and Competition

The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

•	specialty stores, such as REI, Sportsman’s Warehouse, Finish Line, Chicks and Adventure 16;
•	full-line sporting goods chains, such as The Sports Authority and Dick's Sporting Goods;
•	supplier-owned stores, such as Nike, The North Face, adidas, New Balance and Puma;
•	mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target and Kohl’s, Macy's and Nordstroms; and
•	Internet retailers and catalog merchandisers, such as Bass Pro, Cabela’s and Sportsman’s Guide.

Many of these competitors have greater financial resources than we do, or better name recognition in regions into which we seek to expand. Our industry is dominated by sporting goods superstore retailers, i.e., full-line sporting goods chains with stores typically larger than 40,000 square feet. Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive. Specialty retailers often have the advantage of a lower cost structure and a smaller "footprint" that can be located in shopping centers and strip malls, offering more customer convenience. Many of these competitors have an online store, offering customers easy access to merchandise.

Historically, we have distinguished ourselves from our competitors by providing a broader selection of higher-end specialty items that require higher levels of customer service and sales associate expertise. We believe that our broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by our well-trained sales associates, differentiates us from discount and department stores, traditional and specialty sporting goods stores and other superstore operations.

Our format takes advantage of several significant trends and conditions in the sporting goods industry. These conditions include the size of the industry, fragmented competition, limited assortments offered by many sporting goods retailers, consumer preference for one-stop shopping, and the importance of delivering value through selection, quality, service and price.

Employees

As of April 1, 2007, we had a total of approximately 3,600 full and part-time employees, 3,200 of whom were employed in our stores and 400 of whom were employed in warehouse and delivery operations or in corporate office positions. None of our employees are covered by a collective bargaining agreement. We encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations. A typical store has approximately 75 employees, of whom 20 to 40 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

We are committed to the growth and training of our employees in order to provide “The Experts” in product knowledge and service to our customers. Our “Certified Pro” program encourages employees to attend product-line-specific clinics and receive hands-on training to improve technical product and service expertise. Only after completing all of the clinics and training, in addition to passing specific testing, may an associate be considered a Certified Pro. Certified Pro certification is offered in 20 different service disciplines and is a requirement for new associates in their areas of expertise. Being knowledgeable and informed allows our work force to meet the customer's needs and enhance their shopping experience.

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

The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at www.sec.gov.

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

Our business operations are dependent on our logistical systems, which include our merchandise and financial systems. These systems affect our ability to manage the merchandise supply chain, sell products, accomplish payment functions and report financial data. We are in the process of replacing our legacy merchandise and financial systems with software from SAP. There are inherent costs and risks associated with transitioning to new systems, including supply chain and merchandising systems disruptions that affect our ability to get the correct products into the appropriate stores. We may also encounter application program bugs, system conflict crashes, user error, data integrity issues, and integration issues with our remaining systems. Implementing new data standards and converting existing data to accommodate a new system's requirements will also require a significant amount of capital expenditure and effort across our entire organization, which may divert the attention of management. These system disruptions could negatively impact our business and results of operations.

In addition, we are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with our 2008 fiscal year, we will be required to perform an evaluation of our internal control over financial reporting, and beginning with our 2009 fiscal year our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The risks associated with transitioning to these new systems may cause additional complications which may slow down the review process and delay our ability to complete our evaluation, and the auditors' ability to complete their attestation on time. See "Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time consuming and require significant management attention, and may not be successful."

Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is a non-accelerated filer and will be required, beginning in our 2008 fiscal year, to perform an evaluation of our internal control over financial reporting, and beginning in our 2009 fiscal year our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and will require significant attention of the Company’s management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors' attestation on time. If the Company discovers a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, cause the delisting of its Common Stock from Nasdaq and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

Our status as a non-accelerated filer is based on the aggregate market value of Class A Common Stock and Class B Common Stock held by our non-affiliates as of the end of our second fiscal quarter, at October 1, 2006, which was approximately $41.5 million. Should the aggregate market value of Class A Common Stock and Class B Common Stock held by our non-affiliates exceed $75 million on September 30, 2007 we would become an accelerated filer and as a result our independent registered public accounting firm would have to test and evaluate the design and operating effectiveness of our internal controls and publicly attest to such evaluation for the 2008 fiscal year. This could add additional expense and an increased risk of noncompliance with Section 404 of the Sarbanes-Oxley Act if the auditors do not complete their attestation on time.

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

Currently, most of our stores are located in Southern California and the remaining are located in Northern California, Central California, Nevada and Arizona. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

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

Our sales volume increases significantly during the Holiday season as is typical with other sporting goods retailers. In addition, our product mix has historically emphasized cold weather sporting goods increasing the seasonality of our business. In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales. Winter-related products represent approximately 17% of our annual net sales and have ranged from 27% to 31% of our fourth fiscal quarter. We anticipate this seasonal trend in sales will continue. The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by our customers. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Suppliers in the ski and snowboard industry require us to make commitments for purchases of apparel and equipment by early spring for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, we place our orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, we may be required to mark down our winter apparel and equipment.

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

At June 12, 2007, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 11%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

The increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially. While we are taking significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. If any such compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Sporting goods are often subject to short-lived trends, such as the short-lived popularity of in-line scooters. Outdoor wear is significantly influenced by fashion. Our success depends upon the ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports on an individual market basis. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase products from vendors up to nine months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

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

At June 12, 2007, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 11%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At April 1, 2007, we had 45 store locations. The following table summarizes the key information on our retail properties:

Location	Opening Date	Gross Square Footage
La Cañada (1)	June 1960	28,000
Huntington Beach (2) (4)	June 1981	50,000
La Jolla	June 1983	20,400
Mission Viejo	August 1986	29,900
Point Loma (2)	November 1987	34,600
Valencia (2) (5)	November 1987	40,000
Marina del Rey (6)	November 1989	42,300
Beverly Hills	November 1989	40,500
Brea (2) (5)	April 1990	40,500
Oxnard (2)	June 1990	40,500
West Hills (2) (6)	June 1991	44,000
Burbank (7)	August 1992	45,000
Montclair	November 1992	14,800
Torrance (3)	November 1993	43,700
Glendora	November 1993	40,400
Rancho Cucamonga (2)	June 1994	36,000
Irvine (2)	November 1995	35,000
Laguna Niguel (4)	November 1997	40,000
Mission Valley (3)	June 1998	47,000
Long Beach (7)	May 1999	43,400
Porter Ranch	July 1999	43,000
Temecula (4)	October 1999	40,000
Chino Hills	July 2000	42,000
Palmdale (2)	June 2001	39,400
Henderson, NV (2)	November 2001	42,000
Costa Mesa - South Coast Plaza	November 2001	41,600
Summerlin, NV (2)	November 2002	40,300
Riverside	November 2002	46,100
Antioch (2)	November 2003	40,000
Redlands (2)	November 2003	42,000
Sacramento (2)	December 2003	40,600
Roseville	August 2004	37,000
Pleasanton (2)	August 2004	40,500
Arcadia	October 2004	42,200
Elk Grove (2)	November 2004	42,000
Visalia (2)	November 2004	41,000
Happy Valley, AZ (2)	November 2005	42,000
Chandler, AZ (2)	November 2005	41,200
Scottsdale, AZ (2)	November 2005	41,500
Foothill Ranch (2)	February 2006	43,400
Thousand Oaks (2)	May 2006	40,300
Vacaville (2)	August 2006	41,600
San Jose	November 2006	44,000
San Marcos (2)	November 2006	40,000
Mira Loma (2)	November 2006	39,300
	Total	1,789,000

(1)	The original store opened in 1959. The number of facilities and square footage has fluctuated over the years. We have plans to relocate four buildings which have served the La Canada Flintridge, California market into a single 45,000 square foot store in calendar 2008. The four buildings, which the Company has historically reported as one store, together totaled 40,000 square feet. In preparation for the new store in calendar 2008, there will be construction occurring and the four buildings in La Canada Flintridge have been consolidated into a single temporary location which is approximately 28,000 square feet.
(2)	Includes swimming pool facility for SCUBA and kayaking instruction.
(3)	Remodels completed for fiscal 2007.
(4)	Remodels completed in fiscal 2006.
(5)	Remodels completed in fiscal 2005.
(6)	Remodels completed in fiscal 2004.
(7)	Remodels scheduled for fiscal 2008.

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

We lease from corporations controlled by Norbert Olberz, Sport Chalet’s Founder (the “Founder”); our corporate office space in La Cañada and our stores in La Cañada, Huntington Beach and Porter Ranch, California. We have incurred rental expense to the Founder of $2.5 million, $2.4 million and $2.4 million in fiscal 2007, 2006 and 2005, respectively.

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

No matters were submitted to our stockholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

Pursuant to the stockholder approved recapitalization plan that establishes two classes of Common Stock. On September 21, 2005, each outstanding share of Common Stock (“Old Common Stock”) was reclassified into 0.25 share of Class B Common Stock. On September 30, 2005 a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock was paid. The recapitalization doubled our total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split. Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Stock Market National Market System under the symbol “SPCHA” and “SPCHB”, respectively. The following table reflects the range of high and low sale prices of our Old, Class A, and Class B Common Stock for the periods indicated:

	Old Common Stock
Fiscal 2006	High	Low
First Quarter	$19.50	$12.84
Second Quarter	$18.14	$16.00

	Class A		Class B
Fiscal 2006	High	Low	High	Low
Second Quarter	$10.75	$8.50	$68.00	$13.00
Third Quarter	$10.20	$6.87	$15.55	$8.00
Fourth Quarter	$8.36	$7.01	$8.70	$7.12

	Class A		Class B
Fiscal 2007	High	Low	High	Low
First Quarter	$8.45	$7.46	$8.34	$7.50
Second Quarter	$9.43	$7.80	$9.35	$7.80
Third Quarter	$10.48	$7.86	$9.96	$8.55
Fourth Quarter	$10.89	$8.90	$11.20	$9.00

	Class A		Class B
Fiscal 2008	High	Low	High	Low
First Quarter (through June 11, 2007)	$11.44	$9.99	$11.30	$9.40

On June 11, 2007, the closing price of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $10.28 and $10.10, respectively. Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.

Approximate Number of Holders of Common Shares

The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of June 8, 2007 was 145 and 150, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 1,400 beneficial owners holding stock in nominee or “street” name.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's Common Stock during the period from April 1, 2002 to April 1, 2007 with (i) the cumulative total return of the Nasdaq Composite Stock Market Index and (ii) the cumulative total return of the S&P Specialty Stores Index. The comparison assumes $100 was invested on April 1, 2002 in the Common Stock and in each of the foregoing indices and the reinvestment of dividends through April 1, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

In September 2005, the stockholders of the Company approved amendments to the Company's Certificate of Incorporation that resulted in the reclassification of each outstanding share of common stock as 0.25 share of Class B Common Stock and the issuance of seven shares of Class A Common Stock for each outstanding share of Class B Common Stock. For the period commencing on September 30, 2005, the Company has added the share price of one share of Class B Common Stock and seven shares of Class A Common Stock in calculating its cumulative total return for purposes of the following graph.

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

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data as of and for the five most recent fiscal years ended April 1, 2007. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein. All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1. Business Recapitalization Plan.”

	Fiscal year ended,
	2007	2006 (3)	2005	2004	2003
Statements of Income Data:	(In thousands, except per share, per square foot amounts)
Net sales	$388,209	$343,204	$309,090	$264,237	$238,033
Cost of goods sold, buying and occupancy costs	268,188	237,137	213,429	184,047	168,519
Gross profit	120,021	106,067	95,661	80,190	69,514
Selling, general and administrative expenses	107,776	101,534	85,145	72,360	62,579
Income from operations	12,245	4,533	10,516	7,830	6,935
Interest expense	516	267	263	190	307
Income before taxes	11,729	4,266	10,253	7,640	6,628
Income tax provision	4,630	4,353	4,082	2,996	2,584
Net income (loss)	$7,099	$(87)	$6,171	$4,644	$4,044
Class A and Class B earnings (loss) per share - basic	$0.51	$(0.01)	$0.46	$0.35	$0.31
Class A and Class B earnings (loss) per share - diluted	$0.49	$(0.01)	$0.44	$0.33	$0.29
Weighted average Class A and Class B shares outstanding:
Basic	13,850	13,506	13,361	13,291	13,230
Diluted	14,460	13,506	14,007	14,017	13,894

Selected Operating Data:
Comparable store sales increase (decrease) (1)	2.0%	1.9%	5.7%	3.7%	(0.9)%
Gross profit margin	30.9%	30.9%	30.9%	30.3%	29.2%
Selling, general and administrative expenses as percentage of net sales	27.8%	29.6%	27.5%	27.4%	26.3%
Net cash provided by operating activities	$10,615	$16,976	$17,955	$7,608	$6,513
Depreciation and amortization	$11,419	$9,226	$7,692	$6,447	$5,890
Stores open at end of period	45	40	36	31	28
Total square feet at end of period	1,789	1,586	1,412	1,210	1,087
Net sales per square foot (2)	$235	$238	$241	$239	$241
Average net sales per store (2)	$9,232	$9,351	$9,430	$9,221	$9,220

	As of Fiscal year end,
Balance Sheet Data:	2007	2006	2005	2004	2003
Working capital	$45,493	$43,446	$43,116	$40,746	$37,329
Total assets	171,249	132,238	118,789	95,057	89,492
Bank debt	11,776	-	-	-	-
Total stockholders’ equity	86,426	77,468	69,110	62,811	57,456
________________
(1)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.
(2)	Calculated by using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.
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

Overview

We are a leading operator of 45 full service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada, Arizona and Utah as suitable locations are found. We have opened five stores this fiscal year, fourteen stores in the last three years and nineteen in the last five years. We currently anticipate opening six to eight new stores during the upcoming year including our first store in Utah. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs as a percent of sales in the early years of operation, due primarily to pre-opening and promotional costs and lower than average sales, which reduces the leverage needed to offset direct and indirect store expenses. As the store matures, sales tend to level off and expenses decline as a percent of sales. We believe our stores require three to four years to attract a stable, mature customer base, but because of our relatively low number of stores, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. A slower rate of maturity would cause reduced profitability as a percent of sales. In addition, we continue to invest in infrastructure improvements to more efficiently manage the increasing store base, these improvements generally increase overhead expenses in the form of computer hardware and software maintenance and depreciation as well as staff to operate these systems. At some point the growth in sales from new and mature stores is expected to exceed the growth in infrastructure costs, but there can be no assurance that this will occur.

Our prototype store is 42,000 square feet in size and showcases each product category with the feel of a specialty shop all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. Mature stores are evaluated for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competition trends and the availability of adequate capital. We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, such as pre-opening rent and the costs associated with training employees and stocking the store. Cash requirements for opening costs of each new store varies significantly depending on how much the landlord has agreed to contribute to our required improvements.

Comparable store sales are a key performance measurement, a store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation. Our comparable store sales growth has been positive for the last four fiscal years, many factors effect sales during a fiscal year; such as the overall economic conditions, unseasonable weather in our markets, the appeal of our merchandise assortments and marketing changes. In general our mature stores have leveled off in their growth and although we are focused on constant improvement in all stores, we expect our comparable store sales growth to be driven by maturing stores.

We believe that the overall growth of our business will allow us to maintain or increase our operating margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain.  Gross profit, which includes occupancy costs, as a percent of sales has increased from 29.2% to 30.9% over the past five years. However improvements in merchandise procurement have been offset by increased occupancy costs as a percent of sales from new stores. Our overall growth should leverage our investments in infrastructure such as the distribution center, corporate facilities, E3 replenishment system, HighJump warehouse management software, Marketmax planning and allocation technology and SAP merchandise and financial systems. However, these increased efficiencies and improvements have been offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 26.3% to 27.8% over the past five years.

We are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002 which requires an extensive review and remediation of our internal controls. To help meet the requirements of Section 404 and enhance the Company’s ability to grow, we are replacing our legacy merchandise and financial systems with mySAP2005 ERP from SAP. Implementation of this system, as well as the other work required by Section 404, will be expensive, time-consuming and will require significant attention of management. Current rules require our compliance by end of fiscal 2008.

Beginning April 1, 2006, our fiscal year end was changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the fourth quarter every five to six years. The 2007 fiscal year includes 52 weeks of operating results. This fiscal calendar is widely used in the retail industry.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006.

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principals (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the 2007 and 2006 fiscal years (dollar amounts in thousands, except per share amounts).

	Fiscal year ended

	2007		2006
	Amount	Percent	Amount	Percent	Dollar Change	Percentage Change
Net sales	$388,209	100.0%	$343,204	100.0%	$45,005	13.1%
Gross profit	120,021	30.9%	106,067	30.9%	13,954	13.2%
Selling, general and administrative expenses	107,776	27.8%	101,534	29.6%	6,242	6.1%
Income from operations	12,245	3.2%	4,533	1.3%	7,712	170.1%
Interest expense	516	0.1%	267	0.1%	249	93.3%
Income before taxes	11,729	3.0%	4,266	1.2%	7,463	174.9%
Net income (loss)	7,099	1.8%	(87)	(0.0%)	7,186	(8,259.8%)

Class A and Class B
Earnings (loss) per share:
Basic	$0.51		$(0.01)		$0.52	(5,200.0%)
Diluted	$0.49		$(0.01)		$0.50	(5,000.0%)

To supplement consolidated financial statements presented in accordance with GAAP, non-GAAP financial measures are used as the compensation and other expenses related to the recapitalization plan during fiscal 2006 and are not expected to reoccur and their exclusion provides a consistent comparison to current year results. The presentation of this financial information is not intended to be considered in isolation or as a substitute for financial information prepared and presented in accordance with GAAP. For a reconciliation of non-GAAP results of operations measures to the nearest comparable GAAP measures see “Fiscal 2006 Compared to Fiscal 2005” following.

The following table sets forth statement of operations data and relative percentages of net sales, and the percentage increase or decrease, for the 2007 and 2006 fiscal years without regard to the effect of the recapitalization plan on selling, general and administrative expenses or income taxes (dollar amounts in thousands, except per share amounts).

	Fiscal year ended

	2007		2006
	Amount	Percent	Amount	Percent	Dollar Change	Percentage Change

Net sales	$388,209	100.0%	$343,204	100.0%	$45,005	13.1%
Gross profit	120,021	30.9%	106,067	30.9%	13,954	13.2%
Selling, general and administrative expenses	107,776	27.8%	92,841	27.1%	14,935	16.1%
Income from operations	12,245	3.2%	13,226	3.9%	(981)	(7.4%)
Interest expense	516	0.1%	267	0.1%	249	93.3%
Income before taxes	11,729	3.0%	12,959	3.8%	(1,230)	(9.5%)
Net income	7,099	1.8%	7,752	2.3%	(653)	(8.4%)

Class A and Class B
Earnings per share:
Basic	$0.51		$0.57		$(0.06)	(10.5%)
Diluted	$0.49		$0.55		$(0.06)	(10.9%)

Sales increased $45.0 million, or 13.1%, to $388.2 million for fiscal 2007 from $343.2 million for fiscal 2006. The sales growth is the result of opening five stores in fiscal 2007 and four in fiscal 2006, which resulted in a $37.3 million increase in sales, in addition to a comparable store sales increase of $6.7 million or 2.0%. The comparable store sales increase was primarily from our newer stores as sales from our mature stores were impacted primarily by: (1) weakness in several hardgoods categories; (2) the expected decrease in sales of three mature stores due to the opening of one new store as part of our strategy to back-fill in our core Southern California market; and (3) the adverse effect on one store during the continuing renovation of the shopping mall in which it is located. Comparable store sales were also negatively impacted by the fact that fiscal 2007 was the driest year on record for Southern California which we believe dampened the demand for winter apparel and equipment primarily in the fourth quarter as shown in the table below (dollar amounts in thousands):

	Change in Comparable Store Sales Fiscal Year 2007 to 2006		Change in Comparable Store Sales Fourth Quarter Fiscal 2007 to 2006
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Non-winter related	$5,837	2.1%	$1,530	2.5%
Winter related	877	1.5%	(2,439)	(9.4%)
Comparable store sales	$6,714	2.0%	$(909)	(1.0%)

Comparable store sales are based upon stores open throughout both periods presented and exclude team sales.

Gross profit increased $14.0 million, or 13.2%, primarily from increased sales. As a percent of sales, gross profit was unchanged at 30.9% for fiscal 2007 and fiscal 2006. Gross profit gains from merchandise procurement of approximately 20 basis points were offset by increased occupancy expense as a percent of sales in the new stores. We believe that the improvement in merchandise procurement is due to our continued investments in systems along with our growth in importance to our vendors. The increase in occupancy costs as a percent of sales is the result of our new stores which take time to reach operating efficiency.

Selling, general and administrative expenses (“SG&A”) increased $6.2 million, or 6.1%, primarily from expenses related to additional stores partially offset by expenses related to the fiscal year 2006 recapitalization plan which were not repeated in fiscal 2007. Excluding the effect of the recapitalization plan, SG&A expenses increased $14.9 million, or 16.1%, primarily from additional stores. In addition, we experienced increases in utility costs of approximately $800,000 from rate increases and increased corporate labor of approximately $1.1 million to facilitate our growth plans, partially offset by a reduction of incentive pay of approximately $500,000. As a percent of sales excluding the effect of the recapitalization plan, SG&A expenses increased to 27.8% in fiscal 2007 from 27.1% in fiscal 2006 primarily from lower growth in sales from our mature stores described above, the previously mentioned utilities and corporate labor increases and the expenses associated with new stores which take time to reach operating efficiency.

The effective income tax rate was 39.5% for fiscal 2007 compared to 40.2% excluding the effect of the recapitalization plan for fiscal 2006. Generally these rates differ from the statutory rates as a result of permanent differences between financial reporting and tax-basis income. Our statutory rate has increased to 40.7% for fiscal 2007 from 39.8% in fiscal 2006 as a result of a rate increase related to the growth in our taxable income.

Net income increased to $7.1 million, or $0.49 per diluted share, for fiscal 2007, from a net loss of $87,000, or $0.01 loss per diluted share, for fiscal 2006, primarily from expenses related to the recapitalization plan in fiscal 2006. Excluding the effect of the recapitalization plan, net income decreased from $7.8 million, or $0.55 per diluted share, for fiscal 2006.

Fourth Quarter 2007 Compared to Fourth Quarter 2006.

The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the fourth quarter of fiscal 2007 and 2006 (dollar amounts in thousands, except per share amounts).

	Fourth fiscal quarter ended,

	2007		2006
	Amount	Percent	Amount	Percent	Dollar Increase	Percentage Increase
Net sales	$97,806	100.0%	$89,663	100.0%	$8,143	9.1%
Gross profit	28,681	29.3%	27,062	30.2%	1,619	6.0%
Selling, general and administrative expenses	27,085	27.7%	24,251	27.0%	2,834	11.7%
Income from operations	1,596	1.6%	2,811	3.1%	(1,215)	(43.2%)
Interest expense	164	0.2%	77	0.1%	87	113.0%
Income before taxes	1,432	1.5%	2,734	3.0%	(1,302)	(47.6%)
Net income	881	0.9%	1,638	1.8%	(757)	(46.2%)

Class A and Class B
Earnings per share:
Basic	$0.06		$0.12		$(0.06)	(50.0%)
Diluted	$0.06		$0.12		$(0.06)	(50.0%)

Sales increased $8.1 million, or 9.1%, to $97.8 million for the fourth quarter 2007 from $89.7 million for the same period in fiscal 2006. The sales growth is the result of opening five stores in fiscal 2007 and one in the fourth quarter of fiscal 2006 which resulted in an $8.0 million increase in sales on a same day basis. In addition, a sales decrease of $909,000, or 1.0%, from comparable stores on a same day basis was more than offset by $1.3 million in additional sales from one extra day relative to the fourth quarter of fiscal 2006 as a result of our calendar change. Comparable store sales were negatively impacted by the fact that fiscal 2007 was the driest year on record for Southern California which we believe dampened the demand for winter apparel and equipment. Winter related product sales were down $2.4 million, or 9.4%, while non-winter related product sales were up $1.5 million, or 2.5%.

Gross profit increased $1.6 million, or 6.0%, primarily from increased sales. As a percent of sales, gross profit decreased to 29.3% from 30.2% for the fourth quarter of fiscal 2006. The 90 basis point decrease is primarily due to increased occupancy expense as a percent of sales in the new stores as new stores take time to reach operating efficiency.

Selling, general and administrative expenses increased $2.8 million, or 11.7%, primarily from expenses related to additional stores. As a percent of sales, SG&A increased to 27.7% in fiscal 2007 from 27.0% for the fourth quarter of fiscal 2006, primarily from the decrease in comparable store sales in addition to expenses related to new stores which take time to reach operating efficiency.

The effective tax rate, as a percent of pretax income, was 38.5% for the fiscal 2007 fourth quarter and 40.1% for the same period in fiscal 2006. Generally these rates differ from the statutory rates as a result of permanent differences between financial reporting and tax-basis income. Our statutory rate has increased to 40.7% for fiscal 2007 from 39.8% in fiscal 2006 as a result of a rate increase related to the growth in our taxable income.

Net income decreased to $881,000, or $0.06 per diluted share, for the fiscal 2007 fourth quarter, from $1.6 million, or $0.12 per diluted share, for the 2006 fiscal fourth quarter.

Fiscal 2006 Compared to Fiscal 2005.

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principals (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the fiscal years ended March 31, 2006 and 2005 (dollar amounts in thousands, except per share amounts).

	Fiscal year ended March 31,

	2006		2005
	Amount	Percent	Amount	Percent	Dollar Change	Percentage Change
Net sales	$343,204	100.0%	$309,090	100.0%	$34,114	11.0%
Gross profit	106,067	30.9%	95,661	30.9%	10,406	10.9%
Selling, general and administrative expenses	101,534	29.6%	85,145	27.5%	16,389	19.2%
Income from operations	4,533	1.3%	10,516	3.4%	(5,983)	(56.9%)
Interest expense	267	0.1%	263	0.1%	4	1.5%
Income before taxes	4,266	1.2%	10,253	3.3%	(5,987)	(58.4%)
Net income (loss)	(87)	(0.0%)	6,171	2.0%	(6,258)	(101.4%)

Class A and Class B
Earnings (loss) per share:
Basic	$(0.01)		$0.46		$(0.47)	(102.2%)
Diluted	$(0.01)		$0.44		$(0.45)	(102.3%)

All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in "Item 1 Business - Recapitalization Plan.”

To supplement consolidated financial statements presented in accordance with GAAP, non-GAAP financial measures are used as the compensation and other expenses related to the recapitalization plan during 2006 and are not expected to reoccur and their exclusion provides a consistent comparison to past results. The presentation of this financial information is not intended to be considered in isolation or as a substitute for financial information prepared and presented in accordance with GAAP.

The following table sets forth statement of operations data and relative percentages of net sales, and the percentage increase or decrease, for the fiscal years ended March 31, 2006 and 2005 determined without regard to the effect of the recapitalization plan on selling, general and administrative expenses or income taxes (dollar amounts in thousands, except per share amounts).

	Fiscal year ended March 31,

	2006		2005
	Amount	Percent	Amount	Percent	Dollar Change	Percentage Change
Net sales	$343,204	100.0%	$309,090	100.0%	$34,114	11.0%
Gross profit	106,067	30.9%	95,661	30.9%	10,406	10.9%
Selling, general and administrative expenses	92,841	27.1%	85,145	27.5%	7,696	9.0%
Income from operations	13,226	3.9%	10,516	3.4%	2,710	25.8%
Interest expense	267	0.1%	263	0.1%	4	1.5%
Income before taxes	12,959	3.8%	10,253	3.3%	2,706	26.4%
Net income	7,752	2.3%	6,171	2.0%	1,581	25.6%

Class A and Class B
Earnings per share:
Basic	$0.57		$0.46		$0.11	23.9%
Diluted	$0.55		$0.44		$0.11	25.0%

All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in "Item 1 - Business Recapitalization Plan.”

The following table sets fourth reconciliations of non-GAAP results of operations measures to the nearest comparable GAAP measures. Compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to past results (dollar amounts in thousands, except per share amounts).

	Fiscal year ended March 31, 2006

	GAAP	Adjustments	Non-GAAP

Selling, general and administrative expenses	$101,534	$(8,693)	$92,841
Income from operations	4,533	8,693	13,226
Income before taxes	4,266	8,693	12,959
Income tax provision	4,353	(854)	5,207
Net income (loss)	$(87)	$7,839	$7,752

Class A and Class B
earning (loss) per share:
Basic	$(0.01)	$0.58	$0.57
Diluted	$(0.01)	$0.56	$0.55

Sales increased $34.1 million, or 11.0%, from $309.1 million for the fiscal year ended March 31, 2005 to $343.2 million for fiscal 2006. The sales growth is the result of opening four stores in fiscal 2006 and five in fiscal 2005, which resulted in a $27.6 million increase in sales, in addition to a comparable store sales increase of $5.4 million or 1.9%. Comparable store sales increased despite the fact that fiscal 2006 did not have the benefit of the colder weather experienced early in our third quarter of fiscal year 2005 that helped stimulate demand for winter apparel and equipment. Comparable store sales excluding winter related products increased $7.7 million or 3.3%. Comparable store sales are based upon stores open throughout both periods presented and exclude team sales.

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

Net cash provided by operating activities of $10.6 million, $17.0 million and $18.0 million for fiscal 2007, 2006 and 2005, respectively, was primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable offset by inventory purchases. For fiscal 2006 net income also was impacted by a non-cash charge of $8.2 million from stock compensation related to the recapitalization plan.

Accounts receivable increased $4.4 million for fiscal 2007 primarily from amounts due from our landlords for new store construction, the amounts and timing of landlord reimbursements varies considerably based on individual store lease negotiations and the timing of new store construction.

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store. Inventories increased $19.3 million in fiscal 2007, $2.7 million in fiscal 2006 and $10.9 million in fiscal 2005, primarily from the addition of five stores in fiscal 2007, four stores in fiscal 2006 and five stores in fiscal 2005. In fiscal 2007, average inventory per store increased 14.2% compared to fiscal 2006 for the following reasons: 1) we ended fiscal 2006 with unusually low levels of winter related products due to late winter snowfall that year which caused a greater than expected sell through of winter related products, and 2007 inventory is more in line with historic levels, 2) weakness in sales at our mature stores and in several hardgoods categories, which merchandise will sell down during our first quarter of 2008, and 3) front-loading of water sports inventory in March 2007 to speed the transition from winter.

Historically, accounts payable increases as inventory increases. However, the timing of vendor payments or receipt of merchandise near the end of the fiscal year does influence this relationship. For fiscal 2007, accounts payable increased $12.9 million while inventory increased $19.3 million, the relative difference is the result of beginning the current fiscal year with historically low inventory levels due to an unusual sell through of winter related products in fiscal 2006.

Deferred rent increased $5.4 million, $4.5 million and $3.2 million for fiscal 2007, 2006 and 2005, respectively as we received large landlord reimbursements for improvements made to new stores. The landlord reimbursement varies based on our participation in the construction of a new store.

Net cash used in investing activities was $22.8 million, $19.8 million and $14.9 million for fiscal 2007, 2006 and 2005, respectively, primarily for capital expenditures as shown below, in thousands:

	Year ended April 1,
	2007	2006	2005
New stores	$11,466	$10,033	$9,840
Remodels	2,366	2,625	1,552
Existing stores	2,276	1,393	1,127
Information systems	5,291	4,768	1,152
Rental equipment	1,321	1,161	1,089
Other	136	315	438
Total	$22,856	$20,295	$15,198

We have continued to open new stores, five in fiscal 2007, four in fiscal 2006 and five in fiscal 2005. Net of landlord reimbursement, which is included in deferred rent, the average amount spent per store is $1.1 million, $1.4 million and $1.4 million for fiscal 2007, 2006 and 2005, respectively. In addition, $3.5 million was spent on stores which will open in fiscal 2008. We are also remodeling mature stores; two stores were remodeled in fiscal 2007, four in fiscal 2006 and two in 2005. Information systems are being upgraded with the partial implementation of SAP in fiscal 2007 in addition to merchandise planning and allocation software and an upgrade to our store systems during fiscal 2006.

As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2008 are expected to be approximately $25 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $11 million of this amount will be used to open seven new stores with an additional $5 million for stores expected to open in fiscal 2009. These planned store openings are dependant on our landlords completing our buildings and surrounding retail centers on time. In addition, two stores are planned to be remodeled for approximately $2 million. In addition to the normal expenditures for existing stores and rental equipment, the remainder is primarily for expenditures on information systems, the most significant portion of which is the replacement of our legacy merchandise and financial systems.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. For the first time in nine years we ended the year with outstanding bank debt which totaled $11.8 million. The debt is the result of funding new stores and information systems as well as ending the year overstocked with inventory.

Our credit facility with bank, Bank of America, N.A. (the “Lender”) provides for advances up to $25.0 million, amended from $20.0 million in April 2007, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (8.25% at April 1, 2007) or can be fixed for a period of time at the then current rate established under one of several indices, all at our option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007 and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require us to maintain certain minimum cash flow coverage and debt-to-equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We are currently in compliance with the covenants. We believe our credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require us to request additional borrowing capacity from the Lender or alter our expansion plans or operations.

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles. The following table summarizes such obligations as of April 1, 2007:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$29,812,296	$169,500
2 - 3 years	64,066,206	339,000
4 - 5 years	59,348,550	339,000
After 5 years	127,402,040	508,500
Total	$280,629,092	$1,356,000

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $3.0 million relating to purchase commitments were outstanding as of April 1, 2007 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock in fiscal 2007. We intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

We have a customer loyalty program, Action Pass, which allows members to earn points for each purchase completed at our stores. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned are included in accrued expenses and recorded as a reduction in sales at the time the points are earned, based on the retail value of points that are projected to be redeemed.

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

Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon over five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.

During the fiscal year ended March 31, 2005, Breakage was recognized at the time of issuance of Gift Cards. For fiscal years subsequent to March 31, 2005, the method of accounting has been changed to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption was immaterial. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $532,000, $397,000 and $263,000 for fiscal years 2007, 2006 and 2005, respectively.

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

Accounting for Income Taxes. As part of the process of preparing the consolidated financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that future recovery is not likely, a valuation allowance would be established. To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of April 1, 2007. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.

Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Stock-Based Compensation. Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total stock-based compensation expense recognized for the 2007 fiscal year was $166,178 before income taxes, and the related tax benefit was $67,711. On March 31, 2006 we accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock. The purpose of accelerating the vesting of the options is to reduce the non-cash compensation expense that we otherwise would be required to recognize.

Recently Issued Accounting Pronouncements

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since we currently record taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), the adoption of this Issue will not have a material impact on our net earnings or financial position.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. The cumulative effect of applying the provisions of FIN No. 48 upon initial adoption will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008. We are evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income, net earnings or retained earnings.

In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we will adopt in the first quarter of fiscal 2008, as indicated above.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of fiscal 2007. The cumulative effect of initially applying the provisions of SAB No. 108 may be reported as a cumulative adjustment to retained earnings at the beginning of the year of adoption. The adoption of SAB No. 108 had no impact on our net earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

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

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, which occurred during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “General Information - Security Ownership of Principal Stockholders and Management” and “Proposal 1 - Election of Directors” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal 1-Election of Directors” contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

(2)	Schedules - Valuations and Qualifying Accounts.

For fiscal years 2007, 2006 and 2005.

Allowance for Sales Returns (Year ended)	Balance at beginning of period	Additions	Deductions	Balance at end of period
4/1/2007	$386,000	$19,763,851	$19,755,851	$394,000
3/31/2006	$330,000	$16,769,528	$16,713,528	$386,000
3/31/2005	$240,000	$15,302,119	$15,212,119	$330,000

Allowances for estimated returns are recorded at the estimated gross profit based upon our historical return patterns.  Sales return allowances are recorded in other accrued expenses on the Consolidated Balance Sheets.

(b)	Exhibits - See Index on Page 55.

Sport Chalet, Inc.

Index to Audited Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	35

Consolidated Statements of Operations for each of the three years in the
period ended April 1, 2007	36

Consolidated Balance Sheets as of April 1, 2007 and March 31, 2006	37

Consolidated Statements of Stockholders’ Equity for each of the three
years in the period ended April 1, 2007	38

Consolidated Statements of Cash Flows for each of the three years in the
period ended April 1, 2007	39

Notes to Consolidated Financial Statements	40

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of April 1, 2007 and March 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended April 1, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of April 1, 2007 and March 31, 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended April 1, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Los Angeles, California
June 12, 2007

Sport Chalet, Inc.

Consolidated Statements of Operations

	Fiscal year ended,
	2007	2006	2005

Net sales	$388,209,155	$343,204,097	$309,089,551
Cost of goods sold, buying and occupancy costs	268,188,190	237,137,009	213,428,269
Gross profit	120,020,965	106,067,088	95,661,282

Selling, general and administrative expenses	107,775,726	101,534,075	85,144,702
Income from operations	12,245,239	4,533,013	10,516,580

Interest expense	516,332	266,910	263,523
Income before taxes	11,728,907	4,266,103	10,253,057

Income tax provision	4,630,193	4,353,292	4,082,000
Net income (loss)	$7,098,714	$(87,189)	$6,171,057

Earnings (loss) per share:
Basic	$0.51	$(0.01)	$0.46

Diluted	$0.49	$(0.01)	$0.44

Weighted average number of common shares outstanding:
Basic	13,850,220	13,505,952	13,360,986
Diluted	14,459,547	13,505,952	14,007,372

See accompanying notes.

Sport Chalet, Inc.

Consolidated Balance Sheets

	April 1,	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,840,757	$2,563,930
Accounts receivable	6,894,282	2,479,386
Merchandise inventories	87,066,998	67,777,059
Prepaid expenses and other current assets	4,827,232	3,857,570
Prepaid income taxes	1,481,914	-
Deferred income taxes	3,145,502	3,920,192
Total current assets	107,256,685	80,598,137

Fixed assets, net	59,487,415	48,365,653
Deferred income taxes	4,504,986	3,274,015
Total assets	$171,249,086	$132,237,805

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,407,673	$16,467,120
Loan payable to bank	11,776,278	-
Salaries and wages payable	4,999,139	5,473,610
Income taxes payable	-	302,274
Other accrued expenses	15,580,770	14,909,439
Total current liabilities	61,763,860	37,152,443

Deferred rent	23,059,084	17,616,994
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares - none	-	-

Class A Common stock, $.01 par value:
Authorized shares - 46,000,000 Issued and outstanding shares - 12,252,654 in 2007 and 11,927,146 in 2006	122,527	119,271

Class B Common stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares - 1,741,489 in 2007 and 1,703,909 in 2006	17,415	17,039

Additional paid-in capital	33,190,752	31,335,324
Retained earnings	53,095,448	45,996,734
Total stockholders’ equity	86,426,142	77,468,368
Total liabilities and stockholders’ equity	$171,249,086	$132,237,805

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A		Class B
	Share	Amount	Share	Amount	Additional Paid-in Capital	Retained Earnings	Total

Balance at March 31, 2004	11,678,338	$116,783	1,668,363	$16,684	$22,764,174	$39,912,866	$62,810,507
Options exercised	22,456	225	3,208	32	59,101	-	59,358
Related income tax benefit					69,244	-	69,244
Shares granted		-		-		-	-
Net income for 2005						6,171,057	6,171,057
Balance at March 31, 2005	11,700,794	117,008	1,671,571	16,716	22,892,519	46,083,923	69,110,166

Options exercised	226,352	2,263	32,338	323	471,603	-	474,189
Related income tax benefit					1,013,895	-	1,013,895
Optionee withholding
taxes from exercise of stock options					(1,264,519)	-	(1,264,519)
Shares granted		-		-	8,221,826	-	8,221,826
Net loss for 2006						(87,189)	(87,189)
Balance at March 31, 2006	11,927,146	119,271	1,703,909	17,039	31,335,324	45,996,734	77,468,368

Options exercised	325,508	3,256	37,580	376	1,353,850	-	1,357,482
Related income tax benefit					1,225,662	-	1,225,662
Optionee withholding
taxes from exercise of stock options					(890,264)	-	(890,264)
Shares granted		-		-	166,180	-	166,180
Net income for 2007						7,098,714	7,098,714
Balance at April 1, 2007	12,252,654	$122,527	1,741,489	$17,415	$33,190,752	$53,095,448	$86,426,142

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year ended,
	2007	2006	2005
Operating activities
Net income (loss)	$7,098,714	$(87,189)	$6,171,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,418,930	9,225,765	7,692,015
(Gain) Loss on disposal of equipment	266,396	(213,122)	360,761
Stock compensation	166,178	8,221,826	-
Deferred income taxes	(456,281)	(1,728,375)	(1,787,158)
Changes in operating assets and liabilities:
Accounts receivable	(4,414,894)	(1,017,344)	(253,108)
Merchandise inventories	(19,289,939)	(2,715,917)	(10,889,087)
Prepaid expenses and other current assets	(969,662)	(813,417)	(842,117)
Prepaid income taxes	(1,481,914)	-	-
Accounts payable	12,940,553	(2,338,833)	7,787,476
Salaries and wages payable	(474,471)	393,290	1,725,952
Other accrued expenses	671,331	3,077,844	3,887,638
Income taxes payable	(302,274)	(522,785)	789,428
Deferred rent	5,442,090	4,480,691	3,242,722
Net cash provided by operating activities	10,614,757	15,962,434	17,885,579

Investing activities
Purchases of fixed assets	(22,855,770)	(20,295,088)	(15,197,322)
Other assets	-	76,960	24,076
Proceeds from sales of fixed assets	48,682	419,370	264,106
Net cash used in investing activities	(22,807,088)	(19,798,758)	(14,909,140)

Financing activities
Proceeds from bank borrowings	70,380,235	46,361,065	10,700,000
Repayment of bank borrowings	(58,603,957)	(46,361,065)	(10,700,000)
Proceeds from exercise of stock options	1,357,482	474,189	59,358
Optionee withholding taxes from exercise of stock options	(890,264)	(1,264,519)	-
Tax benefit on employee stock options	1,225,662	1,013,895	69,244
Net cash provided by (used in) financing activities	13,469,158	223,565	128,602

Increase (decrease) in cash and cash equivalents	1,276,827	(3,612,759)	3,105,041
Cash and cash equivalents at beginning of year	2,563,930	6,176,689	3,071,648
Cash and cash equivalents at end of year	$3,840,757	$2,563,930	$6,176,689
Cash paid during the year for:
Income taxes	$5,645,000	$5,591,000	$3,624,000
Interest	356,801	157,946	101,512

See accompanying notes.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Recapitalization Plan

Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 45 full-service, specialty sporting goods stores in California, Nevada and Arizona. The Company has 32 locations in Southern California, seven in Northern California, one in Central California, two in Nevada and three in Arizona.

In the second quarter of fiscal 2006, the Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s founder (the “Founder”) to certain members of management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan transferred a portion of the Founder’s ownership to Craig Levra, Chairman and Chief Executive Officer, and Howard Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary, and allowed current stockholders to retain existing ownership and voting interests.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The effect on net income is as follows:

Fiscal year ended
March 31, 2006
Compensation expense	$8,221,826
Professional fees	471,388
8,693,214
Income tax benefit	(854,000)
Effect on net income	$7,839,214

The Founder along with certain members of management collectively own approximately 66% of the Company’s outstanding Class A and Class B Common Stock at April 1, 2007.

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

Accounts Receivable

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of the losses inherent in accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance. Accounts receivable consists of amounts due from customers, vendors and landlords as follows:

	April 1,	March 31,
	2007	2006
Customers	$1,267,403	$868,194
Vendors	656,771	565,838
Landlords	5,095,506	1,135,121
Other	20,772	40,233
	7,040,452	2,609,386
Allowance for doubtful accounts	(146,170)	(130,000)
Net accounts receivable	$6,894,282	$2,479,386

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

Fixtures and equipment	5-7 years
Computer software and equipment	3-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The following is a summary of the components of fixed assets:

	April 1,	March 31,
	2007	2006
Fixtures and equipment	$30,962,838	$25,252,625
Computer software and equipment	20,251,062	15,612,045
Rental equipment	6,291,406	5,010,435
Vehicles	407,908	376,448
Leasehold improvements	50,243,510	41,448,393
	108,156,724	87,699,946
Accumulated depreciation	(48,669,309)	(39,334,293)
Net fixed assets	$59,487,415	$48,365,653

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

The Company has a customer loyalty program, Action Pass, which allows members to earn points for each purchase completed at our stores. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned are included in accrued expenses and recorded as a reduction in sales at the time the points are earned, based on the retail value of points that are projected to be redeemed.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Gift Card/Certificate Redemption

Gift cards and certificates are issued by the Company to be used toward the future purchase of the Company’s products. Revenue from gift cards, gift certificates and store merchandise credits (the “Gift Cards”) are recognized at the time of redemption. The Gift Cards have no expiration dates.

The Company’s experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. During the fiscal year ended March 31, 2005 Breakage was recognized at the time of issuance of Gift Cards. For fiscal years subsequent to March 31, 2005, the method of accounting has been changed to recognize Breakage at the time of redemption of Gift Cards. The effect of the change in accounting to record Breakage at the time of redemption was immaterial. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $532,000, $397,000 and $263,000 for fiscal years 2007, 2006 and 2005, respectively.

Cost of Goods Sold, Buying and Occupancy

Cost of goods sold, buying and occupancy includes product costs, net of discounts and allowances, and inbound freight charges, as well as distribution center, purchasing, and occupancy costs.  Distribution center costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Occupancy costs primarily consist of store rent.  All these costs reflect, in management’s opinion, the direct cost involved in bringing the Company’s product to market

Vendor Allowances

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $9,601,644, $8,166,267 and $7,923,512 for fiscal years 2007, 2006 and 2005, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations are illustrated below:

	Fiscal year ended,
	2007	2006	2005
	(in thousands, except per share data)
Basic EPS computation:
Numerator	$7,099	$(87)	$6,171

Denominator:
Weighted average common shares outstanding	13,850	13,506	13,361
Basic earnings (loss) per share	$0.51	$(0.01)	$0.46

Diluted EPS computation:
Numerator	$7,099	$(87)	$6,171

Denominator:
Weighted average common shares outstanding	13,850	13,506	13,361
Incremental shares from assumed conversion of options	609	-	646
Total weighted average common shares - assuming dilution	14,460	13,506	14,007
Diluted earnings (loss) per share	$0.49	$(0.01)	$0.44

The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million for the 2006 fiscal year. In addition, all share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in Note 1- Description of Business and Recapitalization Plan.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

An aggregate of 88,000 and 551,806 options for fiscal years 2007 and 2006, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total stock-based compensation expense recognized for the 2007 fiscal year was $166,178 before income taxes, and the related tax benefit was $67,711.

Under the modified prospective application method, results for periods prior to April 1, 2006, have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the 2006 and 2005 fiscal years, as if we had applied the fair value recognition provisions of SFAS No. 123 to the stock-based compensation for that period:
	Fiscal Year ended,
	2006	2005

Net income (loss) as reported	$(87,189)	$6,171,057
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	7,541,662	-
Cancellation of Sport Chalet Option, LLC	747,351	-
Deduct:
Sport Chalet Option, LLC	-	(348,660)
Stock-based compensation expense from recapitalization, net of related tax effects	(7,541,662)	-
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(1,215,712)	(202,138)
Pro forma net income (loss)	$(555,550)	$5,620,259

Class A and Class B income (loss) per share
As reported – basic	$(0.01)	$0.46
As reported – diluted	$(0.01)	$0.44

Pro forma – basic	$(0.04)	$0.42
Pro forma – diluted	$(0.04)	$0.40

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following weighted average assumptions are used to estimate the fair value for stock options granted in the years listed below:

	Fiscal Year ended,
	2007	2006	2005
Risk-free interest rate	4.9%	4.0%	4.0%
Expected volatility	41.1%	38.0%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.5	5.0	5.0

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005 was $4.32, $3.11 and $1.16, respectively.

Recently Issued Accounting Pronouncements

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently record taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), the adoption of this Issue will not have a material impact on net earnings or financial position.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. The cumulative effect of applying the provisions of FIN No. 48 upon initial adoption will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008. The Company is evaluating the impact, if any, the adoption of FIN No. 48 will have on operating income, net earnings or retained earnings.

In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company will adopt in the first quarter of fiscal 2008, as indicated above.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 in the fourth quarter of fiscal 2007. The cumulative effect of initially applying the provisions of SAB No. 108 may be reported as a cumulative adjustment to retained earnings at the beginning of the year of adoption. The adoption of SAB No. 108 had no impact on net earnings or financial position.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009 and is evaluating the impact, if any, the adoption of SFAS No. 157 will have on operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company plans to adopt SFAS No. 159 at the beginning of fiscal 2009 and is evaluating the impact, if any, the adoption of SFAS No. 159 will have on operating income or net earnings

3. Loans Payable to Bank

The Company’s credit facility with bank, Bank of America, N.A. (the “Lender”) provides for advances up to $25.0 million, amended from $20.0 million in April 2007, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (8.25% at April 1, 2007) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of .20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and the Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. The Company’s obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and the Company is subject to several restrictive covenants. The principal operating covenants require the Company to maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. The Company currently is in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

At April 1, 2007, there is $11.8 million outstanding under the facility as well as letters of credit amounting to $3.0 million relating to purchase commitments.

The weighted average interest rate on borrowings during the 2007 and 2006 fiscal years were 7.19% and 6.32% respectively.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at April 1, 2007:

	Leases with Founder	Unrelated Leases	Total
2008	$2,026,441	$27,785,855	$29,812,296
2009	2,026,441	29,630,352	31,656,793
2010	2,026,441	30,382,972	32,409,413
2011	1,972,275	28,053,984	30,026,259
2012	1,376,441	27,945,851	29,322,292
Thereafter	2,182,591	125,219,448	127,402,039
	$11,610,630	$269,018,462	$280,629,092

Total rent expense amounted to $33,999,055, $29,426,607 and $26,382,577 for fiscal years 2007, 2006 and 2005, respectively, which include $2,486,170, $2,433,933 and $2,460,243, respectively, for the leases with the Founder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $671,606, $774,009 and $1,540,158 for fiscal years 2007, 2006 and 2005, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Founder of $151,241 at April 1, 2007 and $138,678 at March 31, 2006.

Pursuant to his amended employment contract dated April 1, 2000, the Founder is paid a base salary of $150,000 per year until March 31, 2014.

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

5. Income Taxes

The provision for income taxes for fiscal years 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
Federal:
Current	$4,001,249	$4,953,796	$4,430,000
Deferred	(388,953)	(1,492,424)	(1,186,000)
	3,612,296	3,461,372	3,244,000
State:
Current	1,085,225	1,127,871	1,439,000
Deferred	(67,328)	(235,951)	(601,000)
	1,017,897	891,921	838,000
	$4,630,193	$4,353,292	$4,082,000

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of fiscal year end 2007 and 2006 are as follows:

	2007		2006
	Current	Non- current	Current	Non- current
Deferred tax assets:
Fixed assets	$-	$3,202,490	$-	$1,752,668
Uniform cost capitalization	471,711	-	309,007	-
Inventory reserves	1,100,142	-	876,357	-
Accrued vacation	409,566	-	337,170	-
Bonus accrual	236,327	-	730,961	-
Self-insurance accruals	582,016	-	1,049,847	-
Allowance for bad debt and sales returns	220,098	-	205,546	-
State income taxes	378,614	-	591,745	-
Deferred rent		1,302,496	-	1,521,347
Other	(252,972)		(180,441)	-
Total deferred tax assets	$3,145,502	$4,504,986	$3,920,192	$3,274,015

A reconciliation of the provision for income taxes for fiscal years 2007, 2006 and 2005 with the amount computed using the federal statutory rate follows:

	2007	2006	2005

Statutory rate, 35% in 2007, 34% in 2006 and 2005 applied to income before taxes	$4,105,117	$1,450,475	$3,486,000
State taxes, net of federal tax effect	673,943	248,901	598,000
Nondeductible stock award	-	2,629,668	-
Other, net	(148,867)	24,248	(2,000)
	$4,630,193	$4,353,292	$4,082,000

For the years ended April 1, 2007, March 31, 2006 and March 31, 2005, we recorded tax benefits related to the exercise of non-qualified stock options which were recorded as a credit to additional paid-in capital in the amount of $1,225,662, $1,013,895 and $69,244, respectively.

6. Award Plan and Stock Award

Award Plan

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) became effective on August 2, 2004 and terminated its prior plan (“1992 Plan”). Awards outstanding under the 1992 Plan may be exercised or settled in accordance with their original terms. Any shares not issued under the 1992 Plan were added to the shares available for issuance under the 2004 Plan.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

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

For financial accounting purposes, the grant of the option by the Founder of the Company was treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC are employees of the Company and, for economic and tax purposes, the LLC is a pass-through entity in that all income or losses of the LLC are passed through to its individual members. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company has not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option is being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, “Accounting for Stock-Based Compensation.” The fair value for the option was estimated at the date of grant using a Black-Scholes option pricing model For purposes of pro forma disclosures displayed in Note 2 - Summary of Significant Accounting Policies: Stock Based Compensation, the estimated fair value at the date of grant was $4.3 million for the option and was being amortized to expense over the option’s vesting period, which has been estimated at nine years. Effective with the recapitalization plan this option was terminated (see Note 1 - Description of Business and Recapitalization Plan).

Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. As of April 1, 2007, there were 1,684,442 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 2007 fiscal year is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	1,950,168	$4.29
Granted	97,500	8.04
Exercised	(363,090)	4.23
Forfeited or expired	(176,992)	3.74
Outstanding as of April 1, 2007	1,507,586	$4.84	5.4	$9,117,296

Exercisable as of April 1, 2007	1,380,890	$4.57	5.1	$8,717,100

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $10.89 and $10.85 for Class A and Class B, respectively, as of the last trading day of the period ended April 1, 2007. The total intrinsic value for stock options exercised during the 2007, 2006 and 2005 fiscal years was $1,726,153, $2,929,465 and $107,902. During the 2007 fiscal year, the total fair value of options vested was $141,528.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The non-vested stock option activity during the 2007 fiscal year is presented in the following table:.

	Shares	Weighted Average Fair Value
Nonvested, March 31, 2006	89,642	$3.68
Granted	97,500	4.32
Vested	(40,948)	3.46
Forfeited	(19,498)	3.90
Nonvested, April 1, 2007	126,696	4.16

As of April 1, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $419,298, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of April 1, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Under $3	551,500	2.32	$2.29	551,500	$2.29
$3.00 to $4.490	314,000	4.77	4.09	314,000	4.09
$4.50 to $5.99	1,250	4.14	4.55	1,250	4.55
$6.00 to $7.50	413,836	8.31	6.98	378,140	7.01
$7.51 to $10.00	225,500	8.68	8.15	136,000	8.17
$0.00 to $10.00	1,506,086	5.43	4.83	1,380,890	4.57

Stock Award

During the year ended March 31, 2006 the Founder transferred 974,150 shares of Class B Common Stock to certain executives. The fair market value of these shares of Class B Common Stock transferred by the Founder was $8,221,826 and is treated as a contribution to the Company’s capital with the offsetting charge as compensation expense.

7. Employee Retirement Plan

Effective January 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”). All employees who have completed 3 months of service and are 21 years of age or older are eligible to participate. Employees may contribute from 2% to 100% of their eligible earnings or the government limit (whichever is less). The Company matches 25% of the first 4% of employee pre-tax earnings deferred into the 401(k) Plan. The Company expense related to this plan was $113,571, $110,014 and $129,004 for fiscal years 2007, 2006 and 2005, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

8. Other Accrued Expenses

Other accrued expenses consist of the following:

	April 1,	March 31,
	2007	2006

Amount due to customers	$4,745,663	$3,741,056
Accrued sales tax	2,870,362	2,421,609
Self-insurance accruals	1,182,400	2,400,527
Other	6,782,345	6,346,247
Other accrued expenses	$15,580,770	$14,909,439

9. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts). All share information has been adjusted to reflect the reclassification and stock dividend as discussed in Item 1 Business “Recapitalization Plan”.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Net sales	$84,418	$91,303	$114,683	$97,806
Gross profit	24,749	29,360	37,231	28,681
Income from operations	920	2,800	6,929	1,596
Net income	530	1,682	4,005	881
Basic earnings per share	0.04	0.12	0.29	0.06
Diluted earnings per share	$0.04	$0.12	$0.28	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006
Net sales	$72,144	$81,732	$99,665	$89,663
Gross profit	21,304	25,958	31,743	27,062
Income (loss) from operations	655	(4,241)	5,308	2,811
Net income (loss)	389	(5,163)	3,049	1,638
Basic earnings (loss) per share	0.03	(0.38)	0.22	0.12
Diluted earnings (loss) per share	$0.03	$(0.38)	$0.22	$0.12

The recapitalization plan approved by the Company’s stockholders included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million primarily incurred in the second quarter of fiscal 2006 (see Note 1 - - Description of Business and Recapitalization Plan).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC. (Registrant)

Date: June 12, 2007	By:	/s/ Howard K. Kaminsky
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

/s/ Craig L. Levra	Date: June 12, 2007
Craig L. Levra, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Howard K. Kaminsky	Date: June 12, 2007
Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ John R. Attwood	Date: June 12, 2007
John R. Attwood, Director

/s/ Donald J. Howard	Date: June 12, 2007
Donald J. Howard, Director

/s/ Al D. McCready	Date: June 12, 2007
Al D. McCready, Director

/s/ Eric S. Olberz	Date: June 12, 2007
Eric S. Olberz, Director

/s/ Kenneth Olsen	Date: June 12, 2007
Kenneth Olsen, Director

/s/ Frederick H. Schneider	Date: June 12, 2007
Frederick H. Schneider, Director

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)

3.3	Bylaws, of Sport Chalet, Inc., as amended.	(3)

4.1	Form of Certificate for the Class A Common Stock.	(4)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1	1992 Incentive Award Plan.	(5)

10.2	2004 Equity Incentive Plan.	(6)

10.3*	Form of Director and Officer Indemnification Agreement.	(21)

10.4	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(7)

10.5	Amendment to Lease for La Cañada stores dated as of June 12, 2006, between the Company and La Cañada Properties, Inc.	(21)

10.6	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(8)

10.7	Amendment to Lease for Huntington Beach store dated as of June 12, 2006, between the Company and Huntington Beach Properties, Inc.	(21)

10.8	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(9)

10.9	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(10)

10.10	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(11)

10.11	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, N.A.	(12)

10.12	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(13)

10.13	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(14)

10.14	Amendment No. 5 to Loan Agreement, dated as of September 25, 2003, between the Company and Bank of America, N.A.	(15)

10.15	Amendment No. 6 to Loan Agreement, dated as of September 30, 2006, between the Company and Bank of America, N.A.	(16)

10.16	Amendment No. 7 to Loan Agreement, dated as of March 31, 2006, between the Company and Bank of America, N.A.	(21)

10.17	Amendment No. 8 to Loan Agreement, dated as of April 19, 2007, between the Company and Bank of America, N.A.	†

10.18*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(17)

10.19*	Amendment No. 1 to Employment Agreement, dated as of December 9, 2005, between Sport Chalet, Inc. and Norbert J. Olberz.	(18)

10.20*	Employment Agreement dated as of November 15, 2002, between the Company and Craig L. Levra.	(19)

Exhibit Index

Number	Description

10.21*	Employment Agreement dated as of November 15, 2002, between the Company and Howard K. Kaminsky.	(19)

10.22*	Employment Agreement dated as of November 15, 2002, between the Company and Dennis D. Trausch.	(19)

10.31*	Form of letter agreement re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(22)

14.1	Code of Conduct	(20)

23.1	Report of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibit A to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-107683).

(4)	Incorporated by reference to Exhibit 4.1 and 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A (Registration Statement No. 000-20736).

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(9)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

Exhibit Index
Number	Description

(14)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005

(17)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005

(19)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(20)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.

(21)	Incorporated by reference to Exhibit 10.3, 10.5, 10.7 and 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(22)	Incorporated by reference to Exhibit 99.1to the Company’s Current Report on Form 8-K filed on April 3, 2006.