Form 10-Q
period 2007-07-01
SPORT CHALET INC
filed 2007-08-03
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

At August 3, 2007, there were 12,334,820 shares of Class A Common Stock outstanding and 1,741,572 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	July 1, 2007	July 2, 2006

Net sales	$91,553,910	$84,418,339
Cost of goods sold, buying and
occupancy costs	65,401,225	59,669,496
Gross profit	26,152,685	24,748,843

Selling, general and administrative
expenses	26,908,688	23,828,887
(Loss) income from operations	(756,003)	919,956

Interest expense	359,017	38,520
(Loss) Income before taxes	(1,115,020)	881,436

Income tax (benefit) provision	(450,696)	351,025
Net (loss) income	$(664,324)	$530,411

(Loss) earnings per share:
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$0.04

Weighted average number of
common shares outstanding:
Basic	14,016,224	13,773,398
Diluted	14,016,224	14,191,130

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	April 1,
	2007	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,882,043	$3,840,757
Accounts receivable, net	7,102,720	6,894,282
Merchandise inventories	90,799,204	87,066,998
Prepaid expenses and other current assets	4,856,515	4,827,232
Prepaid income taxes	1,979,611	1,481,914
Deferred income taxes	3,007,698	3,145,502
Total current assets	112,627,791	107,256,685

Fixed assets, net	62,142,093	59,487,415
Deferred income taxes	4,862,299	4,504,986
Total assets	$179,632,183	$171,249,086

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,413,124	$29,407,673
Loan payable to bank	17,658,555	11,776,278
Salaries and wages payable	3,369,563	4,999,139
Other accrued expenses	13,236,605	15,580,770
Total current liabilities	69,677,847	61,763,860

Deferred rent	23,690,122	23,059,084
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,334,820 at
July 1, 2007 and 12,252,654 at April 1, 2007	123,348	122,527
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,741,572 at
July 1, 2007 and 1,741,489 at April 1, 2007	17,416	17,415
Additional paid-in capital	33,692,326	33,190,752
Retained earnings	52,431,124	53,095,448
Total stockholders’ equity	86,264,214	86,426,142
Total liabilities and stockholders’ equity	$179,632,183	$171,249,086

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	July 1, 2007	July 2, 2006
Operating activities
Net (loss) income	$(664,324)	$530,411
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	3,162,519	2,522,826
Loss on disposal of equipment	6,241	116,910
Share-based compensation	44,336	45,000
Deferred income taxes	(219,509)	993,839
Changes in operating assets and liabilities:
Accounts receivable	(208,439)	(2,222,016)
Merchandise inventories	(3,732,206)	(7,909,067)
Prepaid expenses and other current assets	(29,283)	18,788
Prepaid income taxes	(497,697)
Accounts payable	6,005,451	13,647,102
Salaries and wages payable	(1,629,576)	(1,602,516)
Other accrued expenses	(2,344,165)	(1,257,092)
Income taxes payable	-	(1,765,059)
Deferred rent	631,038	1,132,535
Net cash provided by operating activities	524,386	4,251,661

Investing activities
Purchase of fixed assets	(5,823,437)	(4,974,732)
Proceeds from sale of fixed assets	-	50
Net cash used in investing activities	(5,823,437)	(4,974,682)

Financing activities
Proceeds from bank borrowing	29,336,693	5,778,063
Repayments of bank borrowing	(23,454,416)	(5,778,063)
Proceeds from exercise of stock options	191,551	351,880
Optionee withholding taxes from exercise of stock options	-	(890,264)
Tax benefit on employee stock options	266,509	822,245
Net cash provided by financing activities	6,340,337	283,861

Increase (decrease) in cash and cash equivalents	1,041,286	(439,160)
Cash and cash equivalents at beginning of period	3,840,757	2,563,930
Cash and cash equivalents at end of period	$4,882,043	$2,124,770

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$250,000
Interest	317,982	19,534

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the periods presented have been included.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Beginning April 1, 2006, our fiscal year end was changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result, the three months ended July 2, 2006 includes two additional days as compared to the three months ended July 1, 2007.

2.             Earnings (loss) per Share

Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations are set forth below:

	Three months ended
	July 1, 2007	July 2, 2006
Net (loss) income	$(664,324)	$530,411

Weighted average number of common shares:
Basic	14,016,224	13,773,398
Effect of dilutive securities-
stock options	-	417,732
Diluted	$14,016,224	$14,191,130

Class A and Class B
(loss) earnings per share:
Basic	$(0.05)	$0.04
Effect of dilutive securities-
stock options	-	-
Diluted	$(0.05)	$0.04

An aggregate of 1,817,689 and 159,000 options for the three months ended July 1, 2007 and July 2, 2006, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

3.             Share-based Compensation

Total share-based compensation expense recognized for the three months ended July 1, 2007 and July 2, 2006 was $44,335 and $45,000, respectively, before income taxes. The related tax benefit was $18,000 for each of the periods.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. There were no options granted during the quarter ended July 1, 2007. For the quarter ended July 2, 2006 the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

Three months ended
July 2, 2006
Risk-free interest rate	5.0%
Expected volatility	46.1%
Expected dividend yield	0.0%
Expected life in years	7.5

The stock option activity during the three months ended July 1, 2007 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2007	1,507,586	$4.84
Granted	-	-
Exercised	(82,249)	2.31
Forfeited or expired	(500)	2.33
Outstanding as of July 1, 2007	1,424,837	$4.98	5.4	$7,238,821

Exercisable as of July 1, 2007	1,315,275	$4.75	5.1	$6,983,062

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $10.07 and $10.00 for Class A and Class B, respectively, as of the last trading day of the period ended July 1, 2007.

4.             Income Taxes

We adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on April 2, 2007. We have no unrecognized income tax benefits. When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years ending March 31, 2004 to April 1, 2007 remain open to examination by the Internal Revenue Service. The year ended March 31, 2005 has been selected for audit by the Internal Revenue Service. The tax years ending March 31, 2003 to April 1, 2007 remain open to examination by the state of California. The tax years ending March 31, 2006 to April 1, 2007 remain open to examination by the state of Arizona.

5.             Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009 and does not expect the adoption to have a material impact on net earnings or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company plans to adopt SFAS No. 159 at the beginning of fiscal 2009 and does not expect the adoption to have a material impact on net earnings or financial position.

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

Overview

We are a leading operator of 47 full service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada, Arizona and Utah as suitable locations are found. We have opened two stores during the three months ended July 1, 2007, sixteen stores in the last three years and twenty-one in the last five years. We currently anticipate opening five additional new stores during the remainder of this fiscal year including our first store in Utah. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs as a percent of sales in the early years of operation, due primarily to pre-opening and promotional costs and lower than average sales, which reduces the leverage needed to offset direct and indirect store expenses. As the store matures, sales tend to level off and expenses decline as a percent of sales. We believe our stores require three to four years to attract a stable, mature customer base, but because of our relatively low number of stores, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. A slower rate of maturity would cause reduced profitability as a percent of sales. In addition, we continue to invest in infrastructure improvements to more efficiently manage the increasing store base. These improvements generally increase overhead expenses in the form of computer hardware and software maintenance and depreciation as well as staff to operate these systems. At some point, the growth in sales from new and mature stores is expected to exceed the growth in infrastructure costs, but there can be no assurance that this will occur.

Comparable store sales are a key performance measurement. The sales of a store are included in the comparable store sales calculation in the quarter following its twelfth full month of operation. Our comparable store sales growth has been positive for the last four fiscal years. Many factors affect sales during a fiscal year, such as the overall economic conditions, unseasonable weather in our markets, the appeal of our merchandise assortments and marketing changes. In general our mature stores have leveled off in their growth and although we are focused on constant improvement in all stores, we expect our comparable store sales growth to be driven by maturing stores.

We believe that the overall growth of our business should allow us to maintain or increase our operating margins. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater support throughout the supply chain.  Gross profit, which includes occupancy costs, as a percent of sales has increased from 29.2% to 30.9% over the past five fiscal years. However, improvements in merchandise procurement have been offset by increased occupancy costs as a percent of sales from new stores. For the three months ended July 1, 2007, gross profit was 28.6% compared to 29.3% for the same period of the prior year primarily as a result of increased occupancy costs from newer stores. Our overall growth should leverage our investments in infrastructure such as the distribution center, corporate facilities and computer systems. However, these increased efficiencies and improvements have been offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 26.3% to 27.8% over the past five fiscal years. For the three months ended July 1, 2007, selling, general and administrative expenses were 29.4% compared to 28.2% for the same period of the prior year primarily as a result of the operating costs of newer stores.

We are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002 which requires an extensive review and remediation of our internal controls. To help meet the requirements of Section 404 and enhance the Company’s ability to grow, we are replacing our legacy merchandise and financial systems with mySAP2005 ERP from SAP. Implementation of this system, as well as the other work required by Section 404, will be expensive, time-consuming and will require significant attention of management. Current rules require our compliance with Section 404 by end of fiscal 2008.

Results of Operations

Three months ended July 1, 2007 Compared to Three months ended July 2, 2006

The following table sets forth statements of operations data and relative percentages of net sales for the three months ended July 1, 2007 and the three months ended July 2, 2006 (dollar amounts in thousands, except per share amounts).

	Three months ended

	July 1, 2007		July 2, 2006		Dollar Increase	Percentage Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Net sales	$91,554	100.0%	$84,418	100.0%	$7,136	8.5%
Gross profit	26,153	28.6%	24,749	29.3%	1,404	5.7%
Selling, general and administrative expenses	26,909	29.4%	23,829	28.2%	3,080	12.9%
(Loss) income from operations	(756)	(0.8%)	920	1.1%	(1,676)	(182.2%)
Interest expense	359	0.4%	39	0.0%	320	820.5%
(Loss) income before taxes	(1,115)	(1.2%)	881	1.0%	(1,996)	(226.6%)
Income tax (benefit) provision	(451)	(0.5%)	351	0.4%	(802)	(228.5%)
Net (loss) income	(664)	(0.7%)	530	0.6%	(1,194)	(225.3%)

(Loss) earnings per share:
Basic	$(0.05)		$0.04		$(0.09)	(225.0%)
Diluted	$(0.05)		$0.04		$(0.09)	(225.0%)

Sales increased $7.1 million, or 8.5%, to $91.6 million for the three months ended July 1, 2007 from $84.4 million for three months ended July 2, 2006. The sales growth is due to seven new stores, not included in the same store sales calculation, which resulted in a $7.9 million increase in sales on a same day basis, or 9.4%, combined with a same store sales increase of $1.0 million, or 1.3%. Sales growth was partially offset by $2.1 million, or 2.6%, from two additional days in the three months ended July 2, 2006 as a result of our calendar change last year. Two new stores were opened this quarter, three in the third quarter of fiscal 2007 and one in each of the first and second quarter of fiscal 2007. Same store sales are based upon stores open throughout both periods presented and exclude team sales.

Gross profit increased $1.4 million, or 5.7%, as gross profit from increased sales of $2.7 million was partially offset by increased rent of $1.3 million, primarily from new stores. As a percent of sales, gross profit decreased 70 basis points to 28.6% from 29.3%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency. Continued improvements in merchandise procurement of 30 basis points were offset by increases in reserves for aging merchandise.

Selling, general and administrative expenses increased $3.1 million, or 12.9%, for the three months ended July 1, 2007 over the three months ended July 2, 2006 primarily from expenses related to additional stores. As a percent of sales, these expenses increased to 29.4% from 28.2%. The increase as a percent of sales is primarily from newer stores which take time to reach operating efficiency.

We incurred a net loss $664,000, $(0.05) per diluted share, for the three months ended July 2, 2007 compared to net income of $530,000, $0.04 per diluted share, for the three months ended July 1, 2006, primarily the result of new stores which take time to reach operating efficiency.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities of $524,000 and $4.2 million for the periods ended July 1, 2007 and July 2, 2006, respectively is primarily the result of net income or loss, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases.

Inventories increased by $3.7 million and $7.9 million for the periods ended July 1, 2007 and July 2, 2006, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal merchandise and new stores. We ended fiscal 2007 with 14.2% more average inventory per store than fiscal year end 2006. We reduced purchases during the period ended July 1, 2007 to lower our average inventory per store and average inventory per store is now 7.2% higher than the same period last year. The increase is primarily from returning to a more normal historical pattern of carrying more winter related merchandise over the summer months this year than we did for the same period last year which was unusually low due to demand created by snowfall late in the season of the preceding fiscal year.

Historically, accounts payable has increased as inventory increases. Accounts payable increased by $6.0 million as compared to an increase of $13.6 million for the periods ended July 1, 2007 and July 2, 2006, respectively. The relative change as compared to inventory levels is the result of timing differences in the receipt of inventory during the respective quarter.

Net cash used for the purchase of fixed assets was $5.8 million and $5.0 million for the periods ended July 1, 2007 and July 2, 2006, respectively. We opened two new stores in the period ended July 1, 2007 as compared to one in the same period last year. The costs to open new stores can vary significantly depending on the terms of the lease. As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2008 are expected to be approximately $25 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $11 million of this amount will be used to open seven new stores, two of which are now open. In addition, two stores are planned to be remodeled for approximately $2 million. In addition to normal expenditures for existing stores and rental equipment, the remainder is primarily for expenditures on information systems, the most significant portion of which is for the replacement of our legacy merchandise and financial systems.

Our credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $25 million, increasing to $35.0 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $4.0 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate (8.25% at July 1, 2007) or can be fixed for a period of time at the then current rate established under one of several indices, all at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2007, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require we maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We currently are in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of July 1, 2007 are its store leases with initial terms expiring from 2007 through 2020, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases .	Employment Contracts
Within 1 year	$31,531,606	$169,500
2 - 3 years	67,037,299	339,000
4 - 5 years	61,773,778	339,000
After 5 years	127,462,201	466,125
Total	$287,804,884	$1,313,625

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $2.4 million relating to purchase commitments were outstanding as of July 1, 2007 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities. Actual results may differ from these estimates. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

Factors That May Affect Future Results

Our short-term and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained elsewhere in this Report. This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth below.

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

At August 3, 2007, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 11%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

At August 3, 2007, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 11%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

Item 4T. Controls and Procedures.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended April 1, 2007. Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Stockholder Proposals

The proxy materials for the 2007 annual meeting of the stockholders to be held on August 10, 2007 were mailed to stockholders of the Company on July 16, 2007.

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

SPORT CHALET, INC.

DATE: August 3, 2007	By: /s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)