Form 10-Q
period 2007-09-30
SPORT CHALET INC
filed 2007-11-09
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 7, 2007, there were 12,342,019 shares of Class A Common Stock outstanding and 1,742,571 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net sales	$97,669,443	$91,302,660	$189,223,353	$175,720,999
Cost of goods sold, buying and
occupancy costs	67,959,881	61,942,265	133,361,106	121,611,761
Gross profit	29,709,562	29,360,395	55,862,247	54,109,238

Selling, general and administrative
expenses	28,101,716	26,560,046	55,010,404	50,388,933
Income from operations	1,607,846	2,800,349	851,843	3,720,305

Interest expense	357,178	22,667	716,195	61,187
Income before taxes	1,250,668	2,777,682	135,648	3,659,118

Income tax provision	511,247	1,095,979	60,551	1,447,004
Net income	$739,421	$1,681,703	$75,097	$2,212,114

Earnings per share:
Basic	$0.05	$0.12	$0.01	$0.16
Diluted	$0.05	$0.12	$0.01	$0.15

Weighted average number of
common shares outstanding:
Basic	14,077,833	13,796,374	14,046,527	13,735,804
Diluted	14,734,728	14,405,180	14,750,402	14,303,114

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	April 1,
	2007	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$769,258	$3,840,757
Accounts receivable, net	3,464,839	6,894,282
Merchandise inventories	103,680,310	87,066,998
Prepaid expenses and other current assets	4,970,475	4,827,232
Prepaid income taxes	739,844	1,481,914
Deferred income taxes	3,402,889	3,145,502
Total current assets	117,027,615	107,256,685

Fixed assets, net	65,259,196	59,487,415
Deferred income taxes	5,192,834	4,504,986
Total assets	$187,479,645	$171,249,086

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,713,813	$29,407,673
Loan payable to bank	18,642,158	11,776,278
Salaries and wages payable	4,182,269	4,999,139
Other accrued expenses	13,574,899	15,580,770
Total current liabilities	77,113,139	61,763,860

Deferred rent	23,250,621	23,059,084
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares - none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares - 12,336,186 at
September 30, 2007 and 12,252,654 at April 1, 2007	123,362	122,527
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares - 1,741,738 at
September 30, 2007 and 1,741,489 at April 1, 2007	17,417	17,415
Additional paid-in capital	33,804,561	33,190,752
Retained earnings	53,170,545	53,095,448
Total stockholders’ equity	87,115,885	86,426,142
Total liabilities and stockholders’ equity	$187,479,645	$171,249,086

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	September 30, 2007	October 1, 2006
Operating activities
Net income	$75,097	$2,212,114
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,487,902	5,385,095
Loss on disposal of equipment	6,241	135,145
Share-based compensation	144,243	100,712
Deferred income taxes	(945,235)	708,824
Changes in operating assets and liabilities:
Accounts receivable	3,429,442	(496,926)
Merchandise inventories	(16,613,312)	(27,952,962)
Prepaid expenses and other current assets	(143,243)	29,828
Prepaid income taxes	742,070	-
Accounts payable	11,306,140	32,519,644
Salaries and wages payable	(816,870)	(1,177,897)
Other accrued expenses	(2,005,871)	(545,820)
Income taxes payable	-	(1,279,979)
Deferred rent	191,537	780,422
Net cash provided by operating activities	1,858,141	10,418,200

Investing activities
Purchase of fixed assets	(12,265,923)	(11,789,351)
Proceeds from sale of fixed assets	-	2,379
Net cash used in investing activities	(12,265,923)	(11,786,972)

Financing activities
Proceeds from bank borrowing	49,674,859	5,778,063
Repayments of bank borrowing	(42,808,979)	(5,778,063)
Proceeds from exercise of stock options	201,605	651,079
Optionee withholding taxes from exercise of stock options	-	(890,264)
Tax benefit on employee stock options	268,798	958,159
Net cash provided by financing activities	7,336,283	718,974

Increase (decrease) in cash and cash equivalents	(3,071,499)	(649,798)
Cash and cash equivalents at beginning of period	3,840,757	2,563,930
Cash and cash equivalents at end of period	$769,258	$1,914,132

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$1,060,000
Interest	637,113	11,834

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

Beginning April 1, 2006, our fiscal year end was changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result, the six months ended October 1, 2006 includes two additional days, included in the first quarter, as compared to the six months ended September 30, 2007.

2.  Earnings per Share

Earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are set forth below:

	Three months ended		Six months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$739,421	$1,681,703	$75,097	$2,212,114

Weighted average number of common shares:
Basic	14,077,833	13,796,374	14,046,527	13,735,804
Effect of dilutive securities-
stock options	656,895	608,806	703,875	567,310
Diluted	$14,734,728	$14,405,180	$14,750,402	$14,303,114

Class A and Class B
earnings per share:
Basic	$0.05	$0.12	$0.01	$0.16
Effect of dilutive securities-
stock options	-	-	-	(0.01)
Diluted	$0.05	$0.12	$0.01	$0.15

An aggregate of 160,300 and 146,000 options for the three and six months ended September 30, 2007, respectively, and an aggregate of 19,875 options for the six months ended October 1, 2006, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

3. Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the three and six months ended September 30, 2007 and October 1, 2006:

	Three months ended		Six months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Compensation expense	$99,907	$55,712	$144,243	$100,712
Income tax benefit	$40,000	$22,000	$58,000	$40,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. For the three months and six months ended September 30, 2007 and October 1, 2006 the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	Three months ended		Six months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Risk-free interest rate	5.0%	5.0%	5.0%	5.0%
Expected volatility	36.6%	41.1%	36.6%	41.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life in years	7.5	7.5	7.5	7.5

The stock option activity during the six months ended September 30, 2007 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2007	1,507,586	$4.84
Granted	89,000	10.21
Exercised	(83,781)	2.42
Forfeited or expired	(500)	2.41
Outstanding as of September 30, 2007	1,512,305	$5.28	5.4	$5,664,622

Exercisable as of September 30, 2007	1,339,437	$4.81	4.9	$5,558,357

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $9.00 and $8.61 for Class A and Class B, respectively, as of the last trading day of the period ended September 30, 2007.

4. Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on April 2, 2007. We have no unrecognized income tax benefits. When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years ending March 31, 2004 to April 1, 2007 remain open to examination by the Internal Revenue Service. The year ended March 31, 2005 has been selected for audit by the Internal Revenue Service. The tax years ending March 31, 2003 to April 1, 2007 remain open to examination by the state of California. The tax years ending March 31, 2006 to April 1, 2007 remain open to examination by the state of Arizona.

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

Overview

We are a leading operator of 48 full service specialty sporting goods stores in California, Nevada and Arizona. In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada, Arizona and Utah as suitable locations are found. We have opened three stores during the six months ended September 30, 2007, sixteen stores in the last three years and twenty-one in the last five years. We currently anticipate opening four additional new stores during the remainder of this fiscal year including our first store in Utah. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs as a percent of sales in the early years of operation, due primarily to pre-opening and promotional costs and lower than average sales. As the store matures, sales tend to level off and expenses decline as a percent of sales. We believe our stores require three to four years to attract a stable, mature customer base, but because of our relatively low number of stores, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. A slower rate of maturity would cause reduced profitability as a percent of sales. In addition, we continue to invest in infrastructure improvements to more efficiently manage the increasing store base. These improvements generally increase overhead expenses in the form of computer hardware and software maintenance and depreciation as well as staff to operate these systems. At some point, the growth in sales from new and mature stores is expected to exceed the growth in infrastructure costs, but there can be no assurance that this will occur.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement. The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation. Our comparable store sales growth has been positive for the last four fiscal years. However, for the quarter ended September 30, 2007 comparable store sales declined 2.7% due to, among other things, the opening new stores by the Company and competitors and weak macroeconomic trends. Many factors affect sales during a fiscal year, such as the overall economic conditions, unseasonable weather in our markets, the appeal of our merchandise assortments and marketing changes. In general, our mature stores have leveled off in their growth and although we are focused on constant improvement in all stores, we expect our comparable store sales growth to be driven by maturing stores, subject to the trends mentioned above.

We believe that the overall growth of our business should allow us to maintain or increase our operating margins over time. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater efficiencies throughout the supply chain.  Gross profit, which includes occupancy costs, as a percent of sales has increased from 29.2% to 30.9% over the past five fiscal years. However, improvements in merchandise procurement have been offset by increased occupancy costs as a percent of sales from new stores. For the six months ended September 30, 2007, gross profit margin was 29.5% compared to 30.8% for the same period of the prior year primarily as a result of increased occupancy costs from newer stores. Our overall growth should leverage our investments in infrastructure such as the distribution center, corporate facilities and computer systems. However, these increased efficiencies and improvements have been offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 26.3% to 27.8% over the past five fiscal years. For the six months ended September 30, 2007, selling, general and administrative expenses were 29.1% of sales compared to 28.7% for the same period of the prior year primarily as a result of the operating costs of newer stores.

We are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002 which requires an extensive review and remediation of our internal controls. To help meet the requirements of Section 404 and enhance the Company’s ability to grow, we are replacing our legacy merchandise and financial systems with mySAP2005 ERP from SAP. Implementation of this system, as well as the other work required by Section 404, will be expensive, time-consuming and will require significant attention of management. Current rules require our compliance with Section 404 by the end of fiscal 2008.

Results of Operations

Three months ended September 30, 2007 compared to three months ended October 1, 2006

The following table sets forth statements of operations data and relative percentages of net sales for the three months ended September 30, 2007 and the three months ended October 1, 2006 (dollar amounts in thousands, except per share amounts).

	Three months ended
					Dollar Increase (Decrease)	Percentage Increase (Decrease)
	September 30, 2007		October 1, 2006
	Amount	Percent	Amount	Percent
Net sales	$97,669	100.0%	$91,303	100.0%	$6,366	7.0%
Gross profit	29,710	30.4%	29,360	32.2%	350	1.2%
Selling, general and administrative expenses	28,102	28.8%	26,560	29.1%	1,542	5.8%
Income from operations	1,607	1.6%	2,800	3.1%	(1,193)	(42.6%)
Interest expense	357	0.4%	23	0.0%	334	1,452.2%
Income before taxes	1,250	1.3%	2,778	3.0%	(1,528)	(55.0%)
Income tax provision	511	0.5%	1,096	1.2%	(585)	(53.4%)
Net income	739	0.8%	1,682	1.8%	(943)	(56.1%)

Earnings per share:
Basic	$0.05		$0.12		$(0.07)	(58.3%)
Diluted	$0.05		$0.12		$(0.07)	(58.3%)

Sales increased $6.4 million, or 7.0%, to $97.7 million for the three months ended September 30, 2007 from $91.3 million for three months ended October 1, 2006. The sales growth is due to seven new stores, not included in the same store sales calculation, which resulted in an $8.0 million increase in sales, or 9.1%, partially offset by a same store sales decrease of $1.9 million, or 2.2%. Same store sales were impacted by the opening new stores by the Company and competitors and weak macroeconomic trends. We believe the macroeconomic trends also negatively affected our new stores. One new store was opened this quarter, two in the first quarter of this fiscal year, three in the third quarter of fiscal 2007 and one in the second quarter of fiscal 2007. Same store sales are based upon stores open throughout both periods presented and exclude team sales.

Gross profit increased $350,000, or 1.2%, as gross profit from increased sales of approximately $1.7 million was partially offset by increased rent of $1.4 million, primarily from new stores. As a percent of sales, gross profit decreased 180 basis points to 30.4% from 32.2%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency. In addition, promotional markdowns taken in an attempt to stimulate sales offset continued improvements in merchandise procurement.

Selling, general and administrative expenses increased $1.5 million, or 5.8%, for the three months ended September 30, 2007 over the three months ended October 1, 2006 primarily from approximately $2.8 million in expenses related to additional stores. A focus on cost control helped save approximately $1.4 million in existing stores and overhead. As a percent of sales, these expenses decreased to 28.8% from 29.1%. The increase as a percent of sales associated with newer stores, which take time to reach operating efficiency, was offset by cost savings from existing stores and overhead.

Net income of $739,000, $0.05 per diluted share, decreased $943,000, $0.07 per diluted share, for the three months ended September 30, 2007 compared to the three months ended October 1, 2006. The decrease is primarily the result of a decrease in same store sales and the expenses associated with new stores which take time to reach operating efficiency.

Six months ended September 30, 2007 compared to six months ended October 1, 2006

The following table sets forth statements of operations data and relative percentages of net sales for the six months ended September 30, 2007 and the six months ended October 1, 2006 (dollar amounts in thousands, except per share amounts).

	Six months ended
					Dollar Increase (Decrease)	Percentage Increase (Decrease)
	September 30, 2007		October 1, 2006
	Amount	Percent	Amount	Percent
Net sales	$189,223	100.0%	$175,721	100.0%	$13,502	7.7%
Gross profit	55,862	29.5%	54,109	30.8%	1,753	3.2%
Selling, general and administrative expenses	55,010	29.1%	50,389	28.7%	4,621	9.2%
Income from operations	852	0.5%	3,720	2.1%	(2,868)	(77.1%)
Interest expense	716	0.4%	61	0.0%	655	1,073.8%
Income before taxes	136	0.1%	3,659	2.1%	(3,523)	(96.3%)
Income tax provision	61	0.0%	1,447	0.8%	(1,386)	(95.8%)
Net income	75	0.0%	2,212	1.3%	(2,137)	(96.6%)

Earnings per share:
Basic	$0.01		$0.16		$(0.15)	(93.8%)
Diluted	$0.01		$0.15		$(0.14)	(93.3%)

Sales increased $13.5 million, or 7.7%, to $189.2 million for the six months ended September 30, 2007 from $175.7 million for six months ended October 1, 2006. The sales growth is due to eight new stores, not included in the same store sales calculation, which resulted in a $15.8 million increase in sales, or 9.6%, partially offset by a same store sales decrease of $800,000, or 0.5% and by $2.1 million, or 1.2%, from two additional days in the six months ended October 1, 2006 as a result of our calendar change last year. Same store sales were impacted by new stores opened by the Company and our competitors and weak macroeconomic trends. We believe the macroeconomic trends also negatively affected our new stores. Three new stores were opened this fiscal year and five in fiscal 2007. Same store sales are based upon stores open throughout both periods presented and exclude team sales.

Gross profit increased $1.8 million, or 3.2%, as gross profit from increased sales of approximately $4.4 million was partially offset by increased rent of $2.7 million, primarily from new stores. As a percent of sales, gross profit decreased 130 basis points to 29.5% from 30.8%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency. In addition promotional markdowns and increases in reserves for aging merchandise offset continued improvements in merchandise procurement.

Selling, general and administrative expenses increased $4.6 million, or 9.2%, for the six months ended September 30, 2007 over the six months ended October 1, 2006 primarily from approximately $5.8 million in expenses related to additional stores. A focus on cost control helped save approximately $1.3 million in existing stores and overhead. As a percent of sales, these expenses increased to 29.1% from 28.7%. The increase as a percent of sales associated with newer stores, which take time to reach operating efficiency, partially offset by cost savings from existing stores and overhead.

Net income of $75,000, $0.01 per diluted share, decreased $2.1 million, $0.14 per diluted share, for the six months ended September 30, 2007 compared to the six months ended October 1, 2006. The decrease is primarily the result of a decrease in same store sales and the expenses associated with new stores which take time to reach operating efficiency.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities of $1.9 million and $10.4 million for the periods ended September 30, 2007 and October 1, 2006, respectively, is primarily the result of net income, adjusted for depreciation and amortization, and increases in accounts payable partially offset by inventory purchases.

Accounts receivable decreased by $3.4 million from its year-end balance primarily due to receipt of landlord reimbursements of leasehold improvement expenditures in fiscal 2007 related to new stores. The timing and amounts of such reimbursements vary significantly based on the terms of each new store lease.

Inventories increased by $16.6 million and $28.0 million for the periods ended September 30, 2007 and October 1, 2006, respectively, compared to the respective year-end balances primarily due to the build-up of seasonal merchandise and new stores. We ended fiscal 2007 with 14.2% more average inventory per store than fiscal year end 2006. We reduced purchases during the six months ended September 30, 2007 to lower our average inventory per store, and average inventory per store is approximately equal to the same period last year. The increase at the end of fiscal 2007 was primarily from returning to a more normal historical pattern of carrying more winter related merchandise over the summer months this year than we did for the same period last year which was unusually low due to demand created by snowfall late in the season of the preceding fiscal year.

Historically, accounts payable has increased as inventory increases. Accounts payable increased by $11.3 million during the six months ended September 30, 2007, as compared to an increase of $32.5 million for the six months ended October 1, 2006. The relative change as compared to inventory levels is the result of timing differences in the receipt of inventory during the respective quarter.

Net cash used for the purchase of fixed assets was $12.3 million and $11.8 million for the periods ended September 30, 2007 and October 1, 2006, respectively. We opened three new stores in the period ended September 30, 2007 as compared to two in the same period last year. The costs to open new stores can vary significantly depending on the terms of the lease. As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2008 are expected to be approximately $25 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $11 million of this amount will be used to open seven new stores, three of which are now open. In addition, two stores are in the process of being remodeled for approximately $2 million. In addition to normal expenditures for existing stores and rental equipment, the remainder is primarily for expenditures on information systems, the most significant portion of which is for the replacement of our legacy merchandise and financial systems.

Our credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $30 million, increasing to $40 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $10 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate less 0.25% (7.50% at September 30, 2007) or can be fixed for a period of time at LIBOR plus an applicable margin (1.00% or 1.25%), at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2012, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require we maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We currently are in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of September 30, 2007 are its store leases with initial terms expiring from 2007 through 2025, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases .	Employment Contracts
Within 1 year	$33,072,052	$169,500
2 - 3 years	69,638,107	339,000
4 - 5 years	64,008,757	339,000
After 5 years	126,297,584	423,750
Total	$293,016,499	$1,271,250

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $2.4 million relating to purchase commitments were outstanding as of September 30, 2007 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities. Actual results may differ from these estimates. As discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

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

Our status as a non-accelerated filer is based on the aggregate market value of Class A Common Stock and Class B Common Stock held by our non-affiliates as of the end of our second fiscal quarter, at September 30, 2007, which was approximately $41 million. Should the aggregate market value of Class A Common Stock and Class B Common Stock held by our non-affiliates exceed $75 million on September 30, 2008 we would become an accelerated filer as of the end of fiscal 2009.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

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

At November 7, 2007, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 11%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

At November 7, 2007, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 11%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 10, 2007, we held our 2007 annual meeting of stockholders. At the annual meeting, there were 12,334,820 shares of Class A Common Stock and 1,741,543 shares of Class B Common Stock entitled to vote. 12,964,257 shares of Class A Common Stock and Class B Common Stock were represented at the meeting in person or by proxy. Each stockholder is entitled to 1/20th of one vote for each share of Class A Common Stock and one vote for each share of Class B Common Stock.

The following summarizes the results for those matters submitted to our stockholders for action at the annual meeting:

1.
Election of Directors. The election of one Class 3 director to hold office until the annual meeting of stockholders to be held in 2010, or his successor has been elected and qualified. The Board of Directors nominated Donald J. Howard for election as the Class 3 Director.

Director	For	Withheld
Donald J. Howard	2,051,035	3,232

2.
Ratification of Appointment of Independent Auditors. The ratification of the appointment of Moss Adams LLP as the Company's independent registered public accounting firm for the fiscal year ending March 30, 2008.

For	Against	Abstain
2,051,891	2,242	134

Item 5.  Other Information.

Amendments to Bylaws

On November 5, 2007, the Board of Directors of the Company approved an amendment to the Bylaws of the Company to allow the Company to issue uncertificated shares. The ability to issue uncertificated shares enables the Company to participate, if necessary, in the Direct Registration Program that is being adopted by certain stock exchanges including The Nasdaq Stock Market LLC. The Direct Registration System allows investors to have securities registered in their names without the issuance of physical certificates and allows investors to electronically transfer securities to broker-dealers in order to effect transactions without the risks and delays associated with transferring physical certificates.

Stockholder Proposals

Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. SEC rules provide that any such proposal to be included in the proxy statement for the Company’s 2008 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2007 annual meeting in a form that complies with applicable regulations. The date of the Company’s proxy statement for the 2007 annual meeting was July 16, 2007. If the date of the 2008 annual meeting is advanced or delayed more than 30 days from the date of the 2007 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2008 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2008 annual meeting.

SEC rules also govern a company's ability to use discretionary proxy authority with respect to stockholder proposals that were not submitted by the stockholders in time to be included in the proxy statement. SEC rules provide that if a stockholder proposal is not submitted to the Company at least 45 calendar days before the date on which the Company first mailed the Company’s proxy statement for the 2007 annual meeting, the proxies solicited by the Board for the 2008 annual meeting of stockholders will confer authority on the proxyholders to vote the shares in accordance with the recommendations of the Board if the proposal is presented at the 2008 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting. If the date of the 2008 annual meeting is advanced or delayed more than 30 days from the date of the 2007 annual meeting, then the stockholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2008 annual meeting.

The 2008 annual meeting of stockholders is presently expected to be held on or about August 4, 2008. Upon no determination that the date of the 2008 annual meeting will be advanced or delayed from this date, the Company will disclose the change in the earliest practical Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, File No. 33-53120)

3.2	Bylaws of Sport Chalet, Inc. amended as of November 5, 2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sport Chalet, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2005)

4.1	Form of Certificate for Class A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on September 29, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: November 7, 2007	By: /s/ Howard K. Kaminsky
Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)