Form 10-Q
period 2007-12-30
SPORT CHALET INC
filed 2008-02-12
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

At February 12, 2007, there were 12,353,871 shares of Class A Common Stock outstanding and 1,755,471 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended		Nine months ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006

Net sales	$116,557,601	$114,682,558	$305,780,954	$290,403,557
Cost of goods sold, buying and occupancy costs	81,310,271	77,451,480	214,671,377	199,063,241
Gross profit	35,247,330	37,231,078	91,109,577	91,340,316

Selling, general and administrative expenses	30,545,942	27,392,365	79,068,444	72,396,203
Depreciation and amortization	3,278,658	2,909,816	9,766,560	8,294,911
Impairment charge	2,077,307	-	2,077,307	-
Income (loss) from operations	(654,577)	6,928,897	197,266	10,649,202

Interest expense	489,694	291,336	1,205,889	352,523
Income (loss) before taxes	(1,144,271)	6,637,561	(1,008,623)	10,296,679

Income tax provision (benefit)	(462,183)	2,632,175	(401,632)	4,079,179
Net income (loss)	$(682,088)	$4,005,386	$(606,991)	$6,217,500

Earnings (loss) per share:
Basic	$(0.05)	$0.29	$(0.04)	$0.45
Diluted	$(0.05)	$0.28	$(0.04)	$0.43

Weighted average number of common shares outstanding:
Basic	14,086,791	13,925,434	14,059,951	13,735,241
Diluted	14,086,791	14,533,410	14,059,951	14,332,817

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	April 1,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,634,771	$3,840,757
Accounts receivable, net	3,526,542	6,894,282
Merchandise inventories	106,142,989	87,066,998
Prepaid expenses and other current assets	5,424,117	4,827,232
Prepaid income taxes	3,857,242	1,481,914
Deferred income taxes	4,012,064	3,145,502
Total current assets	130,597,725	107,256,685

Fixed assets, net	65,413,458	59,487,415
Deferred income taxes	1,989,415	4,504,986
Total assets	$198,000,598	$171,249,086

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,807,739	$29,407,673
Loan payable to bank	22,000,000	11,776,278
Salaries and wages payable	3,635,282	4,999,139
Other accrued expenses	22,740,515	15,580,770
Total current liabilities	87,183,536	61,763,860

Deferred rent	24,189,851	23,059,084
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000 Issued and outstanding shares – 12,353,871 at December 30, 2007 and 12,252,654 at April 1, 2007	123,539	122,527
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – 1,755,471 at December 30, 2007 and 1,741,489 at April 1, 2007	17,555	17,415
Additional paid-in capital	33,997,660	33,190,752
Retained earnings	52,488,457	53,095,448
Total stockholders’ equity	86,627,211	86,426,142
Total liabilities and stockholders’ equity	$198,000,598	$171,249,086

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	December 30, 2007	December 31, 2006
Operating activities
Net income (loss)	$(606,991)	$6,217,500
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,766,560	8,294,911
Impairment charge	2,077,307	-
Loss on disposal of equipment	64,344	158,300
Share-based compensation	188,372	122,448
Deferred income taxes	1,649,009	(729,085)
Changes in operating assets and liabilities:
Accounts receivable	3,367,740	(2,070,402)
Merchandise inventories	(19,075,991)	(33,969,570)
Prepaid expenses and other current assets	(596,885)	(641,134)
Prepaid income taxes	(2,375,328)	1,012,493
Accounts payable	9,400,066	27,045,337
Salaries and wages payable	(1,363,857)	(585,055)
Other accrued expenses	7,159,745	7,561,153
Deferred rent	1,130,767	2,640,136
Net cash provided by operating activities	10,784,858	15,057,032

Investing activities
Purchase of fixed assets	(17,834,254)	(17,160,666)
Net cash used in investing activities	(17,834,254)	(17,160,666)

Financing activities
Proceeds from bank borrowing	91,221,358	33,826,455
Repayments of bank borrowing	(80,997,636)	(33,826,455)
Proceeds from exercise of stock options	319,920	1,353,253
Optionee withholding taxes from exercise of stock options		(890,264)
Tax benefit on employee stock options	299,768	1,175,773
Net cash provided by financing activities	10,843,410	1,638,762

Increase (decrease) in cash and cash equivalents	3,794,014	(464,872)
Cash and cash equivalents at beginning of period	3,840,757	2,563,930
Cash and cash equivalents at end of period	$7,634,771	$2,099,058

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$2,620,000
Interest	1,071,787	210,136

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

Beginning April 1, 2006, our fiscal year end was changed from March 31 to the Sunday closest to March 31. Each fiscal year will consist of four 13 week quarters, with an extra week added onto the last quarter every five to seven years. This fiscal calendar is widely used in the retail industry. As a result, the nine months ended December 31, 2006 includes two additional days, included in the first quarter, as compared to the nine months ended December 30, 2007.

Certain reclassifications, primarily related to depreciation, were made to the prior year financial statements to conform to current year presentation with regard to the consolidated statement of operations and the consolidated statement of cash flows.

2.	Earnings (loss) per Share

Earnings (loss) per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Earnings (loss) per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations are set forth below:

	Three months ended		Nine months ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net income (loss)	$(682,088)	$4,005,386	$(606,991)	$6,217,500

Weighted average number of common shares:
Basic	14,086,791	13,925,434	14,059,951	13,735,241
Effect of dilutive securities-stock options	-	607,976	-	597,576
Diluted	$14,086,791	$14,533,410	$14,059,951	$14,332,817

Class A and Class B earnings (loss) per share:
Basic	$(0.05)	$0.29	$(0.04)	$0.45
Effect of dilutive securities-stock options	-	(0.01)	-	(0.02)
Diluted	$(0.05)	$0.28	$(0.04)	$0.43

An aggregate of 943,404 and 729,975 options for the three and nine months ended December 30, 2007, respectively, and an aggregate of 101,500 and 88,000 options for the three and nine months ended December 31, 2006, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

3.	Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the three and nine months ended December 30, 2007 and December 31, 2006:

	Three months ended		Nine months ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Compensation expense	$44,129	$21,736	$188,372	$122,448
Income tax benefit	$18,000	$9,000	$75,000	$49,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. For the three months and nine months ended December 30, 2007 and December 31, 2006 the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	Three months ended		Nine months ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Risk-free interest rate	5.0%	4.7%	5.0%	5.0%
Expected volatility	36.6%	41.1%	36.6%	41.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life in years	7.5	7.51	7.5	7.51

The stock option activity during the nine months ended December 30, 2007 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2007	1,507,586	$4.84
Granted	94,000	10.15
Exercised	(115,199)	3.17
Forfeited or expired	(7,834)	2.78
Outstanding as of December 30, 2007	1,478,553	$5.31	5.2	$3,226,139

Exercisable as of December 30, 2007	1,313,853	$4.84	4.7	$3,226,139

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $7.16 and $6.70 for Class A and Class B, respectively, as of the last trading day of the period ended December 30, 2007.

4.	Impairment of Long-Lived Assets

A non-cash impairment charge of $2.1 million was recorded in the three and nine months ended December 30, 2007 related to certain California stores which opened with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures. The existence of the impairment was assessed by calculating the net cash flow of the individual store on an undiscounted basis and comparing it to the net book value of the individual store. The actual impairment charge was measured by determining the fair value of the store's assets and comparing it to the book value.  Fair value for fixtures is based on the book value less the cost of moving those assets to another store, while the fair value of leasehold improvements is based on the discounted net cash flow of the store over the remaining term of the lease.

5.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on April 2, 2007. We have no unrecognized income tax benefits. When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years ending March 31, 2004 to April 1, 2007 remain open to examination by the Internal Revenue Service and the year ended March 31, 2005 is currently under audit by the Internal Revenue Service. The tax years ending March 31, 2003 to April 1, 2007 remain open to examination by the state of California. The tax years ending March 31, 2006 to April 1, 2007 remain open to examination by the state of Arizona.

6.	Recently Issued Accounting Pronouncements

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

Overview

We are a leading operator of 52 full service specialty sporting goods stores in California, Nevada, Arizona and Utah. In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise assortment.

Our growth strategy had historically focused on Southern California, but now includes opening new stores throughout California, Nevada, Arizona and Utah as suitable locations are found. We have opened seven stores during the nine months ended December 30, 2007, including our first Utah store, sixteen stores in the last three years and twenty-four in the last five years. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandising at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs as a percent of sales in the early years of operation, due primarily to pre-opening and promotional costs and lower than average sales. As the store matures, sales tend to level off and expenses decline as a percent of sales. We believe our stores require three to four years to attract a stable, mature customer base, but because of our relatively low number of stores, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. A slower rate of maturity would cause reduced profitability as a percent of sales. In addition, we continue to invest in infrastructure improvements to more efficiently manage the increasing store base. These improvements generally increase overhead expenses in the form of computer hardware and software maintenance and depreciation as well as staff to operate these systems. At some point, the growth in sales from new and mature stores is expected to exceed the growth in infrastructure costs, but there can be no assurance that this will occur.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement. The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation. Our comparable store sales growth has been positive for the last four fiscal years. However, for the nine months ended December 30, 2007 comparable store sales declined 3.0% due to, among other things, weak macroeconomic conditions and to a lesser extent the new store opens by the Company and its competitors. Many factors affect sales during a fiscal year, such as the overall economic conditions, unseasonable weather in our markets, the appeal of our merchandise assortments and marketing changes. In general, our mature stores have leveled off in their growth and although we are focused on constant improvement in all stores, we expect our comparable store sales growth to be driven by maturing stores, subject to the trends mentioned above.

We believe that the overall growth of our business should allow us to maintain or increase our operating margins over time. Increased merchandise volumes should enable us to improve our purchasing leverage and achieve greater efficiencies throughout the supply chain.  Gross profit, which includes occupancy costs, as a percent of sales has increased from 29.2% to 30.9% over the past five fiscal years. However, improvements in merchandise procurement have been offset by increased occupancy costs as a percent of sales from new stores. For the nine months ended December 30, 2007, gross profit margin was 29.8% compared to 31.5% for the same period of the prior year primarily as a result of increased occupancy costs from newer stores and to a lesser extent markdowns taken to stimulate demand in an effort to offset the weak macroeconomic conditions. Our overall growth should leverage our investments in infrastructure such as the distribution center, corporate facilities and computer systems. However, these increased efficiencies and improvements have been offset by the operating costs of new and maturing stores. Selling, general and administrative expenses, excluding the cost of the recapitalization plan during fiscal 2006, as a percent of sales have increased from 23.8% to 24.8% over the past five fiscal years. For the nine months ended December 30, 2007, selling, general and administrative expenses were 25.9% of sales compared to 24.9% for the same period of the prior year primarily as a result of the operating costs of newer stores and the loss of leverage from the decrease in same store sales.

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

Results of Operations

Three months ended December 30, 2007 compared to three months ended December 31, 2006

The following table sets forth statements of operations data and relative percentages of net sales for the three months ended December 30, 2007 and the three months ended December 31, 2006 (dollar amounts in thousands, except per share amounts).

	Three months ended
	December 30, 2007		December 31, 2006		Dollar Increase	Percentage
	Amount	Percent	Amount	Percent	(Decrease)	Increase (Decrease)
Net sales	$116,558	100.0%	$114,683	100.0%	$1,875	1.6%
Gross profit	35,247	30.2%	37,231	32.5%	(1,984)	(5.3)%
Selling, general and administrative expenses	30,546	26.2%	27,392	23.9%	3,154	11.5%
Depreciation and amortization	3,279	2.8%	2,910	2.5%	369	12.7%
Impairment charge	2,077	1.8%	-	0.0%	2,077
Income (loss) from operations	(655)	(0.6)%	6,929	6.0%	(7,584)	(109.5)%
Interest expense	490	0.4%	291	0.3%	199	68.4%
Income (loss) before taxes	(1,144)	(1.0)%	6,638	5.8%	(7,782)	(117.2)%
Income tax provision (benefit)	(462)	(0.4)%	2,632	2.3%	(3,094)	(117.6)%
Net income (loss)	(682)	(0.6)%	4,005	3.5%	(4,687)	(117.0)%

Earnings (loss) per share:
Basic	$(0.05)		$0.29		$(0.34)	(116.8)%
Diluted	$(0.05)		$0.28		$(0.33)	(117.4)%

Sales increased $1.9 million, or 1.6%, to $116.6 million for the three months ended December 30, 2007 from $114.7 million for three months ended December 31, 2006. The sales growth is due to ten new stores, not included in the same store sales calculation, which resulted in an $9.5 million increase in sales, or 8.3%, partially offset by a same store sales decrease of $7.6 million, or 6.9%. Same store sales were primarily impacted by weak macroeconomic conditions. In addition, warm weather and wildfires in our core Southern California market, as well as the opening of new stores by the Company and competitors, contributed to the decline in same store sales. Four new stores opened this quarter, one in the second quarter and two in the first quarter of this fiscal year and three in the third quarter of fiscal 2007. We believe the macroeconomic trends also negatively affected our new stores.

Gross profit decreased $2.0 million, or 5.3%, as gross profit from increased sales of approximately $800,000 was offset by increased rent of $1.7 million, primarily from new stores, and increased markdowns of $900,000 taken to stimulate demand. As a percent of sales, gross profit decreased 230 basis points to 30.2% from 32.5%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency and increased markdowns taken to stimulate demand.

Selling, general and administrative expenses increased $3.2 million, or 11.5%, for the three months ended December 30, 2007 over the three months ended December 31, 2006 primarily from approximately $3.1 million in expenses related to additional stores. As a percent of sales, these expenses increased to 26.2% from 23.9%. The increase as a percent of sales is associated with newer stores, which take time to reach operating efficiency in addition to the loss of leverage from the decrease in same store sales.

A non-cash impairment charge of $2.1 million was recorded in the three months ended December 30, 2007 related to certain California stores which opened with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures. The existence of the impairment was assessed by calculating the net cash flow of the individual store on an undiscounted basis and comparing it to the net book value of the individual store. The actual impairment charge was measured by determining the fair value of the store's assets and comparing it to the book value.  Fair value for fixtures is based on the book value less the cost of moving those assets to another store, while the fair value of leasehold improvements is based on the discounted net cash flow of the store over the remaining term of the lease.

As a result of the reduction in same store sales, the opening of new stores and the impairment loss we incurred a net loss of $682,000, $0.05 per diluted share, compared to net income of $4.0 million, $0.28 per diluted share, for the same period last year.

Nine months ended December 30, 2007 compared to nine months ended December 31, 2006

The following table sets forth statements of operations data and relative percentages of net sales for the nine months ended December 30, 2007 and the nine months ended December 31, 2006 (dollar amounts in thousands, except per share amounts).

	Nine months ended
	December 30, 2007		December 31, 2006		Dollar Increase	Percentage
	Amount	Percent	Amount	Percent	(Decrease)	Increase (Decrease)
Net sales	$305,781	100.0%	$290,404	100.0%	$15,377	5.3%
Gross profit	91,110	29.8%	91,340	31.5%	(230)	(0.3%)
Selling, general and administrative expenses	79,068	25.9%	72,396	24.9%	6,672	9.2%
Depreciation and amortization	9,767	3.2%	8,295	2.9%	1,472	17.7%
Impairment charge	2,077	0.7%	-	0.0%	2,077
Income (loss) from operations	197	0.1%	10,649	3.7%	(10,452)	(98.2%)
Interest expense	1,206	0.4%	353	0.1%	853	241.6%
Income (loss) before taxes	(1,009)	(0.3)%	10,297	3.5%	(11,306)	(109.8)%
Income tax provision (benefit)	(402)	(0.1)%	4,079	1.4%	(4,481)	(109.9)%
Net income (loss)	(607)	(0.2)%	6,218	2.1%	(6,825)	(109.8)%

Earnings (loss) per share:
Basic	$(0.04)		$0.45		$(0.49)	(109.6)%
Diluted	$(0.04)		$0.43		$(0.47)	(110.1)%

Sales increased $15.4 million, or 5.3%, to $305.8 million for the nine months ended December 30, 2007 from $290.4 million for nine months ended December 31, 2006. The sales growth is due to twelve new stores, not included in the same store sales calculation, which resulted in a $24.9 million increase in sales, or 8.6%, partially offset by a same store sales decrease of $8.0 million, or 3.0%, and by $2.1 million, or 0.7%, from two additional days in the nine months ended December 31, 2006 as a result of our calendar change last year. Same store sales were primarily impacted by weak macroeconomic conditions. In addition, a late start to winter and wildfires in our core Southern California market, as well as the opening of new stores by the Company and competitors, contributed to the decline in same store sales. Seven new stores opened this fiscal year and five in fiscal 2007. We believe the macroeconomic trends also negatively affected our new stores.

Gross profit decreased $230,000, or 0.3%, as gross profit from increased sales of approximately $6.0 million was offset by increased rent of $3.4 million, primarily from new stores, and increased markdowns of $2.8 million taken to stimulate demand. As a percent of sales, gross profit decreased 170 basis points to 29.8% from 31.5%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency. In addition, increased markdowns taken to stimulate demand more than offset gains obtained through continued improvements in merchandise procurement.

Selling, general and administrative expenses increased $6.7 million, or 9.2%, for the nine months ended December 30, 2007 over the nine months ended December 31, 2006 primarily from approximately $8.1 million in expenses related to additional stores. A focus on cost control helped save approximately $1.1 million in existing stores. As a percent of sales, selling, general and administrative expenses increased to 25.9% from 24.9%. The increase as a percent of sales is associated with newer stores, which take time to reach operating efficiency. Also as a percent of sales, cost savings from existing stores where offset by the loss of leverage from declining same store sales..

A non-cash impairment charge of $2.1 million was recorded in the nine months ended December 30, 2007 related to certain California stores which opened with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures. The existence of the impairment was assessed by calculating the net cash flow of the individual store on an undiscounted basis and comparing it to the net book value of the individual store. The actual impairment charge was measured by determining the fair value of the store's assets and comparing it to the book value.  Fair value for fixtures is based on the book value less the cost of moving those assets to another store, while the fair value of leasehold improvements is based on the discounted net cash flow of the store over the remaining term of the lease.

As a result of the reduction in same store sales, the costs associated with operating new stores and the impairment loss we incurred a net loss of $607,000, $0.04 per diluted share, compared to net income of $6.2 million, $0.43 per diluted share, for the same period last year.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. For the many years we only borrowed on the bank facility for the seasonal build up of inventory in the third fiscal quarter. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future, although there will be more reliance on borrowing than in the past.

Net cash provided by operating activities of $10.8 million and $15.1 million for the periods ended December 30, 2007 and December 31, 2006, respectively, is primarily the result of net income or loss, adjusted for depreciation and amortization and increases in accounts payable partially offset by inventory purchases.

Accounts receivable decreased by $3.4 million from its year-end balance primarily due to receipt of landlord reimbursements of leasehold improvement expenditures in fiscal 2007 related to new stores. The timing and amounts of such reimbursements vary significantly based on the terms of each new store lease.

Inventories increased by $19.1 million and $34.0 million for the periods ended December 30, 2007 and December 31, 2006, respectively, compared to the respective fiscal year-end balances primarily due to the build-up of seasonal merchandise and new stores. Fiscal 2008 purchases have been reduced relative to fiscal 2007 as inventory levels on a per store basis have been reduced. We ended fiscal 2007 with 14.2% more average inventory per store than fiscal year end 2006 and we further reduced purchases during the nine months ended December 30, 2007 to lower our average inventory per store by 9.7% as compared to December 31, 2006. The increase at the end of fiscal 2007 was primarily from returning to a more normal historical pattern of carrying more winter related merchandise over the summer months this year than we did for the same period last year which was unusually low due to demand created by snowfall late in the season of the fiscal 2006.

Deferred income taxes provided $1.6 million and prepaid income taxes used $2.4 million in cash for the period ended December 30, 2007. This is primarily due to a change of our asset lives for tax depreciation purposes which caused an increase in tax depreciation expense. The increased depreciation expense resulted in a $4.5 million tax refund received in January 2008. The effect of this change on deferred income taxes was partially offset by the impairment loss which is a temporary difference realized for income taxes purposes over the tax lives of the assets impaired.

Historically, accounts payable has increased as inventory increases. Accounts payable increased by $9.4 million during the nine months ended December 30, 2007, as compared to an increase of $27.0 million for the nine months ended December 31, 2006. The relative change as compared to inventory levels is the result of timing differences in the receipt of inventory during the respective quarter.

Net cash used for the purchase of fixed assets was $17.8 million and $17.2 million for the periods ended December 30, 2007 and December 31, 2006, respectively. We opened seven new stores in the period ended December 30, 2007 as compared to five in the same period last year. The costs to open new stores can vary significantly depending on the terms of the lease. As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for the remainder of fiscal 2008 are expected to be approximately $6 million, which will be funded by cash flow from operations and our bank credit line, as needed. The remaining capital expenditures are primarily for new stores to open in fiscal 2009 and expenditures on the replacement of our legacy merchandise and financial systems.

Our credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $30 million, increasing to $40 million for the period October 1, through December 31, each year, less the amount of any outstanding draws, up to a $10 million maximum in authorized letters of credit. Interest accrues at the Lender’s prime rate less 0.25% (7.00% at December 30, 2007) or can be fixed for a period of time at LIBOR plus an applicable margin (1.00% or 1.25%), at the Company’s option. In addition, there is an unused commitment fee of 0.20% per year, based on a weighted average formula. This credit facility expires on September 30, 2012, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to several restrictive covenants. The principal operating covenants require we maintain certain minimum cash flow coverage and debt to equity ratios and restrict the level of capital expenditures, calculated on a quarterly basis. We currently are in compliance with the covenants. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The Company’s primary contractual obligations and commitments as of September 30, 2007 are its store leases with initial terms expiring from 2007 through 2025, which typically provide for multiple five-year renewal options, and employment contracts:

Payments due by period:	Operating Leases	Employment Contracts
Within 1 year	$33,805,466	$169,500
2 - 3 years	69,297,789	339,000
4 - 5 years	63,149,962	339,000
After 5 years	118,869,338	381,375
Total	$285,122,555	$1,228,875

The Company leases all of its existing store locations. The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases. The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $2.1 million relating to purchase commitments were outstanding as of December 30, 2007 and expire within one year.

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

In addition, we are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with our 2008 fiscal year, we will be required to perform an evaluation of our internal control over financial reporting, and beginning with our 2009 fiscal year our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. On February 1, 2008 the Securities Exchange Commission proposed a deferral for an additional year the deadline for an independent registered public accounting firm attestation. The risks associated with transitioning to these new systems may cause additional complications which may slow down the review process and delay our ability to complete our evaluation, and the auditors' ability to complete their attestation on time. See "Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time consuming and require significant management attention, and may not be successful."

Our ability to expand our business will be dependent upon our ability to meet challenges in new and existing markets.

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

In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from the current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from ongoing operations. We face additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, sales could decrease and operating costs could increase. Furthermore, a decline in our overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in our geographical markets may adversely affect our current growth plan. There can be no assurance that we will possess sufficient funds to finance the expenditures related to our planned growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable

Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is a non-accelerated filer and will be required, beginning in our 2008 fiscal year, to perform an evaluation of our internal control over financial reporting, and beginning in our 2009 fiscal year our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. On February 1, 2008 the Securities Exchange Commission proposed a deferral for an additional year the deadline for an independent registered public accounting firm attestation. The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and will require significant attention of the Company’s management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors' attestation on time. If the Company discovers a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, cause the delisting of its Common Stock from Nasdaq and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

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

Currently, most of our stores are located in Southern California and the remaining are located in Northern California, Central California, Nevada, Arizona and Utah. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

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

At February 12, 2008, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 34% and 12%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

At February 12, 2008, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 34% and 12%, respectively, of the Company’s outstanding voting Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

Item 4T. Controls and Procedures.

The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective in identifying to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report as a result of the material weakness described below.

In October 2006, we selected an enterprise resource management system (the "ERP System") from SAP to replace our existing merchandise and financial information systems. Over the past sixteen months, we have been in the process of implementing this system, including testing the system in a controlled environment, training our personnel in the use of the system and documenting and testing the control environment in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our planned “go-live” date for the new system was October 1, 2007. However, we encountered delays in, among other things, integrating the ERP System with our existing "best of breed" merchandise planning system. As a result, implementation of the new system has been moved forward on a month-by-month basis. We believe that we have resolved the issues regarding the integration of the ERP System with the merchandise planning system and all other material implementation issues. As of February 4, 2008, we have elected to postpone implementation of the ERP System until after the end of the fiscal year ended March 30, 2008 as we do not believe it would be prudent to implement the new system so close to our fiscal year-end. We currently anticipate that we will implement the ERP System before the end of the first quarter of fiscal 2009 ending June 29, 2008.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year beginning with fiscal 2008. We have made a substantial investment to ensure that the ERP System will provide effective internal control over financial reporting, and we have evaluated our controls that are not intended to change with the implementation of the ERP System. Because we initially anticipated that the “go-live” date of the ERP System would be prior to March 30, 2008, we did not, however, fully evaluate the effectiveness of the existing controls that were to be replaced by the ERP System. As of February 4, 2008, we do not believe we have sufficient time to fully document, test and remediate (where applicable) those controls that we previously planned to replace prior to March 30, 2008. As a result, we believe our inability to fully test the existing system as required by Section 404 results in a material weakness in our internal control over financial reporting and results in an ineffective assessment of our control environment.

We have assessed the risk of financial misstatements in this Quarterly Report on Form 10-Q that might result from the existing information system, including a review of compensating controls. Based on our review, we believe that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.

Notwithstanding the foregoing, there can be no assurance that we will be successful in implementing the ERP System before the end of the first quarter of fiscal 2009 ending June 29, 2008 or at all, that we will not discover material weaknesses in our internal control over financial reporting, or that we will be able to remediate any such weakness. Furthermore, if we discover a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - We are replacing our legacy merchandise and financial systems. Changes to our systems may disrupt our supply chain operations and have a material adverse impact on our business and results of operations." and "- Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful."

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

Item 6.  Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, File No. 33-53120)

3.2	Bylaws of Sport Chalet, Inc. amended as of November 5, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on November 9, 2007)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sport Chalet, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2005)

4.1	Form of Certificate for Class A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on September 29, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: February 12, 2008	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)