Form 10-K
period 2008-03-30
SPORT CHALET INC
filed 2008-06-24
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2008

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes ☒ No

The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2007, was approximately $43.5 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.

At June 24, 2008, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 30, 2008.

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

ITEM 1. BUSINESS

General

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise), is a leading operator of 51 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space. As of March 30, 2008, we had 31 locations in Southern California, seven in Northern California, two in Central California, three in Nevada, seven in Arizona and one in Utah. These stores average approximately 40,000 square feet in size. In addition, we have a retail e-commerce store operating by GSI Commerce, Inc. at www.sportchalet.com. Originally we were incorporated in California and we reincorporated as a Delaware corporation in 1992. Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.

Operating History and Growth Plans

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. As a true pioneer in the industry, Norbert’s mission was three simple things. To “see things through the eyes of the customer;” “to do a thousand things a little bit better;” and to focus on “not being the biggest, but the best.” Over the last 49 years, Sport Chalet has grown into a chain of 51 specialty sporting goods stores serving California, Nevada, Arizona and Utah.

Our growth strategy had historically focused on Southern California; but, since 2001 we have expanded our scope to all of California, Nevada, Arizona and Utah as suitable locations are found. We have opened seven stores this fiscal year, sixteen stores in the last three years and twenty-four in the last five years. In light of current macro-economic circumstances which include weak housing trends and rising gas prices in our core markets, we currently anticipate opening four new stores and relocating one store during the upcoming year and continue to look for additional opportunities in existing and new markets although we currently have no further new store commitments. We intend to continue adding new stores as broader economic trends improve. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandise at competitive prices.

Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. We believe our stores require three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores, the impact of competitors’ stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, which are primarily the costs associated with training employees and stocking the store. Cash requirements for opening costs of each new store can vary significantly depending on how much the landlord has agreed to contribute to our required improvements. For fiscal 2009, we expect the average cash for each new store to increase to $3.8 million as two of the four stores to be opened are in highly desirable locations.

Our sales partially depend on the economic environment and level of consumer spending in the geographic regions around our stores. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas are having, and may in the future continue to have, a materially adverse effect on our results of operations.

For fiscal 2008, total sales exceeded $400 million with average sales per store of $8.5 million, down from $9.2 million in fiscal 2007, and corresponding average sales per square foot of $218, down from $235 in fiscal 2007. The decrease in average sales per store and sales per square foot are due to new stores, which take time to mature, along with a same store sales decrease of 4.5%. The same store sales decline is primarily due to the previously mentioned macro-economic conditions. As a result of the reduction in same store sales, the opening of new stores and an impairment loss, we incurred a net loss of $3.4 million or $0.24 per diluted share, compared to net income of $7.1 million or $0.49 per diluted share, for fiscal 2007. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stores and Merchandising

Our prototype store is 42,000 square feet in size and showcases every merchandise and service category with the feel of a specialty shop all contained under one roof. The full-service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories. Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting us to offer our customers a high level of product knowledge and service from the beginner to the experienced core sports enthusiast.

Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pool for SCUBA and water sports instruction and demonstrations, and a 100 foot shoe wall, among other features. We have retro-fitted ten mature stores to conform to the prototype as much as was practical. For both new stores and remodels, we continually update our prototype format to remain competitive. While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many standard prototype design elements as possible. We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of capital. With the scheduled new store openings and remodels in fiscal 2009, 78% of our store base will be based on our prototype.

Our stores feature a number of distinct, specialty sports and lifestyle categories, offering a large assortment of quality brand name merchandise at competitive prices. The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and core specialty merchandise such as snowboarding, skateboarding, mountaineering and SCUBA. The merchandise appeals to both experts and moderate users. Using our investments in technology, we tailor each store’s merchandise mix to appeal to our customers in each market. In addition, our stores offer over 50 services for the serious sports enthusiast, including backpacking, canyoneering, and kayaking instruction, custom golf club fitting and repair, snowboard and ski rental and repair, SCUBA training and certification, SCUBA boat charters, team sales, racquet stringing, and bicycle tune-up and repair. Although the revenues generated by these support services are not material, these services further differentiate us from our competitors. Our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Friday, 9:00 a.m. to 9:00 p.m. Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

The following table illustrates our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items such  as apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Fiscal Year
	2008	2007	2006
Hardlines	52%	53%	52%
Apparel	28%	27%	29%
Footwear	20%	20%	19%
Total	100%	100%	100%

While we currently have an online store for direct to consumer Ecommerce service only through GSI Commerce, Inc. (“GSI”) at www.sportchalet.com, we expect to change this relationship during this 2009 fiscal year. GSI currently creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while attempting to remain transparent to the customer. We receive a license fee based on a percentage of sales generated by the website. The licensing fee is not material to total revenues. In addition, we offer a branding website, www.actionpass.com, which presents our in store brands and specialty services in a robust manner. This site also serves our Action Pass members with notification of member-exclusive merchandise and experiences. The site also features athlete appearances and instructional information, blogs, and we plan on offering customer rating capabilities on merchandise and services we sell in our stores.

Seasonality

The market for retail sporting goods is seasonal in nature. As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season. In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly winter-sports related products. In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales. Winter-related products represent approximately 17% of our annual net sales and have ranged from 27% to 31% of our fourth fiscal quarter. We anticipate this seasonal trend in sales will continue. We respond to changes in mid-season weather by maintaining flexibility in product placement at the stores and the marketing of product offerings. See “Item 1A. Risk Factors - Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.”

Marketing and Advertising

We generate all of our marketing and advertising campaigns in-house, with production support from outside vendors as needed. The campaigns are designed to reflect our strategic direction through our brand and product offerings, as well as communicate a focused and consistent theme/event calendar through media including email, direct mail, radio, newspaper, magazines and the internet. Through our Team Sales Division, we reach out to communities in which our stores do business, contributing to local teams and leagues. Our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances. During fiscal 2008 we rolled out our customer relationship program, “Action Pass”, after a successful pilot that began in fiscal 2007 in select markets. Action Pass members earn points for each purchase completed at our stores which enable members to receive a certificate that may be redeemed on future purchases. More importantly, Action Pass members have access to exclusive merchandise introductions where initial production runs are limited, plus they earn the opportunity to participate in once-in-a-lifetime-experiences pertaining to the sports in which we specialize, combined with the vendors from whom we buy merchandise and value-added services. Using the information we collect about our members allows us to directly market to each member based on their individual shopping patterns across various sports and brands. Combining individual data across multiple customers allows us to better understand behavior on an aggregate basis, which in turn drives assortments, category adjacencies, and more global marketing initiatives across our network of stores. This initiative is supported by our branding website, www.actionpass.com.

Purchasing and Distribution

In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from approximately 1,000 vendors. Vendor payment terms typically range from 30 to 120 days from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 8% of our total inventory purchases for fiscal 2008 and 2007, respectively.

For merchandise planning and allocation we use the SAS Marketmax software solution. The software solution includes merchandise planning, open-to-buy management, assortment planning, store clustering, high performance forecasting, performance analysis and allocation. We allocate merchandise to our stores based on trends and statistical modeling maximizing flow-through at our distribution center. We believe this technology package allows us to better plan and forecast our business and leverage the information to create optimal store assortments and allocate merchandise in a precise and proactive manner.

For replenishment we use a system from JDA Software Group, Inc. The JDA E3 system consists of three modules: (i) warehouse replenishment, which manages purchases from vendors, (ii) store replenishment, which manages shipments from the warehouse to stores, and (iii) network optimization, which synchronizes the two systems. In addition, we utilize the JDA Consumer Outlook and Pinpoint seasonal profile software to help identify, create and manage the seasonal trends of our merchandise. Currently, we utilize the E3 system to manage approximately 54% of our total inventory. The remaining 46% of the inventory purchases are managed by the SAS Marketmax software.

With our EDI capabilities, we now provide sell through information by individual item size, color, and store to our key merchandise suppliers so that they can better forecast our inventory needs and we can better refine our assortments by store.

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

During fiscal 2008, we rolled out the CRS Enterprise Selling software which replaced our manual processes of locating and transferring products for a customer. In the event we do not stock a particular item in a store, this software allows us to quickly locate the item in another location, including our distribution center, and complete the sale by accepting payment from the customer and shipping merchandise from the most optimal location to the customer’s preferred destination.

Information Systems

Historically we have used a “best of breed” approach to information systems. All systems communicated with a legacy system that was the centralized data repository and the primary financial system.  As part of our comprehensive review of internal control over financial reporting and also to enhance our ability to grow, effective March 31, 2008 the legacy system has been replaced.

In October 2006, we selected mySAP2005 ERP from SAP as the replacement system and the implementation process began. Selecting SAP was a strategic decision focusing future resources on a single-vendor ERP solution in lieu of the historical “best of breed” approach. Our analysis had revealed that recent improvements in SAP’s solutions provided robust retail functions, and we anticipate that future releases will provide additional support for improved retail business processes. This milestone decision will eventually permit us to enjoy the efficiencies of a fully integrated solution without the traditional overhead generally associated with interfacing systems in a multi-vendor solution. BearingPoint, a global management and technology consulting company, assisted with the software selection and implementation.

Store systems utilize the Retail Store 3.0 Suite of applications from CRS Retail Systems that were upgraded to the current release in the summer of 2006, including a Returns Management application, and IBM SurePOS hardware. CRS Enterprise Selling was added in fiscal 2008. The processing of debit/credit card authorization allows on-line debit and signature capture. A custom rental program is also a part of the store system. For merchandise planning and allocation we use the SAS Marketmax software solution. Merchandise replenishment is controlled by E3 software from JDA. The distribution center uses warehouse management software from HighJump Software (a 3M Company).

Our inventory systems track purchasing, sales and inventory transfers down to the lowest level of detail, individual items by size, color and store, which allows us to identify and project trends and replenishment needs on a timely basis.

Recapitalization Plan

In September 2005, our stockholders approved a recapitalization plan designed to facilitate the orderly transition of control from our Founder to certain members of management and to increase financial flexibility for the Company and its stockholders. The recapitalization plan consisted of (1) the reclassification of each outstanding share of common stock as 0.25 share of Class B Common Stock, (2) the issuance of seven shares of Class A Common Stock for each outstanding share of Class B Common Stock and (3) the transfer of a portion of the Founder’s ownership to Craig Levra, Chairman and Chief Executive Officer, and Howard Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary. The recapitalization doubled our total number of shares outstanding. Therefore, the recapitalization plan had the same effect on earnings per share as a 2-for-1 stock split. Shares transferred by the Founder to Messrs. Levra and Kaminsky were treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. The effect on net income is described in greater detail in Note 1 of Notes to Consolidated Financial Statements.

Trademarks and Trade Names

We use the “Sport Chalet” name as a service mark in connection with our business operations. We have registered “Sport Chalet” as a federal service mark with the United States Patent and Trademark Office, along with the mark “Action Pass,” among others. We also own additional common law trademarks and service marks which are used in commerce without dispute.

Industry and Competition

The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

•	specialty stores, such as REI, Sportsman’s Warehouse, Finish Line, Active Board Shops and Adventure 16;

•	full-line sporting goods chains, such as The Sports Authority and Dick's Sporting Goods;

•	supplier-owned stores, such as Nike, The North Face, adidas, New Balance and Puma;

•	mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target and Kohl’s, Macy's and Nordstrom; and

•	Internet retailers and catalog merchandisers, such as Amazon.com, Bass Pro, Cabela’s and Sportsman’s Guide.

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

Employees

As of March 30, 2008, we had a total of approximately 4,300 full and part-time employees, 4,000 of whom were employed in our stores and 300 of whom were employed in warehouse and delivery operations or in corporate office positions. None of our employees are covered by a collective bargaining agreement. We encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations. A typical store has approximately 75 employees, of whom 20 to 40 are in the store at any given time on a normal operating basis. Generally, each store employs a general manager, two to three assistant managers, who along with area managers and department heads supervise the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

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

A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers. A downturn in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits is having, and is likely to continue for some time to have, a materially adverse effect on our results of operations.

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

We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Unexpected conditions could cause us to be in violation of our lender’s operating covenants as occurred in fiscal 2008. Although we have restructured our bank credit facility, the new agreement will cost more in the form of interest expense and fees. In addition, while we have historically had modest bank debt, we anticipate having much larger debt going forward. Currently, we believe we have sufficient cash available through our bank credit facilities and cash from operations to fund existing operations for the foreseeable future. We cannot be certain that additional financing will be available in the future if necessary

Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

Currently, most of our stores are located in Southern California and the remaining are located in Northern California, Central California, Nevada, Arizona and Utah. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. For example, warm winter weather in the resorts frequented by our customers has affected sales in the past. When the region suffers an economic downturn, such as the mortgage crisis affecting California, Arizona and Nevada, or when other adverse events occur, historically there has been an adverse effect on our sales and profitability and this could also affect our ability to implement our planned growth. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

If we fail to anticipate changes in consumer preferences, we will experience lower net sales, higher inventory markdowns and lower margins. Products may or may not appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Specialty sporting goods are often subject to short-lived trends, such as the short-lived popularity of wheeled footwear. Apparel is significantly influenced by the latest fashion trends and styles. Our success depends upon the ability to anticipate and respond in a timely manner to trends in specialty merchandise and consumers’ participation in sports on an individual market basis. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase products from vendors up to nine months in advance of the proposed delivery, misjudging the market may over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or have insufficient inventory of a popular item that can be sold at full markup.

Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are first required to perform an evaluation of our internal control over financial reporting in this Annual Report on Form 10-K. Beginning in our 2009 fiscal year, our independent registered public accounting firm will have to test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and will require significant attention of the Company’s management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors' attestation on time. If the Company discovers a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

In October 2006, we selected an enterprise resource management system (the "ERP System") from SAP to replace our existing merchandise and financial information systems. Over the next eighteen months, we were in the process of implementing this system, including testing the system in a controlled environment, training our personnel in the use of the system and documenting and testing the control environment in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our planned “go-live” date for the new system was October 1, 2007. However, we encountered delays in, among other things, integrating the ERP System with our existing "best of breed" merchandise planning system. As a result of such delays we elected to postpone implementation of the ERP System until after the end of the fiscal year ended March 30, 2008 as we did not believe it would be prudent to implement the new system so close to our fiscal year-end. We implemented the ERP System on March 31, 2008.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year beginning with fiscal 2008. We have made a substantial investment to ensure that the ERP System will provide effective internal control over financial reporting, and we have evaluated our controls that are not intended to change with the implementation of the ERP System. Because we initially anticipated that the “go-live” date of the ERP System would be prior to March 30, 2008, we did not, however, fully evaluate the effectiveness of the existing controls that were to be replaced by the ERP System. With the delay in implementing the ERP System, we did not have sufficient time to fully document, test and remediate (where applicable) those controls that we previously planned to replace prior to March 30, 2008. As a result, we believe our inability to fully test the legacy system or the ERP System as required by Section 404 results in a material weakness in our internal control over financial reporting and results in an ineffective assessment of our control environment.

There can be no assurance that we will be successful in documenting, testing or remediating (where applicable) the ERP System before the end of the first quarter of fiscal 2009 ending June 29, 2008 or at all, that we will not discover material weaknesses in our internal control over financial reporting, or that we will be able to remediate any such weakness.

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

Since our inception, we have experienced periods of rapid growth. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, information systems, inventory management and distribution facilities. Any failure to timely enhance our operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on our results of operations.

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

Failure to maintain an online presence that mirrors our customers’ in-store experience could adversely impact net sales.

We currently operate our online store through GSI Commerce, Inc. (“GSI”). GSI creates and operates all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing, while remaining transparent to the customer. Customers’ expectations are changing with some customers shopping online for information before traveling to a store. If the customer does not get the information they need, in a fast and efficient process, they may not visit our stores. This could cause net sales to decline. There are no guarantees that our plans for managing our online business will be successful.

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

Declines in the effectiveness of marketing could cause our operating results to suffer.

Our marketing campaigns rely on email, direct mail, radio, newspaper, magazines and the internet. Also our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements. We are directly marketing to individual customers based on their personal shopping information through our customer relationship program, “Action Pass.” Technology is eroding the effectiveness of all forms of advertising. Customers have more entertainment choices, many of which have no advertising or provide the ability to skip the commercials. If we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer. In addition, vendors’ ability or willingness to participate in new strategies may decline effectively increasing our cost of marketing which could adversely affect our operating results.

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

At June 24, 2008, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock. Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

At June 24, 2008, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

We may be subject to periodic litigation that may adversely affect our business and financial performance.

We may be subject to lawsuits resulting from injuries associated with the use of the products or services we sell, employment matters or violations of government regulations. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. An unfavorable outcome or settlement in any such proceeding could, in addition to requiring us to pay any settlement or judgment amount, increase our operating expense as a consequence and cause damage to our reputation.

Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; the carrying amount of property and equipment, inventories and deferred income tax assets are highly complex and may involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance.

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

Global warming could cause erosion of both our winter and summer seasonal businesses over a long-term basis.

Changes to our environment, whether natural or man made, could cause significant disruption in both air temperature and snowfall, limiting our ability to capitalize on one of our core competencies-the winter business. In addition, lack of proper snowfall could have a negative impact on our fishing and lake-focused water sports businesses, as these rely on streams, rivers, and lakes to be at proper depth and clarity in order to provide enjoyable experiences for our customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At March 30, 2008, we had 51 store locations. The following table summarizes the key information on our retail properties:

Location	Opening Date	Gross Square Footage
La Cañada (1)	June 1960	28,000
Huntington Beach (2) (5)	June 1981	50,000
La Jolla	June 1983	20,400
Mission Viejo	August 1986	29,900
Point Loma (2)	November 1987	34,600
Valencia (2) (4)	November 1987	40,000
Marina del Rey (3)	November 1989	42,300
Beverly Hills	November 1989	40,500
Brea (2) (4)	April 1990	40,500
Oxnard (2)	June 1990	40,500
West Hills (2) (3)	June 1991	44,000
Burbank (7)	August 1992	45,000
Torrance (6)	November 1993	43,700
Glendora	November 1993	40,400
Rancho Cucamonga (2)	June 1994	36,000
Irvine (2)	November 1995	35,000
Laguna Niguel (5)	November 1997	40,000
Mission Valley (6)	June 1998	47,000
Long Beach (7)	May 1999	43,400
Porter Ranch	July 1999	43,000
Temecula (5)	October 1999	40,000
Chino Hills	July 2000	42,000
Palmdale (2)	June 2001	39,400
Henderson, NV (2)	November 2001	42,000
Costa Mesa - South Coast Plaza	November 2001	41,600
Summerlin, NV (2)	November 2002	40,300
Riverside	November 2002	46,100
Antioch (2)	November 2003	40,000
Redlands (2)	November 2003	42,000
Sacramento (2)	December 2003	40,600
Roseville	August 2004	37,000
Pleasanton (2)	August 2004	40,500
Arcadia	October 2004	42,200
Elk Grove (2)	November 2004	42,000
Visalia (2)	November 2004	41,000
Happy Valley, AZ (2)	November 2005	42,000
Chandler, AZ (2)	November 2005	41,200
Scottsdale, AZ (2)	November 2005	41,500
Foothill Ranch (2)	February 2006	43,400
Thousand Oaks (2)	May 2006	40,300
Vacaville (2)	August 2006	41,600
San Jose	November 2006	44,000
San Marcos (2)	November 2006	40,000
Mira Loma (2)	November 2006	39,300
Tempe, AZ (2)	July 2007	42,000
Las Vegas, NV (2)	November 2007	42,000
Phoenix, AZ	May 2007	40.900
Bakersfield	May 2007	42,000
Goodyear, AZ (2)	November 2007	41,400
Peoria, AZ (2)	November 2007	42,000
West Jordan, UT (2)	November 2007	42,000
	Total	2,066,500

(1)
The original store opened in 1959. The number of facilities and square footage has fluctuated over the years. We have plans to relocate four buildings which have served the La Canada Flintridge, California market into a single 45,000 square foot store in calendar 2008. The four buildings, which the Company has historically reported as one store, together totaled 40,000 square feet. In preparation for the new store in fiscal 2009, there will be construction occurring and the four buildings in La Canada Flintridge have been consolidated into a single temporary location which is approximately 28,000 square feet.

(2)	Includes swimming pool facility for SCUBA and kayaking instruction.
(3)	Remodels completed in fiscal 2004.
(4)	Remodels completed in fiscal 2005.
(5)	Remodels completed in fiscal 2006.
(6)	Remodels completed in fiscal 2007.
(7)	Remodels completed in fiscal 2008.

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

We lease from corporations controlled by Norbert Olberz, Sport Chalet’s Founder (the “Founder”); our corporate office space in La Cañada and our stores in La Cañada, Huntington Beach and Porter Ranch, California. We have incurred rental expense to the Founder of $2.5 million, $2.5 million and $2.4 million in fiscal 2008, 2007 and 2006, respectively.

On June 2, 2008, our Board of Directors upon recommendation of the Audit Committee approved a lease to relocate and expand the La Canada store from a corporation under the control of the Founder. Four buildings which have served the La Canada Flintridge, California market will relocate into a single 45,000 square foot store in fiscal 2009. The initial term of the lease is ten years with three five-year option periods. Minimum annual rent for the first five years is $18.00 per square foot, plus common area maintenance and property taxes, with provisions for additional rent based on sales exceeding preset amounts. At the time of opening the relocated store, the existing lease for the old buildings will terminate.

Management believes that the occupancy costs under the leases with corporations controlled by the Founder described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

ITEM 3. LEGAL PROCEEDINGS

On April 10, 2008, we were served with a complaint filed in the California Superior Court in the County of San Diego, entitled Cole v. Sport Chalet, Inc., Case No. 37-2008-00081675-CU-BT-CTL, alleging violations of the California Civil Code and Business & Professions Code, as well as invasion of privacy.   This complaint was brought as a purported class action on behalf of persons who made purchases at our stores in California using credit cards and were requested to provide their zip codes. The plaintiff alleges, among other things, that customers making purchases with credit cards at our stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiff seeks, on behalf of the class members, statutory penalties, actual damages, punitive damages, disgorgement of profits, injunctive relief to require us to discontinue the allegedly improper conduct, and attorneys’ fees and costs. We intend to defend the suit vigorously.  We are not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition, and any required change in our business practices, as well as the costs of defending this litigation, could have a negative impact on our results of operations.

By letter dated May 14, 2008, an attorney for a former employee has asserted claims for sexual harassment by a former supervisor during the former employee’s one year of employment. The former employee alleges being subjected to verbal and physical harassment. The former employee is seeking compensatory damages and punitive damages, attorneys' fees and costs. We have just begun a review of the allegations, and we are not able to evaluate the likelihood of an unfavorable outcome nor can we estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition.

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

Pursuant to the stockholder approved recapitalization plan that established two classes of common stock, on September 21, 2005, each outstanding share of common stock was reclassified into 0.25 share of Class B Common Stock. On September 30, 2005, a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock was paid. The recapitalization doubled our total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split. Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Stock Market National Market System under the symbol “SPCHA” and “SPCHB,” respectively. The following table reflects the range of high and low sale prices of our Class A, and Class B Common Stock for the periods indicated:

	Class A		Class B
Fiscal 2007	High	Low	High	Low
First Quarter	$8.45	$7.46	$8.34	$7.50
Second Quarter	$9.43	$7.80	$9.35	$7.80
Third Quarter	$10.48	$7.86	$9.96	$8.55
Fourth Quarter	$10.89	$8.90	$11.20	$9.00

	Class A		Class B
Fiscal 2008	High	Low	High	Low
First Quarter	$11.39	$9.82	$11.29	$9.90
Second Quarter	$10.90	$8.85	$10.88	$8.61
Third Quarter	$9.02	$5.41	$9.25	$5.77
Fourth Quarter	$7.25	$4.38	$7.00	$4.30

	Class A		Class B
Fiscal 2009	High	Low	High	Low
First Quarter (through June 20, 2008)	$5.63	$4.20	$5.25	$4.25

On June 20, 2008, the closing price of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $4.60 and $4.50, respectively. Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.

Approximate Number of Holders of Common Shares

The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of June 6, 2008 was 138 and 145, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 1,400 beneficial owners holding stock in nominee or “street” name.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's common stock during the period from April 1, 2003 to March 30, 2008 with (i) the cumulative total return of the Nasdaq Composite Stock Market Index and (ii) the cumulative total return of the S&P Specialty Stores Index. The comparison assumes $100 was invested on April 1, 2003 in the common stock and in each of the foregoing indices and the reinvestment of dividends through March 30, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

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

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 30, 2008. This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein. All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1. Business - Recapitalization Plan.”

	Fiscal year,
	2008	2007	2006 (3)	2005	2004
Statements of Operations Data:	(In thousands, except per share, stores open and per square foot amounts)
Net sales	$402,534	$388,209	$343,204	$309,090	$264,237
Cost of goods sold, buying and occupancy costs	285,982	268,188	237,137	213,429	184,047
Gross profit	116,552	120,021	106,067	95,661	80,190
Selling, general and administrative expenses	105,697	96,357	92,308	77,453	65,913
Depreciation and amortization	12,898	11,419	9,226	7,692	6,447
Impairment charge	2,077	-	-	-	-
Income (loss) from operations	(4,120)	12,245	4,533	10,516	7,830
Interest expense	1,466	516	267	263	190
Income (loss) before taxes	(5,586)	11,729	4,266	10,253	7,640
Income tax provision (benefit)	(2,224)	4,630	4,353	4,082	2,996
Net income (loss)	$(3,362)	$7,099	$(87)	$6,171	$4,644
Class A and Class B earnings (loss) per share – basic	$(0.24)	$0.51	$(0.01)	$0.46	$0.35
Class A and Class B earnings (loss) per share – diluted	$(0.24)	$0.49	$(0.01)	$0.44	$0.33
Weighted average Class A and Class B shares outstanding:
Basic	14,075	13,850	13,506	13,361	13,291
Diluted	14,075	14,460	13,506	14,007	14,017

Selected Operating Data:
Comparable store sales increase (decrease) (1)	(4.5)%	2.0%	1.9%	5.7%	3.7%
Gross profit margin	29.0%	30.9%	30.9%	30.9%	30.3%
Selling, general and administrative expenses as percentage of net sales	26.3%	24.8%	26.9%	25.1%	24.9%
Net cash provided by operating activities	$16,374	$10,664	$15,962	$17,955	$7,608
Stores open at end of period	51	45	40	36	31
Total square feet at end of period	2,067	1,789	1,586	1,412	1,210
Net sales per square foot (2)	$218	$235	$238	$241	$239
Average net sales per store (2)	$8,533	$9,232	$9,351	$9,430	$9,221

	As of fiscal year end
Balance Sheet Data:	2008	2007	2006	2005	2004
Working capital	$39,197	$45,493	$43,446	$43,116	$40,746
Total assets	171,315	171,249	132,238	118,789	95,057
Bank debt	17,216	11,776	-	-	-
Total stockholders’ equity	$83,969	$86,426	$77,468	$69,110	$62,811

(1)	A store’s sales are included in the comparable store sales calculation after its twelfth full month of operation.
(2)	Calculated by using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.
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

Overview

We are a leading operator of 51 full service specialty sporting goods stores in California, Nevada, Arizona and Utah. In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise and specialty services assortment.

For fiscal 2008, total sales exceeded $400 million with average sales per store of $8.5 million, down from $9.2 million in fiscal 2007, and corresponding average sales per square foot of $218, down from $235 in fiscal 2007. The decrease in average sales per store and sales per square foot are from new stores, which take time to mature, along with a same store sales decrease of 4.5%. The same store sales decline is primarily due to the previously mentioned macro-economic conditions. As a result of the reduction in same store sales, the opening of new stores and an impairment loss, we incurred a net loss of $3.4 million or $0.24 per diluted share, compared to net income of $7.1 million or $0.49 per diluted share, for fiscal 2007.

Our growth strategy had historically focused on Southern California; but, since 2001 we have expanded our scope to all of California, Nevada, Arizona and Utah as suitable locations are found. We have opened seven stores this fiscal year, sixteen stores in the last three years and twenty-four in the last five years. In light of current macro-economic circumstances which include weak housing trends and rising gas prices in our core markets, we currently anticipate opening four new stores and relocating one store during the upcoming year and continue to look for additional opportunities in existing and new markets although we currently have no further new store commitments. We intend to continue adding new stores as broader economic trends improve. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandise at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs as a percent of sales in the early years of operation, due primarily to pre-opening and promotional costs and lower than average sales, which reduces the leverage needed to offset direct and indirect store expenses. As the store matures, sales tend to level off and expenses decline as a percent of sales. We believe our stores require three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores, the impact of competitors’ stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. A slower rate of maturity would cause reduced profitability as a percent of sales. In addition, we continue to invest in infrastructure improvements to more efficiently manage the increasing store base, these improvements generally increase overhead expenses in the form of computer hardware and software maintenance and depreciation as well as staff to operate these systems. At some point the growth in sales from new and mature stores is expected to exceed the growth in infrastructure costs, but there can be no assurance that this will occur.

Our prototype store is 42,000 square feet in size and showcases every merchandise and service category with the feel of a specialty shop all contained under one roof. The full service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories, and give the customer an enhanced shopping experience. We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, which are primarily the costs associated with training employees and stocking the store. Cash requirements for opening costs of each new store varies significantly depending on how much the landlord has agreed to contribute to our required improvements. For fiscal 2009, we expect the average cash for each new store to increase to $3.8 million as two of the four stores to be opened are in highly desirable locations.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement. The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation. Our comparable store sales growth has been positive for the last four fiscal years prior to fiscal 2008. Comparable store sales declined 4.5% for fiscal 2008, due to, among other things, weak macro-economic conditions and to a lesser extent new store openings by the Company and our competitors. Many factors effect sales during a fiscal year; such as the overall economic conditions, unseasonable weather in our markets, the appeal of our merchandise assortments and marketing changes.

We believe that the overall growth of our business should allow us to increase our operating margins over time. Our investments in infrastructure such as the distribution center, corporate facilities and computer systems, combined with increased merchandise volumes, should enable us to improve our purchasing leverage and achieve greater efficiencies throughout the supply chain. However, improvements in merchandise procurement have been offset by increased expenses as a percent of sales primarily from new stores. In addition, the decrease in same store sales for fiscal 2008 reduced the leverage normally provided by mature stores.

Beginning April 1, 2006, our fiscal year end was changed from March 31 to the Sunday closest to March 31. Fiscal year 2007 and 2008 consist of four 13 week quarters or 52 weeks. An extra week will be added onto the fourth quarter every five to six years. This fiscal calendar is widely used in the retail industry.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principals (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the 2008 and 2007 fiscal years (in thousands, except per share amounts).

	Fiscal year
	2008		2007		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$402,534	100.0%	$388,209	100.0%	$14,325	3.7%
Gross profit	116,552	29.0%	120,021	30.9%	(3,469)	(2.9)%
Selling, general and administrative expenses	105,697	26.3%	96,357	24.8%	9,340	9.7%
Depreciation and amortization	12,898	3.2%	11,419	2.9%	1,479	13.0%
Impairment charge	2,077	0.5%	-	0.0%	2,077
Income (loss) from operations	(4,120)	(1.0)%	12,245	3.2%	(16,365)	*
Interest expense	1,466	0.4%	516	0.1%	950	184.1%
Income (loss) before taxes	(5,586)	(1.4)%	11,729	3.0%	(17,315)	*
Net income (loss)	(3,362)	(0.8)%	7,099	1.8%	(10,461)	*

Class A and Class B
Earnings (loss) per share:
Basic	$(0.24)		$0.51		$(0.75)	*
Diluted	$(0.24)		$0.49		$(0.73)	*

* Percentage change not meaningful.

Sales increased $14.3 million, or 3.7%, to $402.5 million for fiscal 2008 from $388.2 million for fiscal 2007. The sales growth is due to twelve new stores, not included in the same store sales calculation, which resulted in a $32.3 million increase in sales, or 8.5%, partially offset by a same store sales decrease of $16.8 million, or 4.5%. Same store sales were primarily impacted by macro-economic conditions, which include weak housing trends and rising gas prices in our core markets. In addition, the opening of new stores by the Company and competitors, along with continued growth in viable Ecommerce competitors, contributed to the decline in same store sales. We believe the macro-economic trends also negatively affected our new stores.

Gross profit decreased $3.5 million, or 2.9%, as gross profit from increased sales of approximately $7.3 million was offset primarily by increased rent of $5.7 million, primarily from new stores, and increased markdowns of $3.4 million taken to stimulate demand and reduce excess inventory. As a percent of sales, gross profit decreased 190 basis points to 29.0% from 30.9%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency and increased markdowns taken to stimulate demand.

Selling, general and administrative expenses (“SG&A”) increased $9.3 million, or 9.7%, primarily from expenses related to additional stores, $10.5 million, offset by labor savings of $1.2 million in mature stores. As a percent of sales, SG&A expenses increased to 26.3% in fiscal 2008 from 24.8% in fiscal 2007 primarily from the decrease in sales from our mature stores described above and the expenses associated with new stores which take time to reach operating efficiency.

Depreciation and amortization increased $1.5 million primarily from new stores.

A non-cash impairment charge of $2.1 million was recorded in fiscal 2008 related to certain California stores which opened with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures. The existence of the impairment was assessed by calculating the net cash flow of the individual store on an undiscounted basis and comparing it to the net book value of the individual store. The actual impairment charge was measured by determining the fair value of the store's assets and comparing it to the book value.  Fair value for fixtures is based on the book value less the cost of moving those assets to another store, while the fair value of leasehold improvements is based on the discounted net cash flow of the store over the remaining term of the lease.

The effective income tax rate was 39.8% for fiscal 2008 compared to 39.5% for fiscal 2007. Generally these rates differ from the statutory rates as a result of permanent differences between financial reporting and tax-basis income. Our statutory rate has decreased to 39.8% for fiscal 2008 from 40.7% in fiscal 2007 as a result of a rate decrease related to the reduction in our taxable income.

As a result of the reduction in same store sales, the opening of new stores and the impairment loss, we incurred a net loss of $3.4 million, $0.24 per diluted share, compared to net income of $7.1 million, $0.49 per diluted share, last year.

Fourth Quarter 2008 Compared to Fourth Quarter 2007

The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the fourth quarter of fiscal 2008 and 2007 (in thousands, except per share amounts).

	Fourth fiscal quarter
	2008		2007		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$96,753	100.0%	$97,806	100.0%	$(1,053)	(1.1)%
Gross profit	25,443	26.3%	28,681	29.3%	(3,238)	(11.3)%
Selling, general and administrative expenses	26,629	27.5%	23,961	24.5%	2,668	11.1%
Depreciation and amortization	3,131	3.2%	3,124	3.2%	7	0.2%
Income (loss) from operations	(4,317)	(4.5)%	1,596	1.6%	(5,913)	*
Interest expense	260	0.3%	164	0.2%	96	58.5%
Income (loss) before taxes	(4,577)	(4.7)%	1,432	1.5%	(6,009)	*
Net income (loss)	(2,755)	(2.8)%	881	0.9%	(3,636)	*

Class A and Class B
Earnings (loss) per share:
Basic	$(0.20)		$0.06		$(0.26)	*
Diluted	$(0.20)		$0.06		$(0.26)	*

* Percentage change not meaningful.

Sales decreased $1.1 million, or 1.1%, to $96.8 million for the fourth quarter 2008 from $97.8 million for the same period in fiscal 2007. Sales growth due to seven new stores, not included in the same store sales calculation, resulted in an $8.2 million increase in sales, or 8.4%. This increase was offset by a same store sales decrease of $8.4 million, or 8.6%. Same store sales were primarily impacted by macro-economic conditions, which include weak housing trends and rising gas prices in our core markets. In addition, the opening of new stores by the Company and competitors, along with continued growth in viable Ecommerce competitors, contributed to the decline in same store sales. We believe the macro-economic trends also negatively affected our new stores. Historically our fourth quarter sales are influenced by the amount and timing of snowfall at the resorts frequented by our customers. The fourth quarter of fiscal 2008 experienced relatively normal winter weather patterns as compared to the fourth quarter of fiscal 2007, which was the driest year on record for Southern California; however, the expected increase in sales did not materialize.

Gross profit decreased $3.2 million, or 11.3%, primarily due to increased rent from new stores of $1.5 million and increased markdowns of $700,000 taken to stimulate demand. As a percent of sales, gross profit decreased 300 basis points to 26.3% from 29.3%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency and increased markdowns taken to stimulate demand.

Selling, general and administrative expenses increased $2.7 million, or 11.1%, primarily from expenses related to additional stores. As a percent of sales, SG&A increased to 27.5% from 24.5% for the fourth quarter of fiscal 2007, primarily from the decrease in comparable store sales and the expenses associated with new stores which take time to reach operating efficiency.

The effective tax rate, as a percent of pretax income, was 39.8% for the fiscal 2008 fourth quarter and 38.5% for the same period in fiscal 2007. Generally these rates differ from the statutory rates as a result of permanent differences between financial reporting and tax-basis income. Our statutory rate has decreased to 39.8% for fiscal 2008 from 40.7% in fiscal 2007 as a result of a rate decrease related to the reduction in our taxable income.

As a result of the reduction in same store sales and expenses related to new stores, we incurred a net loss of $2.8 million, $0.20 per diluted share, compared to net income of $881,000, $0.06 per diluted share, last year during the fourth quarter.

Fiscal 2007 Compared to Fiscal 2006

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principals (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the 2007 and 2006 fiscal years (in thousands, except per share amounts).

	Fiscal year ended
	2007		2006		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$388,209	100.0%	$343,204	100.0%	$45,005	13.1%
Gross profit	120,021	30.9%	106,067	30.9%	13,954	13.2%
Selling, general and administrative expenses	96,357	24.8%	92,308	26.9%	4,049	4.4%
Depreciation and amortization	11,419	2.9%	9,226	2.7%	2,193	23.8%
Income from operations	12,245	3.2%	4,533	1.3%	7,712	170.1%
Interest expense	516	0.1%	267	0.1%	249	93.3%
Income before taxes	11,729	3.0%	4,266	1.2%	7,463	174.9%
Net income (loss)	7,099	1.8%	(87)	(0.0)%	7,186	*

Class A and Class B
Earnings (loss) per share:
Basic	$0.51		$(0.01)		$0.52	*
Diluted	$0.49		$(0.01)		$0.50	*

* Percentage change not meaningful.

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

	Fiscal year ended
	2007		2006		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$388,209	100.0%	$343,204	100.0%	$45,005	13.1%
Gross profit	120,021	30.9%	106,067	30.9%	13,954	13.2%
Selling, general and administrative expenses	96,357	24.8%	83,615	24.4%	12,742	15.2%
Depreciation and amortization	11,419	2.9%	9,226	2.7%	2,193	23.8%
Income from operations	12,245	3.2%	13,226	3.9%	(981)	(7.4)%
Interest expense	516	0.1%	267	0.1%	249	93.3%
Income before taxes	11,729	3.0%	12,959	3.8%	(1,230)	(9.5)%
Net income	7,099	1.8%	7,752	2.3%	(653)	(8.4)%

Class A and Class B
Earnings per share:
Basic	$0.51		$0.57		$(0.06)	(10.5)%
Diluted	$0.49		$0.55		$(0.06)	(10.9)%

The following table sets fourth reconciliations of non-GAAP results of operations measures to the nearest comparable GAAP measures. Compensation and other expenses related to the recapitalization plan are not expected to reoccur and their exclusion provides a consistent comparison to past results (in thousands, except per share amounts).

	Fiscal year ended March 31, 2006
	GAAP	Adjustments	Non-GAAP
Selling, general and administrative expenses	$92,308	$(8,693)	$83,615
Income from operations	4,533	8,693	13,226
Income before taxes	4,266	8,693	12,959
Income tax provision	4,353	(854)	5,207
Net income (loss)	$(87)	$7,839	$7,752

Class A and Class B earning (loss) per share:
Basic	$(0.01)	$0.58	$0.57
Diluted	$(0.01)	$0.56	$0.55

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

	Change in Comparable Store Sales Fiscal Year 2007 to 2006		Change in Comparable Store Sales Fourth Quarter Fiscal 2007 to 2006
	Dollar Change	Percentage Change	Dollar Change	Percentage Change

Non-winter related	$5,837	2.1%	$1,530	2.5%
Winter related	877	1.5%	(2,439)	(9.4)%
Comparable store sales	$6,714	2.0%	$(909)	(1.0)%

Comparable store sales are based upon stores open throughout both periods presented and exclude team sales.

Gross profit increased $14.0 million, or 13.2%, primarily from increased sales. As a percent of sales, gross profit was unchanged at 30.9% for fiscal 2007 and fiscal 2006. Gross profit gains from merchandise procurement of approximately 20 basis points were offset by increased occupancy expense as a percent of sales in the new stores. We believe that the improvement in merchandise procurement is due to our continued investments in systems along with our growth in importance to our vendors. The increase in occupancy costs as a percent of sales is the result of our new stores which take time to reach operating efficiency. In addition, growth in gift card breakage of $135,000, which is included in sales and has no direct cost, helped to offset increased occupancy expenses as a percent of sales.

Selling, general and administrative expenses (“SG&A”) increased $4.0 million, or 4.4%, primarily from expenses related to additional stores partially offset by expenses related to the fiscal year 2006 recapitalization plan which were not repeated in fiscal 2007. Excluding the effect of the recapitalization plan, SG&A expenses increased $12.7 million, or 15.2%, primarily from additional stores. In addition, we experienced increases in utility costs of approximately $800,000 from rate increases and increased corporate labor of approximately $1.1 million to facilitate our growth plans, partially offset by a reduction of incentive pay of approximately $500,000. As a percent of sales excluding the effect of the recapitalization plan, SG&A expenses increased to 24.8% in fiscal 2007 from 24.4% in fiscal 2006 primarily from lower growth in sales from our mature stores described above, the previously mentioned utilities and corporate labor increases and the expenses associated with new stores which take time to reach operating efficiency.

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

Net cash provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. The following table shows the more significant items from the past three years ended March 30, 2008:

	Fiscal year
(in thousands)	2008	2007	2006
Net income (loss)	$(3,362)	$7,099	$(87)
Depreciation and amortization	12,898	11,419	9,226
Merchandise inventories	922	(19,290)	(2,716)
Accounts payable	(1,373)	12,941	(2,339)
Impairment charge	2,077	-	-
Stock compensation	233	166	8,222
Accounts receivable	5,535	(4,415)	(1,017)
Deferred rent	1,162	5,442	4,481
Deferred income taxes	1,928	(456)	(1,728)
Other	(3,646)	(2,242)	1,921
Net cash provided by operating activities	$16,374	$10,664	$15,962

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store. Average inventory per store was $1.7 million, $1.9 million and $1.7 million at the end of fiscal year 2008, 2007 and 2006, respectively. The decrease of $922,000 in fiscal 2008 was due to the reduction in average inventory per store partially offset by the addition of seven new stores. The 2007 increase in average inventory per store was primarily from higher levels of winter related products due to that year being dry combined with weakness in sales at our mature stores leaving us with more than the desired amount of inventory. For fiscal 2008, those issues have been corrected.

Historically, accounts payable increases as inventory increases. However, the timing of vendor payments or receipt of merchandise near the end of the fiscal year does influence this relationship.

Accounts receivable from sales to customers is not significant. Amounts due from our landlords for new store construction varies considerably based on individual store lease negotiations and the timing of new store construction. In fiscal 2007 total landlord reimbursements were $6.2 million of which $5.0 million was collected in fiscal 2008. Likewise significant changes in deferred rent are a result of these reimbursements.

A change of asset lives for tax depreciation purposes caused an increase in tax depreciation expense which resulted in a $4.5 million tax refund received in January 2008. The effect of this change on deferred income taxes was partially offset by the impairment loss of $2.1 million which is a temporary difference realized for income taxes purposes over the tax lives of the assets impaired.

Net cash used in investing activities is primarily for capital expenditures as shown below:

	Fiscal year
(in thousands)	2008	2007	2006
New stores	$11,722	$11,466	$10,033
Remodels	2,343	2,366	2,625
Existing stores	1,198	2,276	1,393
Information systems	6,627	5,291	4,768
Rental equipment	433	1,321	1,161
Other	110	136	315
Total	$22,433	$22,856	$20,295

We have continued to open new stores, seven in fiscal 2008, five in fiscal 2007 and four in fiscal 2006. Net of landlord reimbursement, which is included in deferred rent, the average amount spent per store is $1.3 million, $1.1 million and $1.4 million for fiscal 2008, 2007 and 2006, respectively. In addition, $1.8 million was spent on stores which will open in fiscal 2009. We also remodeling mature stores; two stores were remodeled in each of fiscal 2008 and 2007 and four in fiscal 2006. Information systems are being upgraded with the implementation of SAP in fiscal 2008 and 2007 in addition to merchandise planning and allocation software and an upgrade to our store systems during fiscal 2006.

As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for fiscal 2009 are expected to be approximately $17 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $14 million of this amount will be used to open four new stores and relocate one. Capital expenditures, net of landlord reimbursement, for fiscal 2009 store openings will average $2.1 million which is more than our historical average as the relocation and two of the four new stores to be opened are in highly desirable locations.

These planned store openings are dependant on our landlords completing our buildings and surrounding retail centers on time. In addition to the normal expenditures for existing stores and rental equipment, the remainder is primarily for expenditures on information systems.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. The outstanding balance as of March 30, 2008 was $17.2 million which is primarily the result of funding new stores and information systems in excess of cash generated from operations.

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”), which provides for advances up to $45.0 million, previously $30.0 million, increasing to $70.0 million, previously $40 million, for the period September 1, through December 31, each year, up to a $10.0 million maximum in authorized letters of credit. The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves. Interest accrues at the Lender’s prime rate (5.00% at March 30, 2008) plus an applicable margin up to 0.50% based on our fixed charge coverage ratio or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio). In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to potentially restrictive covenants. These covenants require we maintain certain minimum cash flow coverage. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The amount we can borrow under the credit facility with the Lender is determined based on a defined borrowing base formula related to eligible inventory. A significant decrease in eligible inventory due to the aging of inventory, or other factors, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles. The following table summarizes such obligations as of March 30, 2008:

	Payment due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases (a)	$296,386	$35,651	$71,850	$65,520	$123,365
Employment Contracts	1,017	170	339	339	169
Total Contractual Obligations	$297,403	$35,821	$72,189	$65,859	$123,534

(a) Amounts include the direct lease obligations. Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and are therefore not included. The amount of the excluded expenses are; $9.6 million, $8.5 million and $7,2 million for the fiscal years 2008, 2007 and 2006, respectively.

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $2.2 million relating to purchase commitments were outstanding as of March 30, 2008 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock in fiscal 2008. We intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with accounting principles generally accepted in the United States. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

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

We have not made any material changes in the accounting methodology used to establish our inventory valuation or the related markdown or inventory loss reserves during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our inventory. However, if estimates regarding consumer demand are inaccurate or our ability to maintain our cost complement percentages for certain products changes in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in cost complement percentages at March 30, 2008, would have affected net earnings by approximately $8.2 million in fiscal 2008. Additionally, a 10% change in our reserve for slow moving inventories would not be material to the Company’s financial statements for the past three years.

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

We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates we use to reserve for returns. Additionally, we believe that a 10% change in our reserves for merchandise returns would not be material to the Company’s financial statements for the past three years.

We have recently implemented a customer loyalty program, Action Pass, which allows members to earn points for each purchase completed at our stores. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned are included in accrued expenses and recorded as a reduction in sales at the time the points are earned, based on the retail value of points that are projected to be redeemed. A 10% change in our customer loyalty program liability at March 30, 2008, would not have been material to the Company’s financial statements.

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

Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon over five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. A 10% change in our breakage estimates at March 30, 2008, would not have been material to the Company’s financial statements.

We recognize Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $552,000, $532,000 and $397,000 for fiscal years 2008, 2007 and 2006, respectively.

Self-insurance. Property, general liability and workers' compensation insurance coverage is self-insured for various levels. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Self-insurance accruals include claims filed, as well as estimates of claims incurred but not yet reported based on historical trends.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured accruals at March 30, 2008, would not have been material to the Company’s financial statements.

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

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. Using the impairment evaluation methodology described herein, we recorded long-lived asset impairment charges totaling $2.1 million, in the aggregate, during fiscal 2008. The carrying value of property and equipment was approximately $65.7 million as of March 30, 2008.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on our history of operating earnings, no valuation allowance has been recorded as of March 30, 2008. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could impact our financial position and results of operations.

Provisions for income taxes are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution.

Stock-Based Compensation. Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. On March 31, 2006 we accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock. The purpose of accelerating the vesting of the options is to reduce the non-cash compensation expense that we otherwise would be required to recognize. Total stock-based compensation expense recognized for the 2008 and 2007 fiscal years was $233,000 and $166,000 before income taxes, and the related tax benefit was $91,000 and $68,000 for each year respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 10% change in our stock-based compensation expense for the 2008 fiscal year, would not have been material to our financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Implementation of SFAS No. 157 as it relates to the fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis, has been deferred to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 in fiscal 2009 is not expected to have a material impact on our financial condition.

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

Although we cannot precisely determine the overall effect of inflation our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown as a result of macro-economic circumstances which include weak housing trends and rising gas prices in our core markets

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this section are submitted as part of Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as a result of the material weakness described below, the Company’s disclosure controls and procedures are not effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in this report is:

•	recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms; and

•	accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation from management, including our Chief Executive Officer and Chief Financial Officer, we conducted a limited evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of, and testing of the operating effectiveness of, only selected controls as described below and a conclusion on this evaluation. Based on this limited evaluation, management cannot conclude that the Company’s internal control over financial reporting was effective as of March 30, 2008.

In October 2006, we selected an enterprise resource management system (the "ERP System") from SAP to replace our existing merchandise and financial information systems. Over the next eighteen months, we were in the process of implementing this system, including testing the system in a controlled environment, training our personnel in the use of the system and documenting and testing the control environment in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our planned “go-live” date for the new system was October 1, 2007. However, we encountered delays in, among other things, integrating the ERP System with our existing "best of breed" merchandise planning system. As a result of such delays we elected to postpone implementation of the ERP System until after the end of the fiscal year ended March 30, 2008 as we did not believe it would be prudent to implement the new system so close to our fiscal year-end. We implemented the ERP System on March 31, 2008.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year beginning with fiscal 2008. We have made a substantial investment to ensure that the ERP System will provide effective internal control over financial reporting, and we have evaluated our controls that are not intended to change with the implementation of the ERP System. Because we initially anticipated that the “go-live” date of the ERP System would be prior to March 30, 2008, we did not, however, fully evaluate the effectiveness of the existing controls that were to be replaced by the ERP System. With the delay in implementing the ERP System, we did not have sufficient time to fully document, test and remediate (where applicable) those controls that we previously planned to replace prior to March 30, 2008. As a result, we believe our inability to fully test the legacy system or the ERP System as required by Section 404 results in a material weakness in our internal control over financial reporting and results in an ineffective assessment of our control environment as of the end of the period covered by this report.

We have assessed the risk of financial misstatements in this Annual Report on Form 10-K that might result from the existing information system, including a review of compensating controls. Based on our review, we believe that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.

Notwithstanding the foregoing, there can be no assurance that we will be successful in documenting, testing or remediating (where applicable) the ERP System before the end of the first quarter of fiscal 2009 ending June 29, 2008 or at all, that we will not discover material weaknesses in our internal control over financial reporting, or that we will be able to remediate any such weakness. Furthermore, if we discover a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary. See "Item 1A. Risk Factors - Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful."

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

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

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management is incorporated herein by reference from the sections entitled “General Information - Security Ownership of Principal Stockholders and Management” and “Executive Compensation” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements – The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

(2)	Schedules – Valuations and Qualifying Accounts.

For fiscal years 2008, 2007 and 2006, in thousands.

Allowance for Sales Returns (Year ended)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
3/30/2008	$394	$20,738	$20,689	$443
4/1/2007	$386	$19,764	$19,756	$394
3/31/2006	$330	$16,770	$16,714	$386

Allowances for estimated returns are recorded at the estimated gross profit based upon our historical return patterns.  Sales return allowances are recorded in other accrued expenses on the Consolidated Balance Sheets.

(b) Exhibits - See Index on Page 62.

Sport Chalet, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of March 30, 2008 and April 1, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of March 30, 2008 and April 1, 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

Los Angeles, California
June 24, 2008

Sport Chalet, Inc.

Consolidated Statements of Operations

	Fiscal year
	2008	2007	2006
	(in thousands, except per share amounts)
Net sales	$402,534	$388,209	$343,204
Cost of goods sold, buying and occupancy costs	285,982	268,188	237,137
Gross profit	116,552	120,021	106,067

Selling, general and administrative expenses	105,697	96,357	92,308
Depreciation and amortization	12,898	11,419	9,226
Impairment charge	2,077	-	-
Income (loss) from operations	(4,120)	12,245	4,533

Interest expense	1,466	516	267
Income (loss) before taxes	(5,586)	11,729	4,266

Income tax provision (benefit)	(2,224)	4,630	4,353
Net income (loss)	$(3,362)	$7,099	$(87)

Earnings (loss) per share:
Basic	$(0.24)	$0.51	$(0.01)

Diluted	$(0.24)	$0.49	$(0.01)

Weighted average number of common shares outstanding:
Basic	14,075	13,850	13,506
Diluted	14,075	14,460	13,506

See accompanying notes.

Sport Chalet, Inc.

Consolidated Balance Sheets

	March 30,	April 1,
	2008	2007
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,894	$3,841
Accounts receivable	1,359	6,894
Merchandise inventories	86,145	87,067
Prepaid expenses and other current assets	6,170	4,827
Prepaid income taxes	1,405	1,482
Deferred income taxes	3,349	3,146
Total current assets	102,322	107,257

Fixed assets, net	66,619	59,487
Deferred income taxes	2,374	4,505
Total assets	$171,315	$171,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,035	$29,408
Loan payable to bank	17,216	11,776
Salaries and wages payable	4,620	4,999
Other accrued expenses	13,254	15,581
Total current liabilities	63,125	61,764

Deferred rent	24,221	23,059
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common stock, $.01 par value:
Authorized shares – 46,000,000 Issued and outstanding shares – 12,359,990 in 2008 and 12,252,654 in 2007	124	123
Class B Common stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – 1,763,321 in 2008 and 1,741,489 in 2007	18	17
Additional paid-in capital	34,094	33,191
Retained earnings	49,733	53,095
Total stockholders’ equity	83,969	86,426
Total liabilities and stockholders’ equity	$171,315	$171,249

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total
	(in thousands, except share amounts)
Balance at March 31, 2005	11,700,794	$117	1,671,571	17	$22,892	$46,084	$69,110
Options exercised	226,352	2	32,338	-	472	-	474
Related income tax benefit					1,014	-	1,014
Optionee withholding taxes from exercise of stock options					(1,265)	-	(1,265)
Share-based compensation		-		-	8,222	-	8,222
Net loss for 2006						(87)	(87)
Balance at March 31, 2006	11,927,146	$119	1,703,909	$17	$31,335	$45,997	$77,468
Options exercised	325,508	3	37,580	-	1,354	-	1,357
Related income tax benefit					1,226	-	1,226
Optionee withholding taxes from exercise of stock options					(890)	-	(890)
Share-based compensation		-		-	166	-	166
Net income for 2007						7,099	7,099
Balance at April 1, 2007	12,252,654	$123	1,741,489	$17	$33,191	$53,095	$86,426
Options exercised	107,336	1	21,832	-	371	-	372
Related income tax benefit					300	-	300
Share-based compensation		-		-	233	-	233
Net loss for 2008						(3,362)	(3,362)
Balance at March 30, 2008	12,359,990	$124	1,763,321	$18	$34,094	$49,733	$83,969

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year
	2008	2007	2006
	(in thousands)
Operating activities
Net income (loss)	$(3,362)	$7,099	$(87)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,898	11,419	9,226
(Gain) loss on disposal of equipment	326	315	(215)
Impairment charge	2,077	-	-
Share-based compensation	233	166	8,222
Deferred income taxes	1,928	(456)	(1,728)
Changes in operating assets and liabilities:
Accounts receivable	5,535	(4,415)	(1,017)
Merchandise inventories	922	(19,290)	(2,716)
Prepaid expenses and other current assets	(1,343)	(970)	(813)
Prepaid income taxes	77	(1,482)	-
Accounts payable	(1,373)	12,941	(2,339)
Salaries and wages payable	(379)	(474)	393
Other accrued expenses	(2,327)	671	3,078
Income taxes payable	-	(302)	(523)
Deferred rent	1,162	5,442	4,481
Net cash provided by operating activities	16,374	10,664	15,962

Investing activities
Purchases of fixed assets	(22,433)	(22,856)	(20,295)
Other assets	-	-	77
Proceeds from sales of fixed assets	-	-	419
Net cash used in investing activities	(22,433)	(22,856)	(19,799)

Financing activities
Proceeds from bank borrowings	110,573	70,380	46,361
Repayment of bank borrowings	(105,133)	(58,604)	(46,361)
Proceeds from exercise of stock options	372	1,357	475
Optionee withholding taxes from exercise of stock options	-	(890)	(1,265)
Tax benefit on employee stock options	300	1,226	1,014
Net cash provided by financing activities	6,112	13,469	224

Increase (decrease) in cash and cash equivalents	53	1,277	(3,613)
Cash and cash equivalents at beginning of year	3,841	2,564	6,177
Cash and cash equivalents at end of year	$3,894	$3,841	$2,564
Cash paid during the year for:
Income taxes	$30	$5,645	$5,591
Interest	$1,247	$357	$158

See accompanying notes.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements
1. Description of Business and Recapitalization Plan

Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 51 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah. The Company has 31 locations in Southern California, seven in Northern California, two in Central California, three in Nevada, seven in Arizona and one in Utah.

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

Each share of Class A Common Stock and each share of Class B Common Stock shall have identical rights with respect to dividends and distributions; provided, however, that the holder of each share of Class A Common Stock shall be entitled to receive a regular cash dividend equal to 110% of any regular cash dividend paid with respect to a share of Class B Common Stock; and provided, further, that dividends or other distributions payable on the common stock in shares of common stock shall be made to all holders of common stock and may be made only as follows: (i) in shares of Class A Common Stock to the record holders of Class A Common Stock and to the record holders of Class B Common Stock, (ii) in shares of Class A Common Stock to the record holders of Class A Common Stock and in shares of Class B Common Stock to the record holders of Class B Common Stock solely in connection with a proportionate dividend to effectuate a split of the common stock, or (iii) in any other authorized class or series of capital stock to the holders of both classes of common stock.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

The Founder transferred 974,150 shares of Class B Common Stock to Craig Levra and Howard Kaminsky, which was intended to give them approximately 45% of the combined voting interests of Class B Common Stock and Class A Common Stock when added to the shares of common stock they then owned. These shares of Class B Common Stock transferred by the Founder are treated as a contribution to the Company’s capital with the offsetting charge as compensation expense. For the fiscal year ended March 31, 2006, the contribution to capital and related compensation expense was $8.2 million, the recapitalization plan expenses were $471,000 and the effect on net income was $7.8 million. The tax savings related to the recapitalization plan was limited to $854,000 as the transfer of shares resulted in compensation expense in excess of the specified limits for tax purposes.

The effect on net income, in thousands, is as follows:

Fiscal year
2006
Compensation expense	$8,222
Professional fees	471
8,693
Income tax benefit	(854)
Effect on net income	$7,839

The Founder along with certain members of management collectively own approximately 65% of the outstanding shares of the Class A Common Stock and Class B Common Stock at March 30, 2008.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Merchandise Inventories

Merchandise inventories are stated at the lower of cost (first-in, first-out “FIFO” basis determined by the retail method of accounting) or market. Cost includes the direct cost of merchandise and inbound freight, plus internal costs associated with merchandise procurement, storage and handling. The retail method is widely used in the retail industry. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.

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

Accounts Receivable

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of the losses inherent in accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance. Accounts receivable consists of amounts due from customers, vendors and landlords, in thousands, as follows:

	March 30, 2008	April 1, 2007
Customers	$1,298	$1,267
Vendors	246	657
Landlords	23	5,095
Other	101	21
	1,668	7,040
Allowance for doubtful accounts	(309)	(146)
Net accounts receivable	$1,359	$6,894

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

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

Fixtures and equipment	5-7 years
Computer software and equipment	3-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years

The following is a summary of the components of fixed assets, in thousands:

	March 30,	April 1,
	2008	2007
Fixtures and equipment	$37,676	$30,963
Computer software and equipment	27,182	20,251
Rental equipment	6,811	6,291
Vehicles	460	408
Leasehold improvements	56,533	50,243
	128,662	108,156
Accumulated depreciation	(62,043)	(48,669)
Net fixed assets	$66,619	$59,487

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Revenue from retail sales are recognized at the time the customer receives the merchandise, net of sales tax and an allowance for estimated returns. Issuance of gift cards and store credits are recorded as a liability until redeemed for merchandise. Revenues from services and licensing agreement are generally recorded on a cash basis, which approximates when the revenue is earned, and are not material.

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

The Company’s experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. The Company recognizes Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to $552,000, $532,000 and $397,000 for fiscal years 2008, 2007 and 2006, respectively.

Cost of Goods Sold, Buying and Occupancy

Cost of goods sold, buying and occupancy includes product costs, net of discounts and allowances, and inbound freight charges, as well as distribution center, purchasing, and occupancy costs.  Distribution center costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Occupancy costs primarily consist of store rent.  All these costs reflect, in management’s opinion, the direct cost involved in bringing the Company’s product to market.

Vendor Allowances

Vendor allowances include consideration received from vendors, such as volume rebates and cooperative advertising funds. Vendor rebates other than for cooperative advertising are immaterial and accounted for when received. The majority of this consideration is based on contract terms. Amounts that represent the reimbursement of costs incurred for advertising are recorded as a reduction of the related expense in the period incurred. Amounts expected to be received from vendors relating to the purchase of merchandise are recognized as a reduction of cost of goods sold as the merchandise is sold.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $10.1 million, $9.6 million and $8.2 million for fiscal years 2008, 2007 and 2006, respectively. The amount of vendor reimbursements amounted to $5.8 million, $5.1 million and $4.4 million for fiscal years 2008, 2007 and 2006, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)
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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities. The Company does not utilize the two-class method to report its earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to participation rights in undistributed earnings. Our recapitalization plan provided that Class A Common Stock shall be entitled to receive a regular cash dividend equal to 110% of any regular cash dividend paid with respect to a share of Class B Common Stock, which could result in the two-class method of computing earnings per share. However the application of this method would result in an immaterial change in earnings per share and is therefore not presented.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations are illustrated below:

	Fiscal year
	2008	2007	2006
	(in thousands, except per share data)
Basic EPS computation:
Numerator	$(3,362)	$7,099	$(87)

Denominator:
Weighted average common shares outstanding	14,075	13,850	13,506
Basic earnings (loss) per share	$(0.24)	$0.51	$(0.01)

Diluted EPS computation:
Numerator	$(3,362)	$7,099	$(87)

Denominator:
Weighted average common shares outstanding	14,075	13,850	13,506
Incremental shares from assumed conversion of options	-	610	-
Total weighted average common shares - assuming dilution	14,075	14,460	13,506
Diluted earnings (loss) per share	$(0.24)	$0.49	$(0.01)

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Options to purchase an aggregate of 517,000, 88,000 and 552,000 shares for fiscal years 2008, 2007 and 2006, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Share-Based Compensation

Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, share-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total share-based compensation expense recognized for the 2008 and 2007 fiscal years was $233,000 and $166,000, respectively, before income taxes, and the related tax benefit was $91,000 and $68,000 for each year, respectively.

Under the modified-prospective application method, results for periods prior to April 1, 2006, have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the 2006 fiscal year, as if we had applied the fair value recognition provisions of SFAS No. 123 to the share-based compensation for that period:

Fiscal Year
2006
(in thousands, except per share data)
Net income (loss) as reported	$(87)
Add:
Share-based compensation expense included in reported net income, net of related tax effects	7,542
Cancellation of Sport Chalet Option, LLC	747
Deduct:
Share-based compensation expense from recapitalization, net of related tax effects	(7,542)
Total share-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(1,216)
Pro forma net income (loss)	$(556)

Class A and Class B income (loss) per share
As reported – basic	$(0.01)
As reported – diluted	$(0.01)

Pro forma – basic	$(0.04)
Pro forma – diluted	$(0.04)

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following weighted average assumptions are used to estimate the fair value for stock options granted in the years listed below:

	Fiscal year
	2008	2007	2006
Risk-free interest rate	4.9%	4.9%	4.0%
Expected volatility	36.6%	41.1%	38.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.5	7.5	5.0

The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 was $5.02 $4.32 and $3.11, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Implementation of SFAS No. 157 as it relates to the fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis, has been deferred to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 in fiscal 2009 is not expected to have a material impact on our financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The adoption of SFAS No. 159 at the beginning of fiscal 2009 is not expected to have a material impact on net earnings or financial position.

3. Loans Payable to Bank

In June 2008, the Company negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”), which provides for advances up to $45.0 million, previously $30.0 million, increasing to $70.0 million, previously $40 million, for the period September 1, through December 31, each year, up to a $10.0 million maximum in authorized letters of credit. The amount the Company may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves. Interest accrues at the Lender’s prime rate (5.00% at March 30, 2008) plus an applicable margin up to 0.50% based on the fixed charge coverage ratio or at the Company’s option the rate can be fixed for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on the fixed charge coverage ratio). In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012, and the

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Company expects to renegotiate and extend the term of this agreement or obtain another form of financing before that date. This obligation to the Lender is presently secured by a first priority lien on substantially all of the Company’s non-real estate assets, and should availability fall below certain prescribed limits the Company would be subject to potentially restrictive covenants. These covenants require maintenance of certain minimum cash flow coverage. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The amount the Company can borrow under the credit facility with the Lender is determined based on a defined borrowing base formula related to eligible inventory. A significant decrease in eligible inventory due to the aging of inventory, or other factors, could have an adverse effect on the borrowing capabilities under the credit facility, which may adversely affect the adequacy of the Company’s working capital.

At March 30, 2008, there is $17.2 million outstanding under the facility as well as letters of credit amounting to $2.2 million relating to purchase commitments.

The weighted average interest rate on borrowings during the 2008, 2007 and 2006 fiscal years were 6.09%, 7.19% and 6.32%, respectively.

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

Future minimum payments, by year and in the aggregate, under those leases with terms of one year or more, in thousands, consist of the following at March 30, 2008:

	Leases with Founder	Unrelated Leases	Total
2009	$2,351	$33,300	$35,651
2010	2,536	34,521	37,057
2011	2,428	32,365	34,793
2012	1,886	32,072	33,958
2013	1,649	29,913	31,562
Thereafter	6,269	117,097	123,365
	$17,119	$279,268	$296,386

Total rent expense amounted to $39.8 million, $34.0 million and $29.4 million for fiscal years 2008, 2007 and 2006, respectively, which include $2.5 million, $2.5 million and $2.4 million, respectively, for the leases with the Founder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $591,000, $672,000 and $774,000 for fiscal years 2008, 2007 and 2006, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Founder of $148,000 at March 30, 2008 and $151,000 at April 1, 2007.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Pursuant to his amended employment contract dated April 1, 2000, the Founder is paid a base salary of $150,000 per year until March 31, 2014.

On April 10, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Cole v. Sport Chalet, Inc., Case No. 37-2008-00081675-CU-BT-CTL, alleging violations of the California Civil Code and Business & Professions Code, as well as invasion of privacy.   This complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s California stores using credit cards and were requested to provide their zip codes. The plaintiff alleges, among other things, that customers making purchases with credit cards in California were improperly requested to provide their zip code at the time of such purchases. The plaintiff seeks, on behalf of the class members, statutory penalties, actual damages, punitive damages, disgorgement of profits, injunctive relief to require the Company to discontinue the allegedly improper conduct, and attorneys’ fees and costs. The Company intends to defend the suit vigorously.  The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in our business practices, as well as the costs of defending this litigation, could have a negative impact on the results of operations.

By letter dated May 14, 2008, an attorney for a former employee has asserted claims for sexual harassment by a former supervisor during the former employee’s one year of employment. The former employee alleges being subjected to verbal and physical harassment. The former employee is seeking compensatory damages and punitive damages, attorneys' fees and costs. The Company has just begun a review of the allegations, and is not able to evaluate the likelihood of an unfavorable outcome nor estimate the range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the financial condition of the Company.

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

The provision (benefit) for income taxes for fiscal years 2008, 2007 and 2006, in thousands, consists of the following:

	2008	2007	2006
Federal:
Current	$(4,033)	$4,001	$4,953
Deferred	2,395	(389)	(1,492)
	(1,638)	3,612	3,461
State:
Current	(117)	1,085	1,128
Deferred	(469)	(67)	(236)
	(586)	1,018	892
	$(2,224)	$4,630	$4,353

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of fiscal year end 2008 and 2007, in thousands, are as follows:

	2008		2007
	Current	Non- current	Current	Non- current
Deferred tax assets:
Fixed assets	$-	$1,181	$-	$3,202
Uniform cost capitalization	510	-	472	-
Inventory reserves	1,235	-	1,100	-
Accrued vacation	467	-	410	-
Bonus accrual	101	-	236	-
Self-insurance accruals	539	-	582	-
Allowance for bad debt and sales returns	300	-	220	-
State income taxes	(26)	-	379	-
Deferred rent	-	1,193	-	1,303
Other	223	-	(253)	-
Total deferred tax assets	$3,349	$2,374	$3,146	$4,505

A change of asset lives for tax depreciation purposes caused an increase in tax depreciation expense which resulted in a $4.5 million tax refund received in January 2008. The effect of this change on deferred income taxes was partially offset by the impairment loss of $2.1 million which is a temporary difference realized for income taxes purposes over the tax lives of the assets impaired.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the provision for income taxes for fiscal years 2008, 2007 and 2006 with the amount computed using the federal statutory rate, in thousands, follows:

	2008	2007	2006
Statutory rate, 34% in 2008 and 2006, 35% in 2007 applied to income before taxes	$(1,899)	$4,105	$1,450
State taxes, net of federal tax effect	(321)	674	249
Nondeductible stock award	-	-	2,630
Other, net	(4)	(149)	24
	$(2,224)	$4,630	$4,353

For the years ended March 30, 2008, April 1, 2007 and March 31, 2006, we recorded tax benefits related to the exercise of non-qualified stock options which were recorded as a credit to additional paid-in capital in the amount of $300,000, $1.2 million and $1.0 million, respectively.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on April 2, 2007. We have no unrecognized income tax benefits. When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years ending March 31, 2004 to April 1, 2007 remain open to examination by the Internal Revenue Service and the years ended March 31, 2005 to April 1, 2007 are currently under audit by the Internal Revenue Service. The tax years ending March 31, 2003 to April 1, 2007 remain open to examination by the state of California. The tax years ending March 31, 2006 to April 1, 2007 remain open to examination by the state of Arizona.

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

For financial accounting purposes, the grant of the option by the Founder of the Company was treated in a manner consistent with a grant of an option by the Company. The Company has also treated the grant of the option to the LLC as if the grant was made directly to employees of the Company, as the members of the LLC were employees of the Company and, for economic and tax purposes, the LLC is a pass-through entity in that all income or losses of the LLC are passed through to its individual members. Because the option has been granted with an exercise price equal to the market price on the measurement date, under APB No. 25, the Company had not been required to recognize compensation expense in connection with the grant of the option. The fair value of the option was being recognized as compensation expense for purposes of calculating pro forma net income and pro forma earnings per share as required by FASB Statement No.123, “Accounting for Stock-Based Compensation.” The fair value for the option was estimated at the date of grant using a Black-Scholes option valuation model. For purposes of pro forma disclosures displayed in Note 2 - Summary of Significant Accounting Policies: Share-Based Compensation, the estimated fair value at the date of grant was $4.3 million for the option and was being amortized to expense over the option’s vesting period, which had been estimated at nine years. Effective with the recapitalization plan this option was terminated (see Note 1 - Description of Business and Recapitalization Plan).

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. As of March 30, 2008, there were 1,627,888 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 2008 fiscal year is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of April 1, 2007	1,507,586	$4.84
Granted	94,000	10.13
Exercised	(129,168)	3.77
Forfeited or expired	(40,363)	2.89
Outstanding as of March 30, 2008	1,432,055	$5.28	4.9	$1,648

Options to purchase Class A Common Stock and Class B Common Stock are combined in the table above. The aggregate intrinsic value is based on the Company’s closing stock price of $5.25 and $6.70 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended March 30, 2008. The total intrinsic value for stock options exercised during the 2008 fiscal year was $778,000. During the 2008 fiscal year, the total fair value of options vested was $225,000.

The non-vested stock option activity during the 2008 fiscal year is presented in the following table:

	Shares	Weighted Average Fair Value
Nonvested, April 1, 2007	126,696	$3.68
Granted	94,000	5.02
Vested	(55,196)	4.07
Forfeited	(5,300)	4.91
Nonvested, March 30, 2008	160,200	4.71

As of March 30, 2008, total unrecognized share-based compensation expense related to non-vested stock options was $635,000, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The Company issues new shares of common stock upon exercise of stock options.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Additional information regarding options outstanding as of March 30, 2008, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Under $3	445,750	1.50	$2.29	445,750	$1.50
$3.00 to $4.490	306,000	3.75	4.10	306,000	3.75
$4.50 to $5.99	1,250	3.15	4.55	1,250	3.15
$6.00 to $7.50	373,755	7.33	7.00	364,755	7.32
$7.51 to $10.00	305,300	8.18	8.73	154,100	7.56
$0.00 to $10.00	1,432,055	4.93	5.28	1,271,855	4.45

Stock Award

During the year ended March 31, 2006 the Founder transferred 974,150 shares of Class B common stock to certain executives. The fair market value of these shares of Class B Common Stock transferred by the Founder was $8.2 million and is treated as a contribution to the Company’s capital with the offsetting charge as compensation expense.

7. Employee Retirement Plan

Effective January 1, 1997, the Company adopted the Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”). All employees who have completed three months of service and are 21 years of age or older are eligible to participate. Employees may contribute from 2% to 100% of their eligible earnings or the government limit (whichever is less). The Company matches 25% of the first 4% of employee pre-tax earnings deferred into the 401(k) Plan. The Company expense related to this plan was $115,000, $114,000 and $110,000 for fiscal years 2008, 2007 and 2006, respectively.

8. Other Accrued Expenses

Other accrued expenses consist of the following, in thousands:

	March 30,	April 1,
	2008	2007

Amount due to customers	$5,861	$4,746
Accrued sales tax	2,837	2,870
Self-insurance accruals	1,062	1,182
Other	3,494	6,783
Other accrued expenses	$13,254	$15,581

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

9. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Net sales	$91,554	$97,669	$116,558	$96,753
Gross profit	26,153	29,710	35,247	25,443
Income (loss) from operations	(756)	1,608	(655)	(4,317)
Net income (loss)	(664)	739	(682)	(2,755)
Basic earnings (loss) per share	(0.05)	0.05	(0.05)	(0.20)
Diluted earnings (loss) per share	$(0.05)	$0.05	$(0.05)	$(0.20)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Net sales	$84,418	$91,303	$114,683	$97,806
Gross profit	24,749	29,360	37,231	28,681
Income from operations	920	2,800	6,929	1,596
Net income	530	1,682	4,005	881
Basic earnings per share	0.04	0.12	0.29	0.06
Diluted earnings per share	$0.04	$0.12	$0.28	$0.06

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.
(Registrant)

Date: June 24, 2008	By:	/s/ Howard K. Kaminsky
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

/s/ Craig L. Levra	Date: June 24, 2008
Craig L. Levra, Chairman,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Howard K. Kaminsky	Date: June 24, 2008
Howard K. Kaminsky, Executive Vice President - Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ John R. Attwood	Date: June 24, 2008
John R. Attwood, Director

/s/ Donald J. Howard	Date: June 24, 2008
Donald J. Howard, Director

/s/ Al D. McCready	Date: June 24, 2008
Al D. McCready, Director

/s/ Eric S. Olberz	Date: June 24, 2008
Eric S. Olberz, Director

/s/ Frederick H. Schneider	Date: June 24, 2008
Frederick H. Schneider, Director

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)

3.3	Bylaws, of Sport Chalet, Inc., as amended as of November 5, 2007.	(3)

4.1	Form of Certificate for the Class A Common Stock.	(4)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1	1992 Incentive Award Plan.	(5)

10.2	2004 Equity Incentive Plan.	(6)

10.3*	Form of Director and Officer Indemnification Agreement.	(21)

10.4	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(7)

10.5	Amendment to Lease for La Cañada stores dated as of June 12, 2006, between the Company and La Cañada Properties, Inc.	(21)

10.6	Lease for La Cañada store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	†

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(8)

10.8	Amendment to Lease for Huntington Beach store dated as of June 12, 2006, between the Company and Huntington Beach Properties, Inc.	(21)

10.9	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(9)

10.10	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(10)

10.11	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(11)

10.12	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, N.A.	(12)

10.13	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(13)

10.14	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(14)

10.15	Amendment No. 5 to Loan Agreement dated as of September 25, 2003, between the Company and Bank of America, N.A.	(15)

10.16	Amendment No. 6 to Loan Agreement dated as of September 30, 2006, between the Company and Bank of America, N.A.	(16)

10.17	Amendment No. 7 to Loan Agreement dated as of March 31, 2007, between the Company and Bank of America, N.A.	(21)

10.18	Amendment No. 8 to Loan Agreement dated as of April 19, 2007, between the Company and Bank of America, N.A.	(23)

10.19	Loan Agreement dated as of August 31, 2007, between the Company and Bank of America, N.A.	(24)

10.20	Security Agreement dated August 31, 2007, between the Company and Bank of America, N.A.	(24)

Exhibit Index

Number	Description

10.21
Amended and Restated Loan and Security Agreement dated June 20, 2008, between the Company, together with each of the other Obligated Parties party thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.
†

10.22	Pledge Agreement dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	†

10.23	Secured Continuing Guaranty dated June 20, 2008, by Sport Chalet Value Services, LLC in favor of Bank of America, N.A., as administrative agent for the Lenders.	†

10.24	Website Security Agreement and Power of Attorney dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	†

10.25	Post Closing Agreement dated June 20, 2008, between the Company and Bank of America, N.A. , as administrative agent for the Lenders.	†

10.26	Trademark Security Agreement dated June 20, 2008, between the Company and Bank of America, N.A. , as administrative agent for the Lenders.	†

10.27*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(17)

10.28*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(18)

10..29*	Employment Agreement dated as of November 15, 2002, between the Company and Craig L. Levra.	(19)

10.30*	Employment Agreement dated as of November 15, 2002, between the Company and Howard K. Kaminsky.	(19)

10.31*	Employment Agreement dated as of November 15, 2002, between the Company and Dennis D. Trausch.	(19)

10.32*	Employment Agreement dated as of March 31, 2008, between the Company and Thomas H. Tennyson.	†

10.33*	Form of letter agreement re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(22)

14.1	Code of Conduct	(20)

23.1	Report of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's current report on From 8-K filed on September 22, 2005.

Exhibit Index

Number	Description

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q fpr the quarter ended September 30, 2007

(4)	Incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A (Registration Statement No. 000-20736).

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(9)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(14)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005

(17)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005

(19)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(20)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.

(21)	Incorporated by reference to Exhibit 10.3, 10.5, 10.7 and 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(22)	Incorporated by reference to Exhibit 99.1to the Company’s Current Report on Form 8-K filed on April 3, 2006.

(23)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(24)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007.

[THIS PAGE INTENTIONALLY LEFT BLANK]