Form 10-Q
period 2008-06-29
SPORT CHALET INC
filed 2008-08-13
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

At August 12, 2008, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	First fiscal quarter
	2009	2008
	(in thousands, except per share amounts)
Net sales	$87,120	$91,554
Cost of goods sold, buying and occupancy costs	64,412	65,401
Gross profit	22,708	26,153

Selling, general and administrative expenses	25,969	23,746
Depreciation and amortization	3,611	3,163
Loss from operations	(6,872)	(756)

Interest expense	657	359
Loss before taxes	(7,529)	(1,115)

Income tax benefit	(3,003)	(451)
Net loss	$(4,526)	$(664)

Loss per share:
Basic	$(0.32)	$(0.05)
Diluted	$(0.32)	$(0.05)

Weighted average number of
common shares outstanding:
Basic	14,123	14,016
Diluted	14,123	14,016

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	March 30,
	2008	2008
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,442	$3,894
Accounts receivable, net	2,508	1,359
Merchandise inventories	93,586	86,145
Prepaid expenses and other current assets	5,042	6,170
Prepaid income taxes	-	1,405
Deferred income taxes	7,510	3,349
Total current assets	112,088	102,322

Fixed assets, net	68,756	66,619
Deferred income taxes	2,631	2,374
Total assets	$183,475	$171,315

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,098	$28,035
Loan payable to bank	21,865	17,216
Salaries and wages payable	3,190	4,620
Other accrued expenses	17,764	13,254
Total current liabilities	79,917	63,125

Deferred rent	24,033	24,221
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,359,990 at
June 29, 2008 and March 30, 2008	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,763,321 at
June 29, 2008 and March 30, 2008	18	18
Additional paid-in capital	34,176	34,094
Retained earnings	45,207	49,733
Total stockholders’ equity	79,525	83,969
Total liabilities and stockholders’ equity	$183,475	$171,315

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First fiscal quarter
	2009	2008
	(in thousands)
Operating activities
Net loss	$(4,526)	$(664)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,611	3,163
Loss on disposal of equipment	-	6
Share-based compensation	72	44
Deferred income taxes	(4,418)	(220)
Changes in operating assets and liabilities:
Accounts receivable	(1,149)	(208)
Merchandise inventories	(7,441)	(3,732)
Prepaid expenses and other current assets	1,128	(29)
Prepaid income taxes	1,405	(498)
Accounts payable	9,063	6,005
Salaries and wages payable	(1,430)	(1,630)
Other accrued expenses	4,510	(2,344)
Deferred rent	(188)	631
Net cash provided by operating activities	637	524

Investing activities
Purchase of fixed assets	(5,748)	(5,823)
Net cash used in investing activities	(5,748)	(5,823)

Financing activities
Proceeds from bank borrowing	30,121	29,337
Repayments of bank borrowing	(25,472)	(23,454)
Proceeds from exercise of stock options	-	192
Tax benefit on employee stock options	10	267
Net cash provided by financing activities	4,659	6,342

Increase (decrease) in cash and cash equivalents	(452)	1,043
Cash and cash equivalents at beginning of period	3,894	3,841
Cash and cash equivalents at end of period	$3,442	$4,884

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	318	318

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. Interim results are not necessarily indicative of results for the full year.

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

2.  Change in Inventory Valuation Method

In connection with the implementation of a new financial and merchandising system, effective March 31, 2008, we have changed the inventory valuation method from the first-in, first-out “FIFO” basis determined by the retail method of accounting to a weighted-average cost basis, using the retail method. We have accounted for the change in accounting principle prospectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No.154, “Accounting Changes and Error Corrections.” The cumulative effect of this change is not determinable as we do not have the ability to recalculate average cost for prior periods. We are beginning fiscal 2009 with the FIFO costs as used for the ending fiscal 2008 inventory valuation; going forward these amounts will be updated as new purchases are made. We do not anticipate this change will have a material effect on our results of operations, and we chose this method based on our new system capabilities.

3.  Loss per Share

Loss per share, basic, is computed based on the weighted average number of common shares outstanding for the period. Loss per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are set forth below:

	First fiscal quarter
	2009	2008
	(in thousands, except per share data)
Net loss	$(4,526)	$(664)

Weighted average number of common shares:
Basic	14,123	14,016
Effect of dilutive securities-
stock options	-	-
Diluted	$14,123	$14,016

Class A and Class B
loss per share:
Basic	$(0.32)	$(0.05)
Effect of dilutive securities-
stock options	-	-
Diluted	$(0.32)	$(0.05)

An aggregate of 1,669,555 and 1,424,837 options for the first quarter of fiscal 2009 and 2008, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4. Loan Payable to Bank

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”), which provides for advances up to $45.0 million, increasing to $70.0 million, for the period September 1, through December 31, each year, up to a $10.0 million maximum in authorized letters of credit. The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves. Interest accrues at the Lender’s prime rate plus an applicable margin up to 0.50% based on our fixed charge coverage ratio (4.75% at June 29, 2008) or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio). In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to a potentially restrictive covenant. This covenant requires that we maintain certain minimum cash flow coverage. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

The amount we can borrow under the credit facility with the Lender is determined based on a defined borrowing base formula related to eligible inventory. A significant decrease in eligible inventory due to the aging of inventory, or other factors, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.

5. Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the first quarter of fiscal 2009 and 2008 was $72,000 and $44,000, respectively, before income taxes. The related tax benefit was $28,000 and $18,000 for each of the periods, respectively.

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

The following weighted average assumptions are used to estimate the fair value for stock options granted in the period listed below:

First fiscal quarter
2009
Risk-free interest rate	2.5%
Expected volatility	38.9%
Expected dividend yield	0.0%
Expected life in years	7.5

The following table sets forth information concerning stock option activity for the first quarter of fiscal 2009:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 30, 2008	1,432,055	$5.28
Granted	237,500	4.93
Exercised	-
Forfeited or expired	-
Outstanding as of June 29, 2009	1,669,555	$5.23	5.4	$1,277

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $4.75 and $4.50 for Class A and Class B, respectively, as of the last trading day of the period ended June 29, 2008.

6. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Implementation of SFAS No. 157 as it relates to the fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis, has been deferred to fiscal years beginning after November 15, 2008. The adoption of the applicable provisions of SFAS No. 157 at the beginning of fiscal 2009 has not had a material impact on our financial condition. We do not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on our results of operations, cash flows, or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 at the beginning of fiscal 2009 but elected not to apply the Fair Value Option of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141(R)”), to replace FAS 141, Business Combinations. FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect that the adoption of FAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company currently does not have any non-controlling interests or deconsolidated subsidiaries and therefore FAS 160 will not have any impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that FAS 162 will have no effect on our financial statements.

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

Our comparative store sales growth has been positive for the four fiscal years prior to fiscal 2008. Comparative store sales declined 4.5% for fiscal 2008. Same store sales were negative in the past three quarters as we continue to confront a difficult macro-economic environment, which includes weak housing trends and rising gas prices in our core markets. As a result of the reduction in same store sales for the first fiscal quarter of 2009 and the opening of new stores, we incurred a net loss of $4.5 million, or $0.32 per diluted share, compared to a net loss of $664,000, or $0.05 per diluted share, for first quarter of fiscal 2008. Same store sales for the past five quarters from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 are +1.3%, +2.2%, -6.9, -8.8% and -11.1%, respectively.

Our growth strategy had historically focused on Southern California; but, since 2001 we have expanded our scope to all of California, Nevada, Arizona and Utah as suitable locations are found. We opened seven stores fiscal year 2008, seventeen stores in the last three years and twenty-five in the last five years. In light of current macro-economic circumstances we have lease commitments for, and currently anticipate opening, four new stores and relocating one store during fiscal 2009 and continue to look for additional opportunities in existing and new markets although we currently have no further new store commitments. We intend to continue adding new stores as broader economic trends improve. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandise at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs as a percent of sales in the early years of operation, due primarily to pre-opening and promotional costs and lower than average sales, which reduces the leverage available to offset direct and indirect store expenses. As the store matures, sales tend to level off and expenses decline as a percent of sales. We believe our stores require three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores, the impact of competitors’ stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. A slower rate of maturity would cause reduced profitability as a percent of sales. In addition, we continue to invest in infrastructure improvements to more efficiently manage the increasing store base. These improvements generally increase overhead expenses in the form of computer hardware and software maintenance and depreciation as well as staff to operate these systems. At some point, the growth in sales from new and mature stores is expected to exceed the growth in infrastructure costs, but there can be no assurance that this will occur.

We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, which are primarily the costs associated with training employees and stocking the store. Cash requirements for opening costs of each new store varies significantly depending on how much the landlord has agreed to contribute to our required improvements. For fiscal 2009, we expect the average cash required for each new store to increase to $3.8 million as two of the four stores to be opened are in highly desirable locations.

Aside from the recent negative macro-economic trends, we believe that the overall growth of our business should allow us to increase our operating margins over time. Our investments in infrastructure such as the distribution center, corporate facilities and computer systems, combined with increased merchandise volumes, should enable us to improve our purchasing leverage and achieve greater efficiencies throughout the supply chain. However, improvements in merchandise procurement have been offset by increased expenses as a percent of sales primarily from new stores and more recently the decrease in same store sales.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement. The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation.

Results of Operations

First Quarter 2009 Compared to First Quarter 2008

The following table sets forth statements of operations data and relative percentages of net sales for the first quarter of fiscal 2009 and 2008 (dollar amounts in thousands, except per share amounts).

	First fiscal quarter
	2009		2008		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$87,120	100.0%	$91,554	100.0%	$(4,434)	(4.8)%
Gross profit	22,708	26.1%	26,153	28.6%	(3,445)	(13.2)%
Selling, general and administrative expenses	25,969	29.8%	23,746	25.9%	2,223	9.4%
Depreciation and amortization	3,611	4.1%	3,163	3.5%	448	14.2%
Loss from operations	(6,872)	(7.9)%	(756)	(0.8)%	(6,116)	809.0%
Interest expense	657	0.8%	359	0.4%	298	83.0%
Loss before taxes	(7,529)	(8.6)%	(1,115)	(1.2)%	(6,414)	575.2%
Net loss	(4,526)	(5.2)%	(664)	(0.7)%	(3,862)	581.6%

Class A and Class B
Net loss per share:
Basic	$(0.32)		$(0.05)		$(0.27)	540.0%
Diluted	$(0.32)		$(0.05)		$(0.27)	540.0%

Sales decreased $4.4 million, or 4.8%, to $87.1 million for the first quarter 2009 from $91.5 million for the same period in fiscal 2008. Sales from eight new stores, not included in the same store sales calculation, resulted in an $5.5 million increase in sales, or 6.0%. This increase was offset by a same store sales decrease of $9.4 million, or 11.1%. Same store sales were primarily impacted by macro-economic conditions, which include weak housing trends and rising gas prices in our core markets. In addition, but to a lesser degree, the opening of new stores by the Company and competitors contributed to the decline in same store sales. We believe the macro-economic trends also negatively affected our new stores.

Gross profit decreased $3.5 million, or 13.2%, primarily due to a $2.8 million reduction related to the sales decrease and a $1.5 million increase in rent from new stores. As a percent of sales, gross profit decreased 250 basis points to 26.1% from 28.6%. The decrease is primarily the result of increased rent as a percent of sales in newer stores which take time to reach operating efficiency.

Selling, general and administrative expenses increased $2.2 million, or 9.4%, due primarily to $1.5 million from expenses related to additional stores and $337,000 for professional fees related to new system implementation support and training. As a percent of sales, SG&A increased to 29.8% from 25.9% for the first quarter of fiscal 2008, primarily from the decrease in comparable store sales, the expenses associated with new stores which take time to reach operating efficiency and new system implementation support.

Depreciation and amortization increased $448,000, or 14.2%, $379,000 from new stores and $225,000 primarily from new systems, offset by decreases in existing stores as some of their assets became fully depreciated.

Interest expense increased $298,000 primarily due to a $350,000 closing fee for the amended and restated bank credit facility, partially offset by lower interest rates on higher average outstanding debt.

Primarily as a result of the reduction in same store sales and the opening of new stores, we incurred a net loss of $4.5 million, $0.32 per diluted share, compared to a net loss of $664,000, $0.05 per diluted share, for the same period last year.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

Net cash provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. The following table shows the more significant items from the first quarter of fiscal 2009 and 2008, in thousands:

	First fiscal quarter
	2009	2008
Net loss	$(4,526)	$(664)
Depreciation and amortization	3,611	3,163
Merchandise inventories	(7,441)	(3,732)
Accounts payable	9,063	6,005
Deferred income taxes	(4,418)	(220)
Other accrued expenses	4,510	(2,344)
Other	(162)	(1,684)
Net cash provided by operating activities	$637	$524

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store. Average inventory per store decreased 6.8% to $1.8 million from $1.9 million at the end of the first fiscal quarter of 2009 and 2008, respectively. The increase of $7.4 million in the first quarter of fiscal 2009 compared to the $3.7 increase in the first quarter of fiscal 2008 was primarily due to the reduction in average inventory per store at the end of each respective fiscal year end which allowed for increased receipts of new products during the first quarter of 2009 as compared to 2008.

Historically, accounts payable increases as inventory increases. However, the timing of vendor payments or receipt of merchandise near the end of the period does influence this relationship.

The loss for the first fiscal quarter of 2009 is expected to be recovered in future years and is reflected in deferred income taxes. The loss in fiscal 2008 combined with a change of asset lives for tax depreciation purposes for fiscal 2007 used the available carry-back.

Net cash used in investing activities is primarily for capital expenditures as shown below, in thousands:

	First fiscal quarter
	2009	2008
New stores	$3,180	$2,987
Remodels/Relocations	1,439	251
Existing stores	244	866
Information systems	708	1,697
Other	177	22
Total	$5,748	$5,823

We opened one store in the first quarter of fiscal 2009 compared to two new stores in the first quarter of fiscal 2008. The costs to open new stores can vary significantly depending on the terms of the lease. The store opened in fiscal 2009 was significantly more expensive to open than our historical average as it is in a highly desirable location.

As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for the remainder of fiscal 2009 are expected to be approximately $11.0 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $8.0 million of this amount will be used to open three additional new stores and relocate one.

These planned store openings are dependant on our landlords completing our buildings and surrounding retail centers on time. In addition to the normal expenditures for existing stores, the remainder is primarily for expenditures on information systems.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. The outstanding balance as of June 29, 2008 is $21.9 million compared to $17.2 million at the end of fiscal 2008 and is primarily the result of funding new and relocated stores in excess of cash generated from operations.

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”), which provides for advances up to $45.0 million, increasing to $70.0 million, for the period September 1, through December 31, each year, up to a $10.0 million maximum in authorized letters of credit. The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves. Interest accrues at the Lender’s prime rate plus an applicable margin up to 0.50% based on our fixed charge coverage ratio (4.75% at June 29, 2008) or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio). In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to a potentially restrictive covenant. This covenant requires that we maintain certain minimum cash flow coverage. The Company believes its credit line with the Lender is sufficient to fund capital expenditures for the foreseeable future and to meet seasonal fluctuations in cash flow requirements. However, unexpected conditions could require the Company to request additional borrowing capacity from the Lender or alter its expansion plans or operations.

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

The following table summarizes such obligations as of June 29, 2008:

Contractual Obligations (in 000s)	Payment due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases (a)	$287,767	$36,383	$71,073	$64,406	$115,905
Employment Contracts	975	170	339	339	127
Total Contractual Obligations	$288,742	$36,553	$71,412	$64,745	$116,032

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $1.8 million relating to workers’ compensation insurance were outstanding as of June 29, 2008 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities. Actual results may differ from these estimates. As discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

In connection with the implementation of a new financial and merchandising system, effective March 31, 2008, we have changed the inventory valuation method from the first-in, first-out “FIFO” basis determined by the retail method of accounting to a weighted-average cost basis, using the retail method. We have accounted for the change in accounting principle prospectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No.154, “Accounting Changes and Error Corrections.” The cumulative effect of this change is not determinable as we do not have the ability to recalculate average cost for prior periods. We are beginning fiscal 2009 with the FIFO costs as used for the ending fiscal 2008 inventory valuation; going forward these amounts will be updated as new purchases are made. We do not anticipate this change will have a material effect on our results of operations, and we chose this method based on our new system capabilities.

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

For more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of the Company’s most recent Annual Report on Form 10-K. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

•	A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales.

•	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

•	Our future growth will be dependent on the availability of additional financing.

•	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

•	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

•	Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful.

•	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

•	If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

•	Our ability to expand our business will be dependent upon our ability to meet challenges in new and existing markets.

•	Failure to maintain an online presence that mirrors our customers’ in-store experience could adversely impact net sales.

•	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

•	Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.

•	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

•	Declines in the effectiveness of marketing could cause our operating results to suffer.

•	Problems with our information systems could disrupt our operations and negatively impact our financial results.

•	We are controlled by our Founder and management, whose interests may differ from other stockholders.

•	The price of our Class A Common Stock and Class B Common Stock may be volatile.

•	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

•	We may be subject to periodic litigation that may adversely affect our business and financial performance.

•	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

•	Terrorist attacks or acts of war may harm our business.

•	We rely on one distribution center and any disruption could reduce our sales.

•	We may pursue strategic acquisitions, which could have an adverse impact on our business.

•	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

•	Global warming could cause erosion of both our winter and summer seasonal businesses over a long-term basis.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year beginning with fiscal 2008. We have made a substantial investment to ensure that the ERP System will provide effective internal control over financial reporting, and we have evaluated our controls that are not intended to change with the implementation of the ERP System. Because we initially anticipated that the “go-live” date of the ERP System would be prior to March 30, 2008, we did not, however, fully evaluate the effectiveness of the existing controls that were to be replaced by the ERP System. With the delay in implementing the ERP System, we did not have sufficient time to fully document, test and remediate (where applicable) those controls that we previously planned to replace prior to March 30, 2008. As a result, we believe our inability to fully test the legacy system or the ERP System as required by Section 404 results in a material weakness in our internal control over financial reporting.

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

Notwithstanding the foregoing, there can be no assurance that we will be successful in documenting, testing or remediating (where applicable) the ERP System before the end of fiscal 2009 or at all, that we will not discover material weaknesses in our internal control over financial reporting, or that we will be able to remediate any such weakness. Furthermore, if we discover a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary. See "Item 2. Factors that May Affect Future Results - Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful."

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

Item 1A. Risk Factors.

There were no material changes to the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 30, 2008. Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Stockholder Proposals

Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. SEC rules provide that any such proposal to be included in the proxy statement for the Company’s 2009 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2008 annual meeting in a form that complies with applicable regulations. The date of the Company’s proxy statement for the 2008 annual meeting was July 1, 2008. If the date of the 2009 annual meeting is advanced or delayed more than 30 days from the date of the 2008 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2009 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2009 annual meeting.

SEC rules also govern a company's ability to use discretionary proxy authority with respect to stockholder proposals that were not submitted by the stockholders in time to be included in the proxy statement. SEC rules provide that if a stockholder proposal is not submitted to the Company at least 45 calendar days before the date on which the Company first mailed the Company’s proxy statement for the 2008 annual meeting, the proxies solicited by the Board for the 2009 annual meeting of stockholders will confer authority on the proxyholders to vote the shares in accordance with the recommendations of the Board if the proposal is presented at the 2009 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting. The Company first mailed the proxy statement for the 2008 annual meeting to stockholders on July 1, 2008. If the date of the 2009 annual meeting is advanced or delayed more than 30 days from the date of the 2008 annual meeting, then the stockholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2009 annual meeting.

The 2009 annual meeting of stockholders is presently expected to be held on or about August 4, 2009. Upon any determination that the date of the 2009 annual meeting will be advanced or delayed from this date, the Company will disclose the change in the earliest practical Quarterly Report on Form 10-Q.

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

18.1
Preferability letter dated August 11, 2008, provided by Moss Adams LLC, the Company’s independent registered public accounting firm regarding the change from valuing inventory at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method to valuing inventory at the lower of weighted average cost or market value as determined by the retail inventory method.

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

SPORT CHALET, INC.

DATE: August 12, 2008	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)