Form 10-Q
period 2008-09-28
SPORT CHALET INC
filed 2008-11-13
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

At November 12, 2008, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands, except per share amounts)
Net sales	$96,457	$97,669	$183,577	$189,223
Cost of goods sold, buying and occupancy costs	70,861	67,959	135,273	133,361
Gross profit	25,596	29,710	48,304	55,862

Selling, general and administrative expenses	28,506	24,778	54,475	48,522
Depreciation and amortization	3,656	3,325	7,267	6,488
Income (loss) from operations	(6,566)	1,607	(13,438)	852

Interest expense	422	357	1,079	716
Income (loss) before taxes	(6,988)	1,250	(14,517)	136

Income tax provision (benefit)	(2,767)	511	(5,770)	61
Net income (loss)	$(4,221)	$739	$(8,747)	$75

Earnings (loss) per share:
Basic	$(0.30)	$0.05	$(0.62)	$0.01
Diluted	$(0.30)	$0.05	$(0.62)	$0.01

Weighted average number of common shares outstanding:
Basic	14,123	14,078	14,123	14,047
Diluted	14,123	14,735	14,123	14,750

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	March 30,
	2008	2008
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,634	$3,894
Accounts receivable, net	4,824	1,359
Merchandise inventories	101,718	86,145
Prepaid expenses and other current assets	5,287	6,170
Income tax receivable	1,405	1,405
Deferred income taxes	3,354	3,349
Total current assets	121,222	102,322

Fixed assets, net	70,709	66,619
Deferred income taxes	8,149	2,374
Total assets	$200,080	$171,315

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$46,171	$28,035
Loan payable to bank	29,239	17,216
Salaries and wages payable	4,928	4,620
Other accrued expenses	18,319	13,254
Total current liabilities	98,657	63,125

Deferred rent	26,002	24,221
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – none Class A Common Stock, $.01 par value: Authorized shares - 46,000,000 Issued and outstanding shares – 12,359,990 at September 28, 2008 and March 30, 2008	124	124
Class B Common Stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – 1,763,321 at September 28, 2008 and March 30, 2008	18	18
Additional paid-in capital	34,293	34,094
Retained earnings	40,986	49,733
Total stockholders’ equity	75,421	83,969
Total liabilities and stockholders’ equity	$200,080	$171,315

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	September 28, 2008	September 30, 2007
	(in thousands)
Operating activities
Net (loss) income	$(8,747)	$75
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,267	6,488
Loss on disposal of equipment	179	6
Share-based compensation	189	144
Deferred income taxes	(5,780)	(945)
Changes in operating assets and liabilities:
Accounts receivable	(3,465)	3,429
Merchandise inventories	(15,573)	(16,613)
Prepaid expenses and other current assets	883	(143)
Income tax receivable	-	742
Accounts payable	18,136	11,306
Salaries and wages payable	308	(817)
Other accrued expenses	5,065	(2,006)
Deferred rent	1,781	192
Net cash provided by operating activities	243	1,858

Investing activities
Purchase of fixed assets	(11,536)	(12,266)
Net cash used in investing activities	(11,536)	(12,266)

Financing activities
Proceeds from bank borrowing	77,309	49,675
Repayments of bank borrowing	(65,286)	(42,809)
Proceeds from exercise of stock options	-	202
Tax benefit on employee stock options	10	269
Net cash provided by financing activities	12,033	7,337

Increase (decrease) in cash and cash equivalents	740	(3,071)
Cash and cash equivalents at beginning of period	3,894	3,841
Cash and cash equivalents at end of period	$4,634	$770

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	591	637

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

	Three months ended		Six months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands, except per share data)
Net income (loss)	$(4,221)	$739	$(8,747)	$75

Weighted average number of common shares:
Basic	14,123	14,078	14,123	14,047
Effect of dilutive securities-stock options	-	657	-	703
Diluted	14,123	14,735	14,123	14,750

Class A and Class B
Earnings (loss) per share:
Basic	$(0.30)	$0.05	$(0.62)	$0.01
Effect of dilutive securities-stock options	-	-	-	-
Diluted	$(0.30)	$0.05	$(0.62)	$0.01

An aggregate of 1,953,605 options for the three and six months ended September 28, 2008 and an aggregate of 160,300 and 146,000 options for the three and six months ended September 30, 2007, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4.     Loan Payable to Bank

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”), which provides for advances up to $45.0 million, increasing to $70.0 million, for the period September 1, through December 31, each year, up to a $10.0 million maximum in authorized letters of credit. The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves. Interest accrues at the Lender’s prime rate plus an applicable margin up to 0.50% based on our fixed charge coverage ratio (5.00% at September 28, 2008) or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio). In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to a potentially restrictive covenant. This covenant requires that we maintain certain minimum cash flow coverage.

5.    Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the three and six months ended September 28, 2008 and September 30, 2007:

	Three months ended		Six months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Compensation expense	$117	$100	$189	$144
Income tax benefit	$47	$40	$76	$58

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. For the three months ended September 28, 2008 and September 30, 2007 the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	Three months ended
	September 28, 2008	September 30, 2007
Risk-free interest rate	3.5%	5.0%
Expected volatility	38.4%	36.6%
Expected dividend yield	0.0%	0.0%
Expected life in years	7.5	7.5

The following table sets forth information concerning stock option activity for the six months ended September 28, 2008:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 30, 2008	1,432,055	$5.28
Granted	525,150	4.82
Exercised	-
Forfeited or expired	(3,600)	5.92
Outstanding as of September 28, 2008	1,953,605	$5.14	5.8	$403,298

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $3.20 and $3.15 for Class A and Class B, respectively, as of the last trading day of the period ended September 28, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141(R)”), to replace FAS 141, Business Combinations. FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

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

Overview

We are a leading operator of 54 full service specialty sporting goods stores in California, Nevada, Arizona and Utah. In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise and specialty services assortment. Our prototype store is 42,000 square feet in size and showcases every merchandise and service category with the feel of a specialty shop all contained under one roof.

Our comparative store sales growth has been positive for the four fiscal years prior to fiscal 2008. Comparative store sales declined 4.5% for fiscal 2008. Same store sales were negative in the past four quarters as we continue to confront a difficult macro-economic environment, which began with weak housing trends and high gasoline prices in our core markets. As a result of the reduction in same store sales for the first half of fiscal 2009 and the opening of new stores which have not reached maturity, we incurred a net loss of $8.7 million, or $0.62 per diluted share, compared to a net income of $75,000, or $0.01 per diluted share, for first half of fiscal 2008. Same store sales for the past six quarters from the first quarter of fiscal 2008 to the second quarter of fiscal 2009 are +1.3%, +2.2%, -6.9, -8.8%, -11.1% and -6.7%, respectively. More recently, for our third quarter through November 2, 2009 we have experienced a 14% decline in same store sales. In the event this decline were to continue for an extended period of time, we may have insufficient working capital to continue to operate our business as it has been operated, or at all. See “Risk Factors - A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales. If the decline were to continue, we may not have sufficient working capital to continue.” in Item 1A “Risk Factors.”

Our growth strategy had historically focused on Southern California; but, since 2001 we have expanded our scope to all of California, Nevada, Arizona and Utah as suitable locations are found. We opened seven stores in fiscal year 2008, seventeen stores in the last three years and twenty-five in the last five years. In light of current macro-economic circumstances we have lease commitments for, and currently anticipate opening, four new stores and relocating one store during fiscal 2009 and continue to look for additional opportunities in existing and new markets although we currently have no further new store commitments. We intend to continue adding new stores as broader economic trends improve. Future store openings are subject to availability of satisfactory store locations based on local competitive conditions, site availability and cost and our ability to provide and maintain high service levels and quality brand merchandise at competitive prices. Store openings are expected to have a favorable impact on sales volume, but will negatively affect profit in the short term. New stores tend to have higher costs as a percent of sales in the early years of operation, due primarily to pre-opening and promotional costs and lower than average sales, which reduces the leverage available to offset direct and indirect store expenses. As the store matures, sales tend to level off and expenses decline as a percent of sales. We believe our stores require three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores, the impact of competitors’ stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our stores will mature at that rate. A slower rate of maturity would cause reduced profitability as a percent of sales. In addition, we have invested in infrastructure improvements to more efficiently manage the increasing store base. These improvements generally increase overhead expenses in the form of computer hardware and software maintenance and depreciation as well as staff to operate these systems. At some point, the growth in sales from new and mature stores is expected to exceed the growth in infrastructure costs, but there can be no assurance that this will occur.

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

Aside from the recent negative macro-economic trends, we believe that the overall growth of our business should allow us to increase our operating margins over time. Our investments in infrastructure such as the distribution center, corporate facilities and computer systems, combined with increased merchandise volumes, should enable us to improve our purchasing leverage and achieve greater efficiencies throughout the supply chain. However, savings from improvements in merchandise procurement have been offset by increased expenses as a percent of sales primarily from new stores and more recently the decrease in same store sales.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement. The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation.

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

The following table sets forth statements of operations data and relative percentages of net sales for the second quarter of fiscal 2009 and 2008 (dollar amounts in thousands, except per share amounts).

	Second fiscal quarter
	2009		2008		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$96,457	100.0%	$97,669	100.0%	$(1,212)	(1.2)%
Gross profit	25,596	26.5%	29,710	30.4%	(4,114)	(13.8)%
Selling, general and administrative expenses	28,506	29.6%	24,778	25.4%	3,728	15.0%
Depreciation and amortization	3,656	3.8%	3,325	3.4%	331	10.0%
Income (loss) from operations	(6,566)	(6.8)%	1,607	1.6%	(8,173)	*
Interest expense	422	0.4%	357	0.4%	65	18.2%
Income (loss) before taxes	(6,988)	(7.2)%	1,250	1.3%	(8,238)	*
Net income (loss)	(4,221)	(4.4)%	739	0.8%	(4,960)	*

Class A and Class B
Net earnings (loss) per share:
Basic	$(0.30)		$0.05		$(0.35)	*
Diluted	$(0.30)		$0.05		$(0.35)	*

* Percentage change not meaningful.

Sales decreased $1.2 million, or 1.2%, to $96.5 million for the second quarter 2009 from $97.7 million for the same period in fiscal 2008. Sales from seven new stores, not included in the same store sales calculation, resulted in a $6.4 million increase in sales, or 6.8%. This increase was offset by a same store sales decrease of $6.3 million, or 6.7%, and an increase in the use of our customer loyalty program, Action Pass, which requires sales be reduced as points are earned. The positive impact on sales of reducing prices on older inventory was offset by macro-economic conditions, which included weak housing trends and high gasoline prices in our core markets. In addition, but to a lesser degree, the opening of new stores by the Company and competitors contributed to the decline in same store sales.

Gross profit decreased $4.1 million, or 13.8%, primarily as a result of an additional $1.0 million in markdowns primarily used to stimulate the demand for older inventory and a $2.0 million increase in rent from new stores. In addition, the additional points from our customer loyalty program, Action Pass, decreased sales by $726,000 for the three months ended September 28, 2008, over the same period last year. As a percent of sales, gross profit decreased 390 basis points to 26.5% from 30.4%. The decrease is primarily the result of increased markdowns, rent as a percent of sales in newer stores which take time to reach their desired operating efficiency and the increased use of Action Pass.

Selling, general and administrative expenses increased $3.7 million, or 15.0%, primarily due to $2.1 million from expenses related to additional stores and $540,000 for increased professional fees primarily related to new system implementation support and training as well as professional fees incurred in obtaining the Company’s new bank credit facility. As a percent of sales, SG&A increased to 29.6% from 25.4% for the second quarter of fiscal 2008, primarily from the decrease in comparable store sales, the expenses associated with new stores which take time to reach their desired operating efficiency and professional fees.

Depreciation and amortization increased $331,000, or 10.0%, $353,000 from new stores and $252,000 primarily from new systems, offset by decreases in existing stores as some of their assets became fully depreciated.

Primarily as a result of the reduction in same store sales and the opening of new stores, we incurred a net loss of $4.2 million, $0.30 per diluted share, compared to a net income of $739,000, $0.05 per diluted share, for the same period last year.

Six Months Ended September 28, 2008 Compared to September 30, 2007

The following table sets forth statements of operations data and relative percentages of net sales for the six months ended September 28, 2008 compared to six months ended September 30, 2007 (dollar amounts in thousands, except per share amounts).

	Six months ended
	September 28, 2008		September 30, 2007		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$183,577	100.0%	$189,223	100.0%	$(5,646)	(3.0)%
Gross profit	48,304	26.3%	55,862	29.5%	(7,558)	(13.5)%
Selling, general and administrative expenses	54,475	29.7%	48,522	25.6%	5,953	12.3%
Depreciation and amortization	7,267	4.0%	6,488	3.4%	779	12.0%
Income (loss) from operations	(13,438)	(7.3)%	852	0.5%	(14,290)	*
Interest expense	1,079	0.6%	716	0.4%	363	50.7%
Income (loss) before taxes	(14,517)	(7.9)%	136	0.1%	(14,653)	*
Net income (loss)	(8,747)	(4.8)%	75	0.0%	(8,822)	*

Class A and Class B
Net earnings (loss) per share:
Basic	$(0.62)		$0.01		$(0.63)	*
Diluted	$(0.62)		$0.01		$(0.63)	*

* Percentage change not meaningful.

Sales decreased $5.6 million, or 3.0%, to $183.6 million for the six months ended September 28, 2008 from $189.2 million for the same period in fiscal 2008. Sales from nine new stores, not included in the same store sales calculation, resulted in an $11.8 million increase in sales, or 6.2%. This increase was offset by a same store sales decrease of $15.8 million, or 8.9%, and an increase in the use of our customer loyalty program, Action Pass, which requires sales be reduced as points are earned. The positive impact on sales of reducing prices on older inventory was offset by macro-economic conditions, which included weak housing trends and high gasoline prices in our core markets. In addition, but to a lesser degree, the opening of new stores by the Company and competitors contributed to the decline in same store sales.

Gross profit decreased $7.6 million, or 13.5%, primarily as a result the sales decrease, an additional $1.0 million in markdowns primarily used to stimulate the demand for older inventory and a $3.6 million increase in rent from new stores. In addition, the additional points from our customer loyalty program, Action Pass, decreased sales by $725,000 for the six months ended September 28, 2008 over the same period last year. As a percent of sales, gross profit decreased 320 basis points to 26.3% from 29.5%. The decrease is primarily the result of increased markdowns, rent as a percent of sales in newer stores which take time to reach their desired operating efficiency and the increased use of Action Pass.

Selling, general and administrative expenses increased $6.0 million, or 12.3%, primarily due to $3.2 million from expenses related to additional stores and $1.0 million for increased professional fees primarily related to new system implementation support and training as well as professional fees incurred in obtaining the Company’s new bank credit facility. As a percent of sales, SG&A increased to 29.7% from 25.6% for the six months ended September 30, 2007, primarily from the decrease in comparable store sales, the expenses associated with new stores which take time to reach their desired operating efficiency and professional fees.

Depreciation and amortization increased $779,000, or 12.0%, primarily due to $732,000 from new stores and $477,000 coming in large part from new systems, which was offset by decreases as some of the assets in existing stores became fully depreciated.

Interest expense increased $383,000 primarily due to a $350,000 closing fee for the amended and restated bank credit facility, partially offset by lower interest rates on higher average outstanding debt.

Primarily as a result of the reduction in same store sales and the opening of new stores, we incurred a net loss of $8.7 million, $0.62 per diluted share, compared to a net income of $75,000, $0.01 per diluted share, for the same period last year.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling. Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs. Same store sales for the past six quarters from the first quarter of fiscal 2008 to the second quarter of fiscal 2009 are +1.3%, +2.2%, -6.9, -8.8%, -11.1% and -6.7%, respectively. More recently, for our third quarter through November 2, 2009 we have experienced a 14% decline in same store sales. In the event this decline were to continue for an extended period of time, we may have insufficient working capital to continue to operate our business as it has been operated, or at all. See “Risk Factors - A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales. If the decline were to continue, we may not have sufficient working capital to continue.” in Item 1A “Risk Factors.”

Net cash provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. The following table shows the more significant items from the six months ended September 28, 2008 and September 30, 2007, in thousands:

	Six months ended
	September 28, 2008	September 30, 2007
Net income (loss)	$(8,747)	$75
Depreciation and amortization	7,267	6,488
Merchandise inventories	(15,573)	(16,613)
Accounts payable	18,136	11,306
Accounts receivable	(3,465)	3,429
Deferred income taxes	(5,780)	(945)
Other accrued expenses	5,065	(2,006)
Deferred rent	1,781	192
Other	1,559	(68)
Net cash provided by operating activities	$243	$1,858

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store. Average inventory per store decreased 13.6% to $1.9 million from $2.2 million at the end of the second quarter of 2009 and 2008, respectively. The increase of $15.6 million in the six months ended September 28, 2008 and the $16.6 million increase in the six months ended September 30, 2007 was primarily due to the seasonal build up of inventory and the addition of two new stores and three new stores, respectively.

Historically, accounts payable increases as inventory increases. However, the timing of vendor payments or receipt of merchandise near the end of the period does influence this relationship.

Significant changes in accounts receivable are from the timing of payments due from landlords for tenant improvements. For the six months ended September 28, 2008, the amount due is $1.8 million which is also the reason for the increase in deferred rent.

The loss for the six months ended September 28, 2008 is expected to be recovered in future years and is reflected in deferred income taxes. The loss in fiscal 2008 combined with a change of asset lives for tax depreciation purposes for fiscal 2007 used the available carry-back.

Other accrued expenses provided $5.1 million in cash for the six months ended September 28, 2008 from an acceleration of payments made at the end of fiscal 2008, an early use of cash in the prior fiscal year, to ease the conversion of data to a new computer system implemented on March 31, 2008.

Net cash used in investing activities is primarily for capital expenditures as shown below, in thousands:

	Six months ended
	September 28, 2008	September 30, 2007
New stores	$7,069	$5,911
Remodels/Relocations	2,860	1,682
Existing stores	376	698
Information systems	1,020	3,677
Other	211	298
Total	$11,536	$12,266

We opened two new stores and relocated one store in the six months ended September 28, 2008 compared to three new stores in the same period last year. The costs to open new stores can vary significantly depending on the terms of the lease. One of the stores opened in fiscal 2009 was significantly more expensive to open than our historical average as it is in a highly desirable location.

As a result of our ongoing growth and strategic initiatives, forecasted capital expenditures for the remainder of fiscal 2009 are expected to be approximately $6.0 million, which will be funded by cash flow from operations and our bank credit line, as needed. Approximately $3.3 million of this amount will be used to open two additional new stores. These planned store openings are dependant on our landlords completing our buildings and surrounding retail centers on time. In addition to the normal expenditures for existing stores, the remainder is primarily for expenditures on information systems.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. The outstanding balance as of September 28, 2008 is $29.2 million compared to $17.2 million at the end of fiscal 2008. The increase is primarily the result of funding new and relocated stores in excess of cash generated from operations.

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”), which provides for advances up to $45.0 million, increasing to $70.0 million, for the period September 1, through December 31, each year, up to a $10.0 million maximum in authorized letters of credit. The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves. Interest accrues at the Lender’s prime rate plus an applicable margin up to 0.50% based on our fixed charge coverage ratio (5.00% at September 28, 2008) or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio). In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to a potentially restrictive covenant. This covenant requires that we maintain certain minimum cash flow coverage.

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

The following table summarizes such obligations as of September 28, 2008:

Contractual Obligations (in 000s)	Payment due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases (a)	$283,162	$38,059	$71,932	$64,595	$108,576
Employment Contracts	848	170	339	339	-
Total Contractual Obligations	$284,010	$38,229	$72,271	$64,934	$108,576

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $1.8 million relating to workers’ compensation insurance were outstanding as of September 28, 2008 and expire within one year.

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

Since implementing our ERP System, we have substantially completed documenting our internal controls and are testing the effectiveness of these controls. To date, we have not found any material weakness. However, we are unable to conclude at this time whether or not these controls are effective at preventing or detecting a material misstatement in our financial reporting.

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

Item 1A.  Risk Factors.

There have been material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 30, 2008 (the “Annual Report”). Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth below, as well as the risk factors set forth in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales. If this decline were to continue, we may not have sufficient working capital to continue.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers. The current downturn in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits are having, and are likely to continue for some time to have, a materially adverse effect on our results of operations. Same store sales for the past six quarters from the first quarter of fiscal 2008 to the second quarter of fiscal 2009 are +1.3%, +2.2%, -6.9, -8.8%, -11.1% and -6.7%, respectively. More recently, for our third quarter through November 2, 2009 we have experienced a 14% decline in same store sales. In the event this decline were to continue for an extended period of time, we may not have sufficient working capital to continue to operate our business as it has been operated, or at all.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.     Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

On August 5, 2008, we held our 2008 annual meeting of stockholders. At the annual meeting, there were 12,359,990 shares of Class A Common Stock and 1,763,292 shares of Class B Common Stock entitled to vote. 10,793,640 shares of Class A Common Stock and 1,468,409 shares of Class B Common Stock were represented at the meeting in person or by proxy. Each stockholder is entitled to 1/20th of one vote for each share of Class A Common Stock and one vote for each share of Class B Common Stock.

The following summarizes the votes for those matters submitted to our stockholders for action at the annual meeting:

1.
Election of Directors. The election of three Class 1 directors to hold office until the annual meeting of stockholders to be held in 2011, or their successors has been elected and qualified. The Board of Directors nominated Al D. McCready, Eric S. Olberz and Frederick H. Schneider for election as Class 1 Directors.

Director	For	Withheld
Al D. McCready	1,993,411	14,680
Eric S. Olberz	1,989,713	18,378
Frederick H. Schneider	2,002,053	6,038

2.
Ratification of Appointment of Independent Auditors. The ratification of the appointment of Moss Adams LLP as the Company's independent registered public accounting firm for the fiscal year ending March 29, 2009.

For	Against	Abstain	Non-Votes
2,006,198	1,806	88	-

Item 5.  Other Information.

Stockholder Proposals

Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Securities and Exchange Commission (“SEC”) rules provide that any such proposal to be included in the proxy statement for the Company’s 2009 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2008 annual meeting in a form that complies with applicable regulations. The date of the Company’s proxy statement for the 2008 annual meeting was July 1, 2008. If the date of the 2009 annual meeting is advanced or delayed more than 30 days from the date of the 2008 annual meeting, then the deadline for stockholder proposals intended to be included in the proxy statement for the 2009 annual meeting is a reasonable time before the Company begins to print and mail the proxy statement for the 2009 annual meeting.

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

SPORT CHALET, INC.

DATE:	November 12, 2008	By:	/s/	Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)