Form 10-Q
period 2008-12-28
SPORT CHALET INC
filed 2009-02-11
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

At February 10, 2009, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(in thousands, except per share amounts)
Net sales	$104,562	$116,558	$288,139	$305,781
Cost of goods sold, buying and occupancy costs	81,237	81,310	216,510	214,671
Gross profit	23,325	35,248	71,629	91,110

Selling, general and administrative expenses	29,107	30,546	83,582	79,069
Impairment charge	10,730	2,077	10,730	2,077
Depreciation and amortization	3,700	3,279	10,967	9,767
(Loss) income from operations	(20,212)	(654)	(33,650)	197

Interest expense	571	490	1,650	1,206
Loss before taxes	(20,783)	(1,144)	(35,300)	(1,009)

Income tax provision (benefit)	11,593	(462)	5,823	(402)
Net loss	$(32,376)	$(682)	$(41,123)	$(607)

Loss per share:
Basic	$(2.29)	$(0.05)	$(2.91)	$(0.04)
Diluted	$(2.29)	$(0.05)	$(2.91)	$(0.04)

Weighted average number of common shares outstanding:
Basic	14,123	14,087	14,123	14,060
Diluted	14,123	14,087	14,123	14,060

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	March 30,
	2008	2008
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$12,992	$3,894
Accounts receivable, net	3,312	1,359
Merchandise inventories	108,618	86,145
Prepaid expenses and other current assets	2,455	6,170
Income tax receivable	1,364	1,405
Deferred income taxes	-	3,349
Total current assets	128,741	102,322

Fixed assets, net	59,147	66,619
Deferred income taxes	-	2,374
Total assets	$187,888	$171,315

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,422	$28,035
Loan payable to bank	55,204	17,216
Salaries and wages payable	3,527	4,620
Other accrued expenses	22,972	13,254
Total current liabilities	119,125	63,125

Deferred rent	25,629	24,221
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000 Issued and outstanding shares – 12,359,990 at December 28, 2008 and March 30, 2008	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000 Issued and outstanding shares – 1,763,321 at December 28, 2008 and March 30, 2008	18	18
Additional paid-in capital	34,382	34,094
Retained earnings	8,610	49,733
Total stockholders’ equity	43,134	83,969
Total liabilities and stockholders’ equity	$187,888	$171,315

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	December 28, 2008	December 30, 2007
	(in thousands)
Operating activities
Net loss	$(41,123)	$(607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,967	9,767
Impairment charge	10,730	2,077
Loss on disposal of equipment	179	64
Share-based compensation	278	188
Deferred income taxes	5,723	1,649
Changes in operating assets and liabilities:
Accounts receivable	(1,953)	3,368
Merchandise inventories	(22,473)	(19,076)
Prepaid expenses and other current assets	3,715	(597)
Income tax receivable	41	(2,375)
Accounts payable	9,387	9,400
Salaries and wages payable	(1,093)	(1,364)
Other accrued expenses	9,718	7,160
Deferred rent	1,408	1,131
Net cash (used in) provided by operating activities	(14,496)	10,785

Investing activities
Purchase of fixed assets	(14,404)	(17,834)
Net cash used in investing activities	(14,404)	(17,834)

Financing activities
Proceeds from bank borrowing	222,419	91,221
Repayments of bank borrowing	(184,431)	(80,998)
Proceeds from exercise of stock options	-	320
Tax benefit on employee stock options	10	300
Net cash provided by financing activities	37,998	10,843

Increase in cash and cash equivalents	9,098	3,794
Cash and cash equivalents at beginning of period	3,894	3,841
Cash and cash equivalents at end of period	$12,992	$7,635

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	1,129	1,072

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 30,  2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the periods presented have been included.

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

2.	Liquidity

Our primary capital requirements are for inventory, store expansion, relocation and remodeling.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  Same store sales for the past six quarters from the second quarter of fiscal 2008 to the third quarter of fiscal 2009 are +2.2%, -6.9%, -8.8%, -11.1%, -6.7% and -15.4%, respectively.  More recently, for our fourth quarter through February 8, 2009 we have experienced a 21% decline in same store sales.  In the event this decline were to continue, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and are obtaining rent reductions and lease modifications from our landlords.  Additionally, we are evaluating our operating expenses, such as store labor, corporate overhead and advertising, and have commenced implementing cost reductions.  No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to improve our financial performance.  Moreover, no assurance can be given that by reducing operating expenses and controlling costs we will return to profitability.  Any failure to successfully reduce an adequate amount of operating expenses and control costs could constrain our ability to continue to operate our business.  If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.  Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

The amount we can borrow under our credit facility with Bank of America, N.A. (the “Lender”) is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory, an unfavorable inventory appraisal or other factors, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital In January 2009, the Lender commissioned a third party appraiser to update the calculation of the “net orderly liquidation value” as defined in the agreement, and this valuation may impact the amount that we will be able to continue to borrow and pay bills as they become due.  In the likely event of an unfavorable inventory appraisal, we would need to further reduce our operating costs and seek alternative funding, the nature and source of which has not been identified and may not be available on acceptable terms, or at all.  If we are unable to implement either or both of these steps, our operations would be materially and adversely impacted.

3.	Change in Inventory Valuation Method

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

4.	Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes," we evaluate whether a valuation allowance should be established against our net deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Significant weight is given to evidence that can be objectively verified.  The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in the near future.  In conducting our analysis, we utilize a consistent approach which considers our current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability.  In addition, we review changes in near-term market conditions and any other factors arising during the period which may impact our future operating results.

As a result of our analysis, we determined that a full valuation allowance against our net deferred tax assets in the third quarter of fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of December 28, 2008, our net deferred tax assets and related valuation allowance totaled $19.8 million.

The following table summarizes the components of the provision for income taxes:

	Three months ended		Nine months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(in thousands)
Federal:
Current	$3,866	$(3,112)	$(32)	$(2,376)
Deferred	4,157	2,845	3,565	2,156
Total Federal	8,023	(267)	3,533	(220)

State:
Current	1,127	55	83	325
Deferred	2,443	(250)	2,207	(507)
Total State	3,570	(195)	2,290	(182)

Provision (benefit) for income taxes	$11,593	$(462)	$5,823	$(402)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table summarizes the tax effect of temporary differences that give rise to deferred income taxes:

	December 28, 2008		March 30, 2008
	Current	Non-Current	Current	Non-Current
	(in thousands)
Deferred tax assets:
Fixed assets	$-	$4,716	$-	$1,181
Uniform cost capitalization	609	-	510	-
Inventory reserves	996	-	1,235	-
Accrued vacation	524	-	467	-
Bonus accrual	-	-	101	-
Self-insurance accruals	569	-	539	-
Allowance for bad debt and sales returns	617	-	300	-
State income taxes	(694)	-	(26)	-
Deferred rent	-	1,561	-	1,193
Net operating loss carryforward	-	10,314	-	-
Other	567	-	223	-
Total deferred tax assets before valuation allowance	3,188	16,591	3,349	2,374
Valuation allowance	(3,188)	(16,591)	-	-
Total deferred tax assets	$-	$-	$3,349	$2,374

As part of the economic stimulus package, on January 29, 2009 a House bill which includes a provision that would extend the net operating loss carryback period from two to five years was approved.  In the event this bill becomes a law, we believe we could obtain an income tax refund of up to $10.0 million.

           The following table summarizes a reconciliation of the income tax provision computed using the Federal statutory income tax rate:

	Three months ended		Nine months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(in thousands)

Statutory rate, 34% applied to income before taxes	$(7,066)	$(390)	$(12,002)	$(343)
State taxes, net of federal tax effect	(1,213)	(66)	(2,060)	(58)
Deferred tax valuation allowance	19,779	-	19,779	-
Other, net	93	(6)	106	1
Provision (benefit) for income taxes	$11,593	$(462)	$5,823	$(400)

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on April 2, 2007.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax year ending March 30, 2008 remains open to examination by the Internal Revenue Service.  The tax years ending March 31, 2004 to March 30, 2008 remain open to examination by the state of California.  The tax years ending March 31, 2006 to March 30, 2008 remain open to examination by the state of Arizona.  The tax year ending March 30, 2008 remains open to examination by the state of Utah.

5.	Loss per Share

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

	Three months ended		Nine months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(in thousands, except per share amounts)
Net loss	$(32,376)	$(682)	$(41,123)	$(607)

Weighted average number of common shares:
Basic	14,123	14,087	14,123	14,060
Effect of dilutive securities-stock options	-	-	-	-

Diluted	14,123	14,087	14,123	14,060

Class A and Class B Loss per share:
Basic	$(2.29)	$(0.05)	$(2.91)	$(0.04)
Effect of dilutive securities-stock options	-	-	-	-

Diluted	$(2.29)	$(0.05)	$(2.91)	$(0.04)

An aggregate of 1,949,105 options for the three and nine months ended December 28, 2008 and an aggregate of 943,404 and 729,975 options for the three and nine months ended December 30, 2007, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

6.	Loan Payable to Bank

In June 2008, we negotiated a new credit facility with our Lender, which provides for advances up to $45.0 million, increasing to $70.0 million, for the period September 1, through December 31, each year, and up to a $10.0 million maximum in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus an applicable margin up to 0.50% based on our fixed charge coverage ratio (3.75% at December 28, 2008) or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio).  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates.  This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to a covenant that we maintain a minimum cash flow coverage ratio of 1:1.  We do not now meet this minimum ratio.  While our cash flow coverage ratio is less than 1:1, we must avoid availability falling below the prescribed limits in order to comply with our covenants under the credit facility.

On January 9, 2009, we entered into a First Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement (the "First Amendment") dated as of December 28, 2008, with the Lender under the Amended and Restated Loan and Security Agreement, as amended, dated as of June 20, 2008 (the "Loan Agreement").

Under the First Amendment, (i), the Lender has agreed to forbear from exercising its rights in respect of the Event of Default described below under the Loan Agreement, (ii) we may not select a LIBOR-based interest rate under the Loan Agreement, and (iii) the Lender agreed to permit an overadvance in the amount of $1.5 million until January 13, 2009.  As of December 31, 2008, an event of default had occurred under the Loan Agreement due to our failure to maintain a "Fixed Charge Coverage Ratio" (as defined in the Loan Agreement) of not less than 1.00 to 1.00 (the "Event of Default").  On December 28, 2008, availability under the Loan Agreement was less than $10.5 million, thereby requiring the testing of the Fixed Charge Coverage Ratio.  The forbearance period under the First Amendment ended on January 31, 2009.  We acknowledged, among other things, that we had no defenses, claims or set-offs to the obligations under the Loan Agreement and provided the Lender a general release of claims.

Also on January 9, 2009, we entered into a letter agreement (the "Turnaround Letter Agreement") with the Lender in which, as an inducement to the Lender to enter into the First Amendment, we agreed to engage a certified turnaround professional on or before January 12, 2009 and for a minimum term of 90 days.  On January 9, 2009, we engaged FTI Consulting, to prepare cash flow and operating budgets to be presented periodically to the Board of Directors of the Company and to the Lender in accordance with the Turnaround Letter Agreement.

On January 29, 2009, we entered into a Second Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement (the “Second Amendment”) with the Lender under the Loan Agreement.  Under the Second Amendment, the Lender has agreed to extend the period during which it will forbear from exercising its rights in respect of certain defaults under the Loan Agreement from January 31, 2009 until the earlier to occur of any further default under the Loan Agreement or March 2, 2009.  There can be no assurance that there will not be another event of default or that the Lender will extend the forbearance period beyond March 2, 2009.   Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

In January 2009, the Lender commissioned a third party appraiser to update the calculation of the “net orderly liquidation value” as defined in the agreement, and this valuation may impact the amount that we will be able to continue to borrow and pay bills as they become due.  In the likely event of an unfavorable inventory appraisal, we would need to further reduce our operating costs and seek alternative funding, the nature and source of which has not been identified and may not be available on acceptable terms, or at all.  If we are unable to implement either or both of these steps, our operations would be materially and adversely impacted.

7.	Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the three months and nine months ended December 28, 2008 and December 30, 2007:

	Three months ended		Nine months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(in thousands)
Compensation expense	$88	$44	$278	$188
Income tax benefit	$-	$18	$-	$75

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  For the three months and nine months ended December 28, 2008 and December 30, 2007 the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	Three months ended		Nine months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Risk-free interest rate	3%	5%	3%	5%
Expected volatility	44.7%	36.6%	38.8%	36.6%
Expected dividend yield	0%	0%	0%	0%
Expected life in years	7.5	7.5	7.5	7.5

The following table sets forth information concerning stock option activity for the nine months ended December 28, 2008:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 30, 2008	1,432,055	$5.28
Granted	538,150	4.77
Exercised	-
Forfeited or expired	(21,100)	7.38
Outstanding as of December 28, 2008	1,949,105	$5.09	5.6	$-

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.45 and $0.50 for Class A and Class B, respectively, as of the last trading day of the period ended December 28, 2008.

8.	Impairment of Long-Lived Assets

A non-cash impairment charge of $10.7 million and $2.1 million was recorded in the three and nine months ended December 28, 2008 and December 30, 2007, related to eleven and two stores, respectively, with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

9.	Recently Issued Accounting Pronouncements

The following is a list of recently issued accounting pronouncements, none of which have had or are expected to have a material impact on our results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which scopes out leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued.  FSP FAS 157-3 clarifies the application of SFAS No. 157, in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 became effective upon issuance and includes prior periods for which financial statements have not been issued. The adoption of the applicable provisions of SFAS No. 157 at the beginning of fiscal 2009 has not had a material impact on our financial condition.  We do not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on our results of operations, cash flows, or financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”), to replace FAS 141, “Business Combinations.”  FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While we do not expect the adoption of FAS 141(R) to have a material impact to our consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  We currently do not have any non-controlling interests or deconsolidated subsidiaries and therefore FAS 160 will not have any impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We believe that FAS 162 will have no effect on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might” or any variations of such words or other words with similar meanings.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  Prospective investors are cautioned that they should not place undue reliance on forward-looking statements as predictions of actual results.  These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.  Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which are discussed in further detail under “- Factors That May Affect Future Results” and “Risk Factors.”  We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, which speak only as of the date made.

The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1–Financial Statements” above.

Overview

We are a leading operator of 55 full service specialty sporting goods stores in California, Nevada, Arizona and Utah.  In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  We continue this tradition and are focused on growth through a number of initiatives, including: continuing new store development; remodeling stores to conform to our prototype; and improving information systems to increase product flow-through, improve in-stock positions and optimize merchandise and specialty services assortment.  Our prototype store is 42,000 square feet in size and showcases every merchandise and service category with the feel of a specialty shop all contained under one roof.

Our comparative store sales growth had been positive for the four fiscal years prior to fiscal 2008.  Comparative store sales declined 4.5% for fiscal 2008 and declined further in the first three quarters of fiscal 2009 as we continue to confront a difficult macro-economic environment, which began with weak housing trends and high gasoline prices in our core markets and continued with the financial and credit crisis.  As a result of the reduction in same store sales for the first nine months of fiscal 2009 and the opening of new stores which have not reached maturity, we incurred a net loss of $41.1 million, or $2.91 per diluted share, compared to a net loss of $607,000, or $0.04 per diluted share, for the first nine months of fiscal 2008.  Same store sales for the past six quarters from the second quarter of fiscal 2008 to the third quarter of fiscal 2009 are +2.2%, -6.9%, -8.8%, -11.1%, -6.7% and -15.4%, respectively.  More recently, for our fourth quarter through February 8, 2009 we have experienced a 21% decline in same store sales.  In the event this decline were to continue, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and are obtaining rent reductions and lease modifications from our landlords.  Additionally, we are evaluating our operating expenses, such as store labor, corporate overhead and advertising, and have commenced implementing cost reductions.  No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to improve our financial performance.  Moreover, no assurance can be given that by reducing operating expenses and controlling costs we will return to profitability.  Any failure to successfully reduce an adequate amount of operating expenses and control costs could constrain our ability to continue to operate our business.  If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.  Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.  See “Risk Factors - A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales.  If the decline were to continue, we may not have sufficient working capital to continue.” in Item 1A “Risk Factors.”

A non-cash impairment charge of $10.7 million and $2.1 million was recorded in the three and nine months ended December 28, 2008 and December 30, 2007, related to eleven and two stores, respectively, with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California, Nevada, Arizona and Utah as suitable locations are found.  We opened seven stores in fiscal year 2008, 17 stores in the last three years and 25 in the last five years.  For the first nine months of fiscal year 2009, we opened four new stores and relocated one store, but currently do not anticipate opening new stores or entering into new lease commitments in the near future.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement.  The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation.

Results of Operations

Three Months Ended December 28, 2008 Compared to December 30, 2007

The following table sets forth statements of operations data and relative percentages of net sales for the three months ended December 28, 2008 compared to three months ended December 30, 2007 (dollar amounts in thousands, except per share amounts):

	Three months ended
	December 28, 2008		December 30, 2007		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$104,562	100.0%	$116,558	100.0%	$(11,996)	(10.3)%
Gross profit	23,325	22.3%	35,248	30.2%	(11,923)	(33.8)%
Selling, general and administrative expenses	29,107	27.8%	30,546	26.2%	(1,439)	(4.7)%
Impairment charge	10,730	10.3%	2,077	1.8%	8,653	416.6%
Depreciation and amortization	3,700	3.5%	3,279	2.8%	421	12.8%
Loss from operations	(20,212)	(19.3)%	(654)	(0.6)%	(19,558)	*
Interest expense	571	0.5%	490	0.4%	81	16.5%
Loss before taxes	(20,783)	(19.9)%	(1,144)	(1.0)%	(19,639)	*
Income tax provision (benefit)	11,593	11.1%	(462)	(0.4)%	12,055	*
Net loss	(32,376)	(31.0)%	(682)	(0.6)%	(31,694)	*

Class A and Class B Loss per share:
Basic	$(2.29)		$(0.05)		$(2.24)	*
Diluted	$(2.29)		$(0.05)		$(2.24)	*

*Percentage change not meaningful.

Sales decreased $12.0 million, or 10.3%, to $104.6 million for the three months ended December 28, 2008 from $116.6 million for the same period last year.  Sales from eight new stores, not included in the same store sales calculation, resulted in a $4.7 million increase in sales, or 4.1%.  This increase was offset by a same store sales decrease of $17.1 million, or 15.4%, and a sales reduction of $0.5 million due to an increase in the use of our customer loyalty program, Action Pass, which requires sales be reduced as points are earned.  The positive impact on sales by reducing prices was offset by worsening macro-economic conditions as well as unseasonably warm weather in our core markets.

Gross profit decreased $11.9 million, or 33.8%, primarily as a result of the sales decrease, an additional $5.8 million in markdowns primarily used to stimulate the demand for inventory and a $0.8 million increase in rent from new stores.  As a percent of sales, gross profit decreased 790 basis points to 22.3% from 30.2%.  The decrease is primarily the result of increased markdowns, rent as a percent of sales in newer stores which take time to reach their desired operating efficiency and the increased use of Action Pass.

Selling, general and administrative expenses decreased $1.4 million, or 4.7%, as expenses related to additional stores of $0.8 million were offset from expense reductions of $2.2 million.  Expense reduction initiatives include $1.9 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings in all other areas such as supplies and maintenance of $1.0 million were partially offset by an increase in professional fees of $0.7 million. As a percent of sales, SG&A increased to 27.8% from 26.2%, primarily from the decrease in comparable store sales, the expenses associated with new stores, which take time to reach their desired operating efficiency, and an increase in professional fees.

A non-cash impairment charge of $10.7 million was recorded in the three months ended December 28, 2008 related to eleven stores with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

A tax provision of $11.5 million was recorded for the three months ended December 28, 2008 as there was no valuation allowance on the net deferred tax assets of $11.5 million at September 28, 2008.  Based largely on the magnitude of this quarter’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $19.8 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.

Primarily as a result of the reduction in same store sales, the opening of new stores, the impairment charge and the income tax valuation allowance, we incurred a net loss of $32.4 million, or $2.29 per diluted share for three months ended December 28, 2008.  Excluding the non-cash impairment charge and the affect of the valuation allowance in the third quarter of fiscal 2009 as well as a non-cash impairment charge of $2.1 million pre-tax, or $0.09 per diluted share, recorded in the third quarter of the prior fiscal year, net loss was $10.1 million, or $0.71 per diluted share, compared to net income of $0.6 million, or $0.04 per diluted share for third quarter of last year.

Nine Months Ended December 28, 2008 Compared to December 30, 2007

The following table sets forth statements of operations data and relative percentages of net sales for the nine months ended December 28, 2008 compared to nine months ended December 30, 2007 (dollar amounts in thousands, except per share amounts):

	Nine months ended
	December 28, 2008		December 30, 2007		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$288,139	100.0%	$305,781	100.0%	$(17,642)	(5.8)%
Gross profit	71,629	24.9%	91,110	29.8%	(19,481)	(21.4)%
Selling, general and administrative expenses	83,582	29.0%	79,069	25.9%	4,513	5.7%
Impairment charge	10,730	3.7%	2,077	0.7%	8,653	416.6%
Depreciation and amortization	10,967	3.8%	9,767	3.2%	1,200	12.3%
(Loss) income from operations	(33,650)	(11.7)%	197	0.1%	(33,847)	*
Interest expense	1,650	0.6%	1,206	0.4%	444	36.8%
Loss before taxes	(35,300)	(12.3)%	(1,009)	(0.3)%	(34,291)	*
Income tax provision (benefit)	5,823	2.0%	(402)	(0.1)%	6,225	*
Net loss	(41,123)	(14.3)%	(607)	(0.2)%	(40,516)	*

Class A and Class B Loss per share:
Basic	$(2.91)		$(0.04)		$(2.87)	*
Diluted	$(2.91)		$(0.04)		$(2.87)	*

*Percentage change not meaningful.

Sales decreased $17.6 million, or 5.8%, to $288.1 million for the nine months ended December 28, 2008 from $305.8 million for the same period last year.  Sales from eleven new stores, not included in the same store sales calculation, resulted in a $15.1 million increase in sales, or 5.0%.  This increase was offset by a same store sales decrease of $31.5 million, or 11.1%, and a sales reduction of $1.8 million due to an increase in the use of our customer loyalty program, Action Pass, which requires sales be reduced as points are earned.  The positive impact on sales by reducing prices was offset by worsening macro-economic conditions.

Gross profit decreased $19.5 million, or 21.4%, primarily as a result of the sales decrease, an additional $7.0 million in markdowns primarily used to stimulate the demand for inventory and a $4.7 million increase in rent from new stores.  As a percent of sales, gross profit decreased 490 basis points to 24.9% from 29.8%.  The decrease is primarily the result of increased markdowns, rent as a percent of sales in newer stores which take time to reach their desired operating efficiency and the increased use of Action Pass.

Selling, general and administrative expenses increased $4.5 million, or 5.7%, primarily due to $3.9 million from expenses related to additional stores, $1.8 million for increased professional fees primarily related to new system implementation support and training as well as professional fees incurred in obtaining our new bank credit facility partially offset by labor savings of $1.4 million.  As a percent of sales, SG&A increased to 29.0% from 25.9%, primarily from the decrease in comparable store sales, the expenses associated with new stores, which take time to reach their desired operating efficiency, and an increase in professional fees.

A non-cash impairment charge of $10.7 million was recorded in the nine months ended December 28, 2008 related to eleven stores with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

Interest expense increased $0.4 million primarily due to a $0.4 million closing fee for the amended and restated bank credit facility, partially offset by lower interest rates on higher average outstanding debt.

A tax provision of $5.8 million was recorded for the nine months ended December 28, 2008 as there was no valuation allowance on the net deferred tax assets of $5.8 million at March 30, 2008.  Based largely on the magnitude of this quarter’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $19.8 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.

Primarily as a result of the reduction in same store sales, the opening of new stores, the impairment charge and the income tax valuation allowance, we incurred a net loss of $41.1 million, or $2.91 per diluted share for the nine months ended December 28, 2008.  Excluding the non-cash impairment charge and the affect of the valuation allowance as well as a non-cash impairment charge of $2.1 million pre-tax, or $0.09 per diluted share, recorded in the prior fiscal year, net loss was $24.6 million, or $1.74 per diluted share, compared to net income of $0.7 million, or $0.05 per diluted share for the same period last year.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store expansion, relocation and remodeling.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  Same store sales for the past six quarters from the second quarter of fiscal 2008 to the third quarter of fiscal 2009 are +2.2%, -6.9%, -8.8%, -11.1%, -6.7% and -15.4%, respectively.  More recently, for our fourth quarter through February 8, 2009 we have experienced a 21% decline in same store sales.  In the event this decline were to continue, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and are obtaining rent reductions and lease modifications from our landlords.  Additionally, we are evaluating our operating expenses, such as store labor, corporate overhead and advertising, and have commenced implementing cost reductions.  No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to improve our financial performance.  Moreover, no assurance can be given that by reducing operating expenses and controlling costs we will return to profitability.  Any failure to successfully reduce an adequate amount of operating expenses and control costs could constrain our ability to continue to operate our business.  If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.   Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.  See “Risk Factors - A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales.  If the decline were to continue, we may not have sufficient working capital to continue.” in Item 1A “Risk Factors.”

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant items for the nine months ended December 28, 2008 and December 30, 2007:

	Nine months ended
	December 28, 2008	December 30, 2007
	(in thousands)
Net loss	$(41,123)	$(607)
Depreciation and amortization	10,967	9,767
Impairment charge	10,730	2,077
Deferred income taxes	5,723	1,649
Accounts receivable	(1,953)	3,368
Merchandise inventories	(22,473)	(19,076)
Accounts payable	9,387	9,400
Prepaid expenses and other current assets	3,715	(597)
Other accrued expenses	9,718	7,160
Deferred rent	1,408	1,131
Other	(595)	(3,487)
Net cash (used in) provided by operating activities	$(14,496)	$10,785

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store.  Average inventory per store decreased 3.2% to $1.97 million from $2.04 million at the end of the third quarter of fiscal 2009 and fiscal 2008, respectively, in spite of the significant decrease in sales as compared to our plan.  The increase of $22.5 million in the nine months ended December 28, 2008 and the increase of $19.1 million in the nine months ended December 30, 2007 was primarily due to the seasonal build up of inventory and the addition of four new stores and seven new stores, respectively.

Historically, accounts payable increases as inventory increases.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Significant changes in accounts receivable are from the timing of payments due from landlords for tenant improvements.  For the nine months ended December 28, 2008, the amount due is $1.4 million which is also the reason for the increase in deferred rent.

Other accrued expenses include sales taxes which are generally due the following month.  As a result of the seasonal increase in sales, and therefore the sales tax collected, during the holiday period, other accrued expenses increase during the nine months ended December 28, 2008 and December 30, 2007.

A tax provision of $5.8 million was recorded for the nine months ended December 28, 2008 as there was no valuation allowance on the net deferred tax assets of $5.8 million at March 30, 2008.  Based largely on the magnitude of this quarter’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $19.8 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.  The net deferred assets include $10.3 million in net operating losses which can be carried forward for a period of 20 years under current regulations.  As part of the economic stimulus package, on January 29, 2009 a House bill which includes a provision that would extend the net operating loss carryback period from two to five years was approved.  In the event this bill becomes a law, we believe we could obtain an income tax refund of up to $10.0 million.

Prepaid expenses and other current assets provided $3.7 million in cash for the nine months ended December 28, 2008 due to the timing of lease payments, normally paid just prior to the end of the period.  In the third quarter of fiscal 2009, the payments were made shortly after the end of the period.

Net cash used in investing activities is primarily for capital expenditures as shown below:

	Nine months ended
	December 28, 2008	December 30, 2007
	(in thousands)
New stores	$9,511	$9,366
Remodels/Relocations	2,972	1,865
Existing stores	460	1,394
Information systems	1,407	5,101
Other	54	108
Total	$14,404	$17,834

We opened four new stores and relocated one store in the nine months ended December 28, 2008 compared to seven new stores in the same period last year.  The costs to open new stores can vary significantly depending on the terms of the lease.  Two of the stores opened in fiscal 2009 were significantly more expensive to open than our historical average as they are in highly desirable locations.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future.

Forecasted capital expenditures for the remainder of fiscal 2009 are expected to be nominal as all nonessential projects have been curtailed.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of December 28, 2008 is $55.2 million compared to $17.2 million at the end of fiscal 2008.  The increase is primarily the result of funding new and relocated stores in addition to cash used in operations.

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”) which provides for advances up to $45.0 million, increasing to $70.0 million, for the period September 1, through December 31, each year, and up to a $10.0 million maximum in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus an applicable margin up to 0.50% based on our fixed charge coverage ratio (3.75% at December 28, 2008) or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio).  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates.  This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to a covenant that we maintain a minimum cash flow coverage ratio of 1:1.  We do not now meet this minimum ratio.  While our cash flow coverage ratio is less than 1:1, we must avoid availability falling below the prescribed limits in order to comply with our covenants under the credit facility.

On January 9, 2009, we entered into a First Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement (the "First Amendment") dated as of December 28, 2008, with the Lender under the Amended and Restated Loan and Security Agreement, as amended, dated as of June 20, 2008 (the "Loan Agreement").

Under the First Amendment, (i), the Lender has agreed to forbear from exercising its rights in respect of the Event of Default described below under the Loan Agreement, (ii) we may not select a LIBOR-based interest rate under the Loan Agreement, and (iii) the Lender agreed to permit an overadvance in the amount of $1.5 million until January 13, 2009.  As of December 31, 2008, an event of default had occurred under the Loan Agreement due to our failure to maintain a "Fixed Charge Coverage Ratio" (as defined in the Loan Agreement) of not less than 1.00 to 1.00 (the "Event of Default").  On December 28, 2008, availability under the Loan Agreement was less than $10.5 million, thereby requiring the testing of the Fixed Charge Coverage Ratio.  The forbearance period under the First Amendment ended on January 31, 2009.  We acknowledged, among other things, that we had no defenses, claims or set-offs to the obligations under the Loan Agreement and provided the Lender a general release of claims.

Also on January 9, 2009, we entered into a letter agreement (the "Turnaround Letter Agreement") with the Lender in which, as an inducement to the Lender to enter into the First Amendment, we agreed to engage a certified turnaround professional on or before January 12, 2009 and for a minimum term of 90 days.  On January 9, 2009, we engaged FTI Consulting, to prepare cash flow and operating budgets to be presented periodically to the Board of Directors of the Company and to the Lender in accordance with the Turnaround Letter Agreement.

On January 29, 2009, we entered into a Second Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement (the “Second Amendment”) with the Lender under the Loan Agreement.  Under the Second Amendment, the Lender has agreed to extend the period during which it will forbear from exercising its rights in respect of certain defaults under the Loan Agreement from January 31, 2009 until the earlier to occur of any further default under the Loan Agreement or March 2, 2009.  There can be no assurance that there will not be another event of default or that the Lender will extend the forbearance period beyond March 2, 2009.   Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

The amount we can borrow under our credit facility with the Lender is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory, an unfavorable inventory appraisal or other factors, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  In January 2009, the Lender commissioned a third party appraiser to update the calculation of the “net orderly liquidation value” as defined in the agreement, and this valuation may impact the amount that we will be able to continue to borrow and pay bills as they become due.  In the likely event of an unfavorable inventory appraisal, we would need to further reduce our operating costs and seek alternative funding, the nature and source of which has not been identified and may not be available on acceptable terms, or at all.  If we are unable to implement either or both of these steps, our operations would be materially and adversely impacted.

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles.

The following table summarizes such obligations as of December 28, 2008:

	Payment due by period
		Less than			More than
	Total	1 year	2-3 year	4-5 year	5 years
	(in thousands)
Contractual Obligations
Operating Leases (a)	$273,428	$37,842	$70,986	$63,139	$101,461
Employment Contracts	806	170	339	297	-
Total Contractual Obligations	$274,234	$38,012	$71,325	$63,436	$101,461

(a) Amounts include the direct lease obligations.  Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and are therefore not included.  The amount of the excluded expenses are; $9.6 million, $8.5 million and $7.2 million for the fiscal years 2008, 2007 and 2006, respectively.

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.8 million relating to workers’ compensation insurance were outstanding as of December 28, 2008 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities.  Actual results may differ from these estimates.  As discussed in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes, estimation of net deferred income tax asset valuation allowance and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

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

Based largely on the magnitude of this quarter’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $19.8 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.  The net deferred assets include $10.3 million in net operating losses which can be carried forward for a period of 20 years under current regulations.  As part of the economic stimulus package, on January 29, 2009 a House bill which includes a provision that would extend the net operating loss carryback period from two to five years was approved.  In the event this bill becomes a law, we believe we could obtain an income tax refund of up to $10.0 million.

Factors That May Affect Future Results

Our short-term and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should carefully consider the following risk factors, in addition to the information contained elsewhere in this Report.  This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but are not limited to, those set forth below.

For a more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of the Company’s most recent Annual Report on Form 10-K. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

•
If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.   Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

•	No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to improve our financial performance.

•	A downturn in the economy has affected consumer purchases of discretionary items, reducing our net sales.

•	The covenants in our revolving credit facility may limit future borrowings to fund our operations.

•	No assurance can be given that our Board of Directors will be successful in its evaluation of strategic alternatives.

•	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

•	Our future growth will be dependent on the availability of additional financing.

•	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

•	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

•	Implementing Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and require significant management attention, and may not be successful.

•	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

•	If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

•	Our ability to expand our business will be dependent upon our ability to meet challenges in new and existing markets.

•	Failure to maintain an online presence that mirrors our customers’ in-store experience could adversely impact net sales.

•	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

•	Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.

•	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

•	Declines in the effectiveness of marketing could cause our operating results to suffer.

•	Problems with our information systems could disrupt our operations and negatively impact our financial results.

•	We are controlled by our Founder and management, whose interests may differ from other stockholders.

•	The price of our Class A Common Stock and Class B Common Stock may be volatile.

•	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

•	We may be subject to periodic litigation that may adversely affect our business and financial performance.

•	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

•	Terrorist attacks or acts of war may harm our business.

•	We rely on one distribution center and any disruption could reduce our sales.

•	We may pursue strategic acquisitions, which could have an adverse impact on our business.

•	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

•	Global warming could cause erosion of both our winter and summer seasonal businesses over a long-term basis.

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

In October 2006, we selected an enterprise resource management system (the "ERP System") from SAP to replace our existing merchandise and financial information systems.  Over the next 18  months, we were in the process of implementing this system, including testing the system in a controlled environment,  training our personnel in the use of the system and documenting and testing the control environment in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Our planned “go-live” date for the new system was October 1, 2007.  However, we encountered delays in, among other things, integrating the ERP System with our existing "best of breed" merchandise planning system.  As a result of such delays we elected to postpone implementation of the ERP System until after the end of the fiscal year ended March 30, 2008 as we did not believe it would be prudent to implement the new system so close to our fiscal year-end.  We implemented the ERP System on March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 10, 2008, we were served with a complaint filed in the California Superior Court in the County of San Diego, entitled Cole v. Sport Chalet, Inc., Case No. 37-2008-00081675-CU-BT-CTL, alleging violations of the California Civil Code and Business & Professions Code, as well as invasion of privacy.   This complaint was brought as a purported class action on behalf of persons who made purchases at our stores in California using credit cards and were requested to provide their zip codes. The plaintiff alleges, among other things, that customers making purchases with credit cards at our stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiff seeks, on behalf of the class members, statutory penalties, actual damages, punitive damages, disgorgement of profits, injunctive relief to require us to discontinue the allegedly improper conduct, and attorneys’ fees and costs.  On December 16, 2008, the parties agreed on the core terms of a classwide settlement of this case.  We are now in the process of documenting the settlement.  Thereafter, the settlement will require court approval.  If the settlement is concluded and approved, it should not have a material adverse impact on our financial condition.  If the settlement is not concluded and approved, we intend to continue to defend the suit vigorously.  We are not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition, and any required change in our business practices, as well as the costs of defending this litigation, could have a negative impact on our results of operations.

By letter dated May 14, 2008, an attorney for a former employee has asserted claims for sexual harassment by a former supervisor during the former employee’s one year of employment.  The former employee alleges being subjected to verbal and physical harassment.  The former employee is seeking compensatory damages and punitive damages, attorneys' fees and costs. The former employee has recently requested to submit her claims to arbitration.  We have just begun a review of the allegations, and we are not able to evaluate the likelihood of an unfavorable outcome nor can we estimate a range of potential loss in the event of an unfavorable outcome at the present time.  If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition.

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

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers.  The current downturn in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits are having, and are likely to continue for some time to have, a materially adverse effect on our results of operations.  Same store sales for the past six quarters from the second quarter of fiscal 2008 to the third quarter of fiscal 2009 are +2.2%, -6.9%, -8.8%, -11.1%, -6.7% and -15.4%, respectively.  More recently, for our fourth quarter through February 8, 2009 we have experienced a 21% decline in same store sales.  In the event this decline were to continue, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.  Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to improve our financial performance.

In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and are obtaining rent reductions and lease modifications from our landlords.  Additionally, we are evaluating our operating expenses, such as store labor, corporate overhead and advertising, and have commenced implementing cost reductions.  Moreover, no assurance can be given that by reducing operating expenses and controlling costs we will return to profitability.  Any failure to successfully reduce an adequate amount of operating expenses and control costs could constrain our ability to continue to operate our business.

The covenants in our revolving credit facility may limit future borrowings to fund our operations.

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”) which provides for advances up to $45.0 million, increasing to $70.0 million, for the period September 1, through December 31, each year, and up to a $10.0 million maximum in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus an applicable margin up to 0.50% based on our fixed charge coverage ratio (3.75% at December 28, 2008) or at our option we can fix the rate for a period of time at LIBOR plus an applicable margin (1.50% up to 2.50% based on our fixed charge coverage ratio).  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates.  This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and should availability fall below certain prescribed limits we would be subject to a covenant that we maintain a minimum cash flow coverage ratio of 1:1.  We do not now meet this minimum ratio.  While our cash flow coverage ratio is less than 1:1, we must avoid availability falling below the prescribed limits in order to comply with our covenants under the credit facility.

On January 9, 2009, we entered into a First Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement (the "First Amendment") dated as of December 28, 2008, with the Lender under the Amended and Restated Loan and Security Agreement, as amended, dated as of June 20, 2008 (the "Loan Agreement").

Under the First Amendment, (i), the Lender has agreed to forbear from exercising its rights in respect of the Event of Default described below under the Loan Agreement, (ii) we may not select a LIBOR-based interest rate under the Loan Agreement, and (iii) the Lender agreed to permit an overadvance in the amount of $1.5 million until January 13, 2009.  As of December 31, 2008, an event of default had occurred under the Loan Agreement due to our failure to maintain a "Fixed Charge Coverage Ratio" (as defined in the Loan Agreement) of not less than 1.00 to 1.00 (the "Event of Default").  On December 28, 2008, availability under the Loan Agreement was less than $10.5 million, thereby requiring the testing of the Fixed Charge Coverage Ratio.  The forbearance period under the First Amendment ended on January 31, 2009.  We acknowledged, among other things, that we had no defenses, claims or set-offs to the obligations under the Loan Agreement and provided the Lender a general release of claims.

Also on January 9, 2009, we entered into a letter agreement (the "Turnaround Letter Agreement") with the Lender in which, as an inducement to the Lender to enter into the First Amendment, we agreed to engage a certified turnaround professional on or before January 12, 2009 and for a minimum term of 90 days.  On January 9, 2009, we engaged FTI Consulting, to prepare cash flow and operating budgets to be presented periodically to the Board of Directors of the Company and to the Lender in accordance with the Turnaround Letter Agreement.

On January 29, 2009, we entered into a Second Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement (the “Second Amendment”) with the Lender under the Loan Agreement.  Under the Second Amendment, the Lender has agreed to extend the period during which it will forbear from exercising its rights in respect of certain defaults under the Loan Agreement from January 31, 2009 until the earlier to occur of any further default under the Loan Agreement or March 2, 2009.  There can be no assurance that there will not be another event of default or that the Lender will extend the forbearance period beyond March 2, 2009.   Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

The amount we can borrow under our credit facility with the Lender is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory, an unfavorable inventory appraisal or other factors, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  In January 2009, the Lender commissioned a third party appraiser to update the calculation of the “net orderly liquidation value” as defined in the agreement, and this valuation may impact the amount that we will be able to continue to borrow and pay bills as they become due.  In the likely event of an unfavorable inventory appraisal, we would need to further reduce our operating costs and seek alternative funding, the nature and source of which has not been identified and may not be available on acceptable terms, or at all.  If we are unable to implement either or both of these steps, our operations would be materially and adversely impacted.

No assurance can be given that our Board of Directors will be successful in its evaluation of strategic alternatives.

On February 2, 2009, we announced that our Board of Directors commenced an evaluation of strategic alternatives and retained Wedbush Morgan Securities as its financial advisor in this process.  The review process may include such alternatives as raising additional capital, amending or replacing our current bank credit facility, further reducing expenses, or continuing to execute our current operating plan.  No timetable has been set for completion of the review and no assurance can be given that the Board will have sufficient time to complete its evaluation.  We have no commitment or agreement with respect to any transaction, and there can be no assurance that any transaction will result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

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

SPORT CHALET, INC.

DATE:	February 11, 2009	By:	/s/	Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)