Form 10-K
period 2009-03-29
SPORT CHALET INC
filed 2009-06-29
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to                             .

Commission file number:  0-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4390071 (I.R.S. Employer Identification Number)

One Sport Chalet Drive, La Cañada, California (Address of principal executive offices)	91011 (Zip Code)

Registrant’s telephone number, including area code: (818) 949-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.01 par value Class B Common Stock, $0.01 par value	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[   ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes  [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ]  Yes  [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]  Yes  [X]  No

The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2008, was approximately $13.2 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.

At June 25, 2009, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 29, 2009.

TABLE OF CONTENTS

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

ITEM 1.  BUSINESS

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise), is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of March 29, 2009, we had 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah. These stores average approximately 41,000 square feet in size. In addition, we have a retail e-commerce store at www.sportchalet.com. Originally we were incorporated in California and we reincorporated as a Delaware corporation in 1992. Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.

Operating History

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in the industry, Norbert’s mission was three simple things.  To “see things through the eyes of the customer;” “to do a thousand things a little bit better;” and to focus on “not being the biggest, but the best.”  Over the last 50 years, Sport Chalet has grown into a chain of 55 specialty sporting goods stores serving California, Nevada, Arizona and Utah.

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California and to Nevada, Arizona and Utah.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  We opened seven stores in fiscal 2008, 17 stores in the last three years and 25 in the last five years.  In fiscal 2009, we opened four new stores, relocated one and re-launched our website.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future.

Store openings have had a favorable impact on sales volume, but have negatively affected profit in the short term.  New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures.  As the store matures, sales tend to level off and expenses decline as a percentage of sales.  We believe our stores historically have required three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores, the impact of competitors’ stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our newer stores will mature at that rate.  We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, which are primarily the costs associated with training employees and stocking the store.  Cash requirements for opening costs of each new store can vary significantly depending on how much the landlord has agreed to contribute to our required improvements.

We believe our stores are located in the geographic regions hardest hit by the downturn in the housing and credit markets.  Our sales largely depend on the economic environment and level of consumer spending in the geographic regions around our stores.  The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas are having, and may in the future continue to have, a materially adverse effect on our results of operations.

Recent Events

Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  Comparable store sales declined 4.5% for fiscal 2008 and 12.4% for fiscal 2009 as we continue to confront a difficult macro-economic environment, which began with weak housing trends and high gasoline prices in our core markets and continued with the financial and credit crisis.  As a result of the reduction in comparable store sales for fiscal 2009 and the opening of new stores which have not reached maturity, we incurred a net loss of $52.2 million, or $3.70 per diluted share, compared to a net loss of $3.4 million, or $0.24 per diluted share, for fiscal 2008.  We have sustained operating losses in seven of the past eight quarters.  Comparable store sales for the past seven quarters from the second quarter of fiscal 2008 to the fourth quarter of fiscal 2009 are +2.2%, -6.9%, -8.8%, -11.1%, -6.7%, -15.4% and -17.7%, respectively.  More recently, for our first quarter through June 21, 2009, we have experienced a 14.9% decline in comparable store sales.

Non-cash impairment charges of $10.7 million and $2.1 million were recorded in fiscal 2009 and 2008, related to eleven and two stores, respectively, with significantly lower than expected sales volume which, based on recent trends, those stores are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.

As of December 31, 2008, an event of default had occurred under our Amended and Restated Loan and Security Agreement, as amended, dated as of June 20, 2008 (the "Loan Agreement") with our existing lender, Bank of America, N.A. (the “Lender”).  On January 9, 2009, we entered into an amendment to the Loan Agreement (the "First Amendment") under which, among other things, the Lender agreed to forbear from exercising its rights in respect of the event of default until January 31, 2009.  On January 29, 2009, the Lender agreed to extend the forbearance until March 2, 2009.

On March 2, 2009, we further amended the Loan Agreement (the “Third Amendment”).  Under the Third Amendment, (i) the Lender waived the event of default, (ii) the amount we can borrow against our borrowing base was reduced, (iii) the interest rate was increased, and (iv) we agreed to maintain a minimum monthly EBITDA.  The seasonal revolver limits under the credit facility remain unchanged under the Third Amendment.

On May 4, 2009, we amended the Loan Agreement (the “Fourth Amendment”).  Under the terms of the Fourth Amendment, our availability increases by up to an additional $10.0 million through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  For a more detailed description of our Loan Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Item 1A. Risk Factors – The covenants in our revolving credit facility may limit future borrowings to fund our operations.”

Company Initiatives to Manage Macro-Economic Environment

In October 2008, we began aggressively taking action to address the severe downturn in the macro-economic environment by examining our practices, assumptions, models and cost structures in an effort to modify our business model in a manner which makes the Company more efficient, more focused and better able to navigate the difficult environment.  We are focused more intently than ever on reducing operating expenses and improving liquidity through the following core initiatives:

•	Amended loan agreement with our single source lender, Bank of America, following two 30-day forbearance agreements.

•	Aggressively reduced aged inventory, providing fresher and cleaner merchandise on the floor and enhancing the collateral base.

•	Communicated with all vendors regularly throughout the process to make sure they were fully aware of the challenges we are facing and the initiatives taken for a turnaround.

•	Renegotiated lease terms across many of our stores, which eliminated the immediate need for store closures with reduced base rent payments, percentage rent and kick-out clauses.

•	Significantly increased payroll efficiency in our stores and distribution center, which delivered lower spend per customer while maintaining the customer experience.

•	Initiated significant reductions in corporate overhead, from a personnel and discretionary spending standpoint.

•	Strengthened our corporate governance policies and practices.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall  economic climate, we believe these initiatives combined with a diminished competitive environment due to the exit or diminished capacity of many key specialty competitors throughout the marketplace will position us for sustainability, viability and positive results in the future.

In June 2008, we moved from a cash flow based revolving bank loan to an asset-based loan to improve liquidity.  We had gone for nine years, through the end of 2006, without bank debt at the end of any quarter.  This changed as we invested heavily for growth with twelve new stores over the past two years, a 33% growth rate.  Additionally, there was a $9.5 million investment in computer systems primarily from SAP along with $2.1 million investment in ecommerce.  This led to the increased borrowing.  Subsequently, we defaulted on a loan covenant and received a Forbearance Agreement from Bank of America in January 2009 and a second Forbearance Agreement in February 2009.  By March 2, 2009, based on improving metrics of the Company and the initiatives listed above, we were able to successfully negotiate an amendment to our loan agreement which waived the event of default and reset the covenants.  Subsequently, on May 4, 2009, the bank amended the line to increase availability an additional $10 million.

In Fall 2008, we began an aggressive inventory management program, which led to historic lows of aged Winter apparel and hardlines, along with footwear, general apparel, and other key categories of hardlines.  This was due in part to the renewed commitment by us to better inventory control, new executive leadership in merchandising, along with the implementation and roll out of SAP computer systems.  The result was fresh assortments on the floor and an enhanced borrowing base.

In January 2009, we began communicating with vendors asking for additional dating and credit terms, merchandise returns and other means of vendor support.   Our requests were reviewed and approved by a significant number of our vendors.  From January through May 2009, we received a total of $138.6 million in fresh inventory at retail.  Combined with the reduction in aged inventory, we believe we have the freshest and cleanest inventory on our sales floors in our history.

In November 2008, we began approaching landlords of all 55 stores, as well as of the corporate office, distribution center, and Team Sales division about restructuring lease terms.  To date, these efforts have resulted in projected savings of approximately $14 million over the next three years with many leases to include kick-out clauses, percentage rent and co-tenancy clauses.  We continue to negotiate aggressively for additional concessions.

In October 2008, we revised our store operating model by creating four models based on individual store performance, increasing the number of fulltime versus part-time employees, freezing incentive and salary programs. This resulted in a $7.2 million payroll reduction in the second half of fiscal 2009, combined with an expected $10.7 million reduction throughout fiscal 2010.  We began approaching expense vendors concerning elimination or reduction of non-critical programs, implementing aggressive cost containment and renegotiations.  In the second half of fiscal 2009, we reduced over $2.8 million in annual expenses, which includes advertising and marketing, professional fees, supplies, utilities, repairs and maintenance, travel, insurance, computer maintenance agreements, auditor and attorney fees, alarm monitoring services and shipping costs.  We expect a $9.4 million reduction throughout fiscal 2010 in those expenses.  In addition, there were headcount reductions in the corporate office and distribution center.

We are working toward new corporate governance policies aimed to provide complete transparency to stockholders, such as removal of classes for Directors, annual election of Directors by a simple majority vote, and the elimination of Actions by Written Consent.  Additionally, we are changing the compensation structure to decrease the fees paid to the Board of Directors.

Despite the macro-economic environment, we continued to aggressively move forward with our Sport Chalet Action Pass program, which was initiated in November 2007 to enhance our customer relationship management capabilities.  At the beginning of the fiscal year, we had 278,000 members.  To date, we have 720,000 members and are signing 6,000 to 8,000 new members each week.  Currently, over 40% of all sales are being generated by Action Pass members.  We have shifted a significant portion of our marketing activities away from traditional channels and towards direct marketing to our Action Pass members, our best customers, and believe that this will result in a higher return on advertising investment.

We successfully completed on-time and on-budget the launch of the new sportchalet.com website on March 23, 2009.  We established a leadership position in ecommerce in the sporting goods industry by selecting Marketlive, Sapient, Shopatron, Bazaarvoice, and Experian CheetahMail to run the website.  This new business is expected to achieve average store sales volume by the end of the fiscal year and continue to grow.  It is also expected to be one of our primary advertising and marketing vehicles in the future.

In April 2008, we implemented SAP, our core finance and merchandising system, replacing a 25-year-old legacy system.  The cost of this system was $9.5 million.  This installation provided the platform for us to become Sarbanes-Oxley compliant and provided the foundation for the ecommerce platform to launch.  The system provides enhanced cost controls as well as performance data and has been a key component to manage cash flow and expenses.  We received an award from SAP as the retailer experiencing the most timely and efficient implementation for the year.

As mentioned earlier, as a result of the initiatives taken by us, Bank of America approved loan amendments favorable to us and agreed to covenants that require a $19 million EBITDA loss in fiscal 2009 improve to a $5.4 million EBITDA profit in fiscal 2010, a $24 million improvement.  Performance against this plan is measured on a monthly cumulative basis and non-compliance could result in a default.  We have reported to the bank that results have exceeded plan in the first two months of fiscal 2010.  We believe that these aggressive actions taken early in the crisis, and in most cases well ahead of our competitors, positions us for sustainability, viability and positive results in the future.

Stores and Merchandising

Our prototype store is 42,000 square feet in size and showcases every merchandise and service category with the feel of a specialty shop all contained under one roof.  The full-service approach to customer service and product knowledge is enhanced by fixtures which feature specific categories.  Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting us to offer our customers a high level of product knowledge and service from the beginner to the serious sports enthusiast.

Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, pool for SCUBA and water sports instruction and demonstrations, and a 100 foot shoe wall, among other features.  We have retro-fitted ten mature stores to conform to the prototype as much as was practical.  For both new stores and remodels, we continually update our prototype format to remain competitive.  While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many standard prototype design elements as possible.  We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of capital. As of March 29, 2009, 78% of our store base is based on our prototype.

Our stores feature a number of distinct, specialty sports and lifestyle categories, offering a large assortment of quality brand name merchandise at competitive prices.  The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and core specialty merchandise such as snowboarding, skateboarding, mountaineering and SCUBA.  The merchandise appeals to both experts and moderate users.  Using our investments in technology, we tailor each store’s merchandise mix to appeal to our customers in each market.  In addition, our stores offer over 50 services for the serious sports enthusiast, including backpacking, canyoneering, and kayaking instruction, custom golf club fitting and repair, snowboard and ski rental and repair, SCUBA training and certification, SCUBA boat charters, team sales, racquet stringing, and bicycle tune-up and repair.  Although the revenues generated by these support services are not material, these services further differentiate us from our competitors.  Generally, our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Friday, 9:00 a.m. to 9:00 p.m. Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

The following table illustrates our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items suchas apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Fiscal year
	2009	2008	2007
Hardlines	53%	52%	53%
Apparel	27%	28%	27%
Footwear	20%	20%	20%
Total	100%	100%	100%

Ecommerce

Prior to December 2008, Sport Chalet had an online store that was operated and managed by GSI Commerce, Inc. (“GSI”).   Since 1999, GSI had created and operated all aspects of the www.sportchalet.com shopping experience, including fulfillment and purchasing. Sport Chalet received a license fee based on a percentage of sales generated by the website.  The licensing fee was not material to total revenues.

In March 2009, we re-launched our website at www.sportchalet.com, providing a fully integrated online/offline shopping experience for customers.  The site is currently managed by Sport Chalet employees and will display the complete selection of merchandise available in Sport Chalet stores by the Fall of this year.  The new site also presents information about all the services available in our stores and provides product selection tools, advice and community sharing technologies.  In developing this new ecommerce strategy, we leveraged our significant investments in infrastructure and systems including SAP, High Jump and MarketMax/SAS.  We also partnered with leading technology providers to maximize the opportunity including:

•	MarketLive – for the ecommerce platform and web site hosting. The Marketlive solution includes value added technology services from Endeca, Omniture and Scene7.
•	Sapient Interactive – for site design, build and technical integration.
•	Shopatron – for order management, payment processing, customer support, and enabling of in-store pickup.
•	Baazarvoice – for customer ratings and reviews.
•	Experian Cheetah Mail – for email campaign management.

Purchases made online are shipped from the distribution center or our stores, leveraging our inventory investment.  By the end of the June 2009, customers will be able to complete purchases online and have merchandise available for in-store pickup.

Marketing and Advertising

Historically, we have generated our marketing and advertising campaigns in-house, with production support from outside vendors as needed.  The campaigns are designed to reflect our strategic direction through our brand and product offerings, as well as communicate a focused and consistent theme/event calendar through media including email, direct mail, radio, newspaper, magazines and the internet. Our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances.   Moving forward, we have significantly enhanced our online presence with a complete redesign of sportchalet.com and new initiatives focused on driving consumers to the new website and building ongoing relationships with our Action Pass customers.  We seek to strengthen our position as a leading sporting goods retailer in our markets through high-profile sponsorships with teams such as the Los Angeles Lakers, University of Southern California and University of California, Los Angeles while raising our profile in communities where we do business with contributions to local teams and leagues through our Team Sales Division.

The launch of the new sportchalet.com in March 2009 marked the introduction of an ecommerce strategy to better connect with our customers, capture additional market share through an online and offline shopping experience, and raise familiarity with Sport Chalet.  As traditional forms of media become less relevant and effective, this platform will allow us to leverage our vendors’ creative resources and web-ready content to our advantage.  Unlike traditional media, there is less lead time involved and a social connection can be established with customers, similar to the store experience. By internally managing the website, we will be able to better control product assortments, specialty services featured and branding opportunities offered.  The new site is supported with a program of online ads combined with search engine marketing and optimization to build awareness of Sport Chalet with online shoppers, especially around key promotional periods.

Our customer relationship program, Action Pass, continues to grow following its rollout in November 2007.  In addition to earning points for each purchase redeemable towards future purchases, Action Pass members have access to exclusive merchandise, appearances by athletes, trips and value-added services related to their particular sporting interest.  The program allows us to develop targeted marketing vehicles targeted at specific customers to create excitement around product launches, new technologies and new services.  We are forming stronger relationships with our customers as we actively solicit Action Pass members’ feedback regarding their decision to shop at Sport Chalet and perceptions of our store environment, product selection, and pricing.  This allows us to understand our customers’ purchasing habits and shopping carts.  We use this information to respond to our customers’ shopping preferences and patterns with continuous improvement in merchandise assortments, category adjacencies and other marketing initiatives across our entire network of stores.  Additionally, we are not obligated to long term advertising schedules, which can be expensive and we believe this to be a more efficient way to use vendor support.

Seasonality

The market for retail sporting goods is seasonal in nature.  As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season.  In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly Winter-sports related products.  In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales.  Winter-related products and services represent approximately 16% of our annual net sales and have ranged from 25% to 31% of sales in our fourth fiscal quarter.  We anticipate this seasonal trend in sales will continue.  We attempt to respond to changes in mid-season weather by maintaining flexibility in product placement at the stores and the marketing of product offerings.  See “Item 1A. Risk Factors – Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.”

Purchasing and Distribution

In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from approximately 1,000 vendors.  Vendor payment terms typically range from 30 to 120 days from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 10% of our total inventory purchases for fiscal 2009, up from 8% in fiscal 2008, and our 10 largest vendors collectively accounted for 40% of our total purchases during fiscal 2009.

For merchandise planning and allocation we use the SAS Marketmax software solution.  This software includes merchandise planning, open-to-buy management, assortment planning, store clustering, high performance forecasting, performance analysis and allocation.  We allocate merchandise to our stores based on trends and statistical modeling maximizing flow-through at our distribution center.  We believe this technology package allows us to better plan and forecast our business and leverage the information to optimize store assortments and merchandise allocations.

For replenishment we use a system from JDA Software Group, Inc.  The JDA E3 system consists of three modules: (i) warehouse replenishment, which manages purchases from vendors, (ii) store replenishment, which manages shipments from the warehouse to stores, and (iii) network optimization, which synchronizes the two systems. In addition, we use the JDA Consumer Outlook and Pinpoint seasonal profile software to help identify, create and manage the seasonal trends of our merchandise. Currently, we use the E3 system to manage approximately 54% of our total inventory.  The remaining 46% of the inventory purchases are managed by the SAS Marketmax software.

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

CRS Enterprise Selling software replaced our manual processes of locating and transferring products for a customer in fiscal 2008.  In the event we do not stock a particular item in a store, this software allows us to quickly locate the item in another location, including our distribution center, and complete the sale by accepting payment from the customer and shipping merchandise from the most optimal location to the customer’s preferred destination.

Information Systems

Historically we have used a “best of breed” approach to information systems.  All systems communicated with a legacy system that was the centralized data repository and the primary financial system.  As part of our comprehensive review of internal control over financial reporting and also to enhance our ability to grow, the legacy system has been replaced effective March 31, 2008.

In October 2006, we selected mySAP2005 ERP from SAP as the replacement system and began the implementation process.  Selecting SAP was based on a strategic decision to focus future resources on a single-vendor ERP solution in lieu of the historical “best of breed” approach.  Our analysis had revealed that recent improvements in SAP’s solutions provided robust retail functions, and we anticipate that future releases will provide additional support for improved retail business processes.  This decision will eventually permit us to enjoy the efficiencies of a fully integrated solution without the overhead generally associated with interfacing systems in a multi-vendor solution.

Store systems use the Retail Store 3.0 Suite of applications from CRS Retail Systems that were upgraded to the current release in the Summer 2006, including a Returns Management application, and IBM SurePOS hardware.  CRS Enterprise Selling was added in fiscal 2008. The processing of debit/credit card authorization allows on-line debit and signature capture. A custom rental program is also a part of the store system.  For merchandise planning and allocation we use the SAS Marketmax software solution.  Merchandise replenishment is controlled by E3 software from JDA.  The distribution center uses warehouse management software from HighJump Software (a 3M Company).

Our inventory systems track purchasing, sales and inventory transfers down to the lowest level of detail, individual items by size, color and store, which allow us to identify and project trends and replenishment needs on a timely basis.

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

Industry and Competition

The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

•	specialty stores, such as REI, Finish Line and Adventure 16;

•	full-line sporting goods chains, such as The Sports Authority and Dick's Sporting Goods;

•	supplier-owned stores, such as Nike, The North Face, adidas, New Balance and Puma;

•	mass merchandisers, club stores, discount stores and department stores, such as Wal-Mart, Costco, Target and Kohl’s, Macy's and Nordstrom; and

•	Internet retailers and catalog merchandisers, such as Amazon.com, Bass Pro, Cabela’s and Sportsman’s Guide.

In 2008, the sporting goods industry was severely impacted by the weak macro-economic environment.  Several competitors have closed stores, including Busy Body, Active Ride Shops, Joe’s and Sportsman’s Warehouse.  Other competitors have greater financial resources than we do, or better name recognition in regions into which we might seek to expand. Our industry is dominated by sporting goods superstore retailers, i.e., full-line sporting goods chains with stores typically larger than 40,000 square feet.  Superstore chains generally provide a greater selection of higher quality merchandise than other retailers, while remaining price competitive.   Specialty retailers often have the advantage of a lower cost structure and a smaller "footprint" that can be located in shopping centers and strip malls, offering more customer convenience.  Many of these competitors have an online store, offering customers easy access to merchandise.

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

Employees

As of March 29, 2009, we had a total of approximately 3,200 (down from 4,300 at March 30, 2008) full and part-time employees, 2,900 of whom were employed in our stores and 300 of whom were employed in warehouse and delivery operations or in corporate office positions.  None of our employees are covered by a collective bargaining agreement.  We encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations. A typical store has approximately 55 employees (down from 75 in fiscal 2008), of whom 10 to 25 are in the store at any given time on a normal operating basis.  Generally, each store employs a general manager, two to three assistant managers, who along with supervisors and department heads oversee the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

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

Additional Information

The Company makes available free of charge through our website, www.sportchalet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

Our credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $55.0 million, increasing to $75.0 million from September 1st of each year through December 31st of each year.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  The availability on this credit facility is reduced in July 2010 and expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets.  We are subject to an EBITDA covenant that requires us to exceed certain monthly amounts as defined in the Fourth Amendment to the Amended and Restated Loan and Security Agreement. There can be no assurance that there will not be an event of default and additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

The amount we can borrow under our credit facility with the Lender is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us product, the aging of inventory, an unfavorable inventory appraisal or other factors, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.

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

If our vendors do not provide sufficient quantities of products, our net sales and profitability could suffer.

We purchase merchandise from approximately 1,000 vendors.  Although only one vendor accounted for approximately 10% of our total inventory purchases for fiscal 2009, our dependence on principal vendors involves risk.  Our 10 largest vendors collectively accounted for 40% of our total purchases during fiscal 2009.  If there is a disruption in supply from a principal vendor for any reason, including concern over our position with our lender, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase.  A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control.  Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.  Moreover, many of our vendors provide us with incentives, such as return privileges, volume purchase allowances and cooperative marketing arrangements.  A decline or discontinuation of these incentives could reduce our profits.

A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers.  The current downturn in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits are having, and are likely to continue for some time to have, a materially adverse effect on our results of operations.  We have sustained operating losses in seven of the past eight quarters.  Comparable store sales for the past seven quarters from the second quarter of fiscal 2008 to the fourth quarter of fiscal 2009 were +2.2%, -6.9%, -8.8%, -11.1%, -6.7%, -15.4% and -17.7%, respectively.  More recently, for our first quarter through June 21, 2009, we have experienced a 14.9% decline in comparable store sales.  In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to return to profitability.

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

We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

We continually review all our stores' operating performance and evaluate the carrying value of their assets in relation to their expected future cash flows.  In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets.  In fiscal 2008, we incurred a $2.1 million noncash impairment charge for two stores and in fiscal 2009, we incurred a $10.7 million noncash impairment charge for eleven stores.  If our newer stores' operating performance does not improve in the future or our existing stores’ operating performance continues to deteriorate in the future, the carrying value of our stores' assets may not be recoverable in light of future expected cash flows.  Additionally, our newer stores may not mature at a rate in line with our expectations or past experience.  This may result in our need to record additional impairment losses in certain markets where our stores operate and could have a materially adverse effect on our business, financial condition and results of operation.

No assurance can be given that our Board of Directors will be successful in its evaluation of strategic alternatives.

On February 2, 2009, we announced that our Board of Directors had commenced an evaluation of strategic alternatives and retained a financial advisor in this process.  The review process may include such alternatives as raising additional capital, amending or replacing our current bank credit facility, further reducing expenses, or continuing to execute our current operating plan.  No timetable has been set for completion of the review and no assurance can be given that the Board of Directors will have sufficient time to complete its evaluation.  We have no commitment or agreement with respect to any transaction, and there can be no assurance that any transaction will result.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The sporting goods business and the retail environment are highly competitive, and we compete with national, regional and local full-line sporting goods chains, specialty stores, supplier owned stores, discount and department stores, and internet retailers.  A number of our competitors are larger and have greater resources.  No assurance can be given that a diminished competitive environment due to the exit of key competitors throughout the marketplace will allow us to improve our business and increase our overall profitability.

Our future operations may be dependent on the availability of additional financing.

We may not be able to fund our future operations or react to competitive pressures if we lack sufficient funds.  Unexpected conditions could cause us to be in violation of our lender’s operating covenants as occurred in fiscal 2009.  Although we have restructured our bank credit facility and we believe we have sufficient cash available through our bank credit facilities and cash from operations to fund existing operations for the foreseeable future, we cannot be certain that additional financing will be available in the future if necessary.

Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

Currently, most of our stores are located in Southern California and the remaining are located in Northern California, Central California, Nevada, Arizona and Utah.  Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations.  For example, warm Winter weather in the resorts frequented by our customers has affected sales in the most recent fiscal year.  When the region suffers an economic downturn, such as the mortgage crisis which has been especially strongly felt in California, Arizona and Nevada, or when other adverse events occur, historically there has been an adverse effect on our sales and profitability.  In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments.  Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

If we fail to anticipate changes in consumer preferences, we will experience lower net sales, higher inventory markdowns and lower margins.  Products may or may not appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change.  Specialty sporting goods are often subject to short-lived trends, such as the short-lived popularity of wheeled footwear.  Apparel is significantly influenced by the latest fashion trends and styles.  Our success depends upon the ability to anticipate and respond in a timely manner to trends in specialty merchandise and consumers’ participation in sports on an individual market basis. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase products from vendors up to nine months in advance of the proposed delivery, misjudging the market may cause us to over-stock unpopular products and force inventory markdowns that could have a negative impact on profitability, or cause us to have insufficient inventory of a popular item that can be sold at full markup.

Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

The increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially.  While we are taking significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities or other developments will prevent the compromise of our customer transaction processing capabilities and personal data.  More specifically, as Action Pass, our customer relationship program, continues to grow, our exposure and risk increase as well.  If any such compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

As a result of the current economic downturn, we have delayed opening new stores.  Continued growth is uncertain and subject to numerous risks.

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

In addition, growth depends on a strategy of opening new, profitable stores in existing markets and in new regional markets.  The ability to successfully implement this growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we might not be able to hire and retain qualified store personnel; and

•	we might not have the financial resources necessary to fund our expansion plans.

We face additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, sales could decrease and operating costs could increase. Furthermore, a decline in our overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in our geographical markets may adversely affect our current growth plan.  There can be no assurance that we will possess sufficient funds to finance the expenditures related to a growth plan, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

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

Our marketing campaigns historically relied on direct mail, radio, newspaper, magazines and more recently, email and the internet.  Also our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances.  Our recent strategy shift significantly enhanced our online presence with a complete redesign of sportchalet.com and new initiatives focused on driving consumers to the new website and building ongoing relationships with our Action Pass customers.  We are directly marketing to individual customers based on their personal shopping information through the customer relationship program.  No assurance can be given that our recent shift in marketing strategy will be successful in connecting with our customers, capturing additional market share through a fully integrated online and offline shopping experience, and raising familiarity with Sport Chalet.  We are relatively new to and have fewer resources than our competitors in the ecommerce arena and our results may not be consistent with our expectations.  In addition, no assurance can be given that what we learn from our Action Pass members about their shopping preferences and patterns will increase our ability to apply this learning to decisions about assortments, category adjacencies, and other marketing initiatives across our entire network of stores.

Problems with our information systems could disrupt our operations and negatively impact our financial results.

Our ability to successfully manage inventory levels and our centralized distribution system largely depends upon the efficient operation of our computer hardware and software systems.  We use management information systems to track inventory information at the store level, replenish inventory from our warehouse, and aggregate daily sales information among other things.  These systems and our operations are vulnerable to damage or interruption from:

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

At June 25, 2009, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.  Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

At June 25, 2009, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders.  Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power.  Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer.  The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

Changes to our environment, whether natural or man made, could cause significant disruption in both air temperature and snowfall, limiting our ability to capitalize on one of our core competencies-the Winter business.  In addition, lack of proper snowfall could have a negative impact on our fishing and lake-focused water sports businesses, as these rely on streams, rivers, and lakes to be at adequate depth and clarity in order to provide enjoyable experiences for our customers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At March 29, 2009, we had 55 store locations.  The following table summarizes the key information on our retail properties:

Location	Opening Date	Gross Square Footage
La Cañada (1)(2)	June 1960	45,000
Huntington Beach (2) (5)	June 1981	50,000
La Jolla	June 1983	20,400
Mission Viejo	August 1986	29,900
Point Loma (2)	November 1987	34,600
Valencia (2) (4)	November 1987	40,000
Marina del Rey (3)	November 1989	42,300
Beverly Hills	November 1989	40,500
Brea (2) (4)	April 1990	40,500
Oxnard (2)	June 1990	40,500
West Hills (2) (3)	June 1991	44,000
Burbank (7)	August 1992	45,000
Torrance (6)	November 1993	43,700
Glendora	November 1993	40,400
Rancho Cucamonga (2)	June 1994	36,000
Irvine (2)	November 1995	35,000
Laguna Niguel (5)	November 1997	40,000
Mission Valley (6)	June 1998	47,000
Long Beach (7)	May 1999	43,400
Porter Ranch	July 1999	43,000
Temecula (5)	October 1999	40,000
Chino Hills	July 2000	42,000
Palmdale (2)	June 2001	39,400
Henderson, NV (2)	November 2001	42,000
Costa Mesa – South Coast Plaza	November 2001	41,600
Summerlin, NV (2)	November 2002	40,300
Riverside	November 2002	46,100
Antioch (2)	November 2003	40,000
Redlands (2)	November 2003	42,000
Sacramento (2)	December 2003	40,600
Roseville	August 2004	37,000
Pleasanton (2)	August 2004	40,500
Arcadia	October 2004	42,200
Elk Grove (2)	November 2004	42,000
Visalia (2)	November 2004	41,000
Happy Valley, AZ (2)	November 2005	42,000
Chandler, AZ (2)	November 2005	41,200
Scottsdale, AZ (2)	November 2005	41,500
Foothill Ranch (2)	February 2006	43,400
Thousand Oaks (2)	May 2006	40,300
Vacaville (2)	August 2006	41,600
San Jose	November 2006	44,000
San Marcos (2)	November 2006	40,000
Mira Loma (2)	November 2006	39,300
Tempe, AZ (2)	July 2007	42,000
Las Vegas, NV (2)	November 2007	42,000
Phoenix, AZ	May 2007	40.900
Bakersfield	May 2007	42,000
Goodyear, AZ (2)	November 2007	41,400
Peoria, AZ (2)	November 2007	42,000
West Jordan, UT (2)	November 2007	42,000
West Los Angeles	June 2008	50,500
Queen Creek, AZ (2)	August 2008	42,500
Concord	November 2008	42,400
Menifee (2)	November 2008	41,200
	Total	2,260,100

(1) The original store opened in 1959.  The number of facilities and square footage has fluctuated over the years.  In August 2008, we completed our plans to relocate four buildings which have served the La Cañada Flintridge, California market into a single 45,000 square foot store. The four buildings, which the Company has historically reported as one store, together totaled 40,000 square feet.  During fiscal 2008, in preparation for the new store, the four buildings in La Cañada Flintridge had been consolidated into a single temporary location which was approximately 28,000 square feet.

(2) Includes swimming pool facility for SCUBA and kayaking instruction.
(3) Remodels completed in fiscal 2004.
(4) Remodels completed in fiscal 2005.
(5) Remodels completed in fiscal 2006.
(6) Remodels completed in fiscal 2007.
(7) Remodels completed in fiscal 2008.

We lease all of our existing store locations.  The leases for most of the existing stores are for approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases.  The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  All of the leases obligate us to pay costs of maintenance, utilities, and property taxes.  In our efforts to reduce operating expenses and improve liquidity, we have reviewed our store leases and are obtaining rent reductions and lease modifications from our landlords.  We currently expect to achieve rent savings totaling approximately $14 million over the next three years.  These negotiations, which are on-going, include renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded.  We are also exploring the possibility of potentially closing stores that have no rent concession in place and are underperforming with no significant improvement foreseen in the near term.

We lease from corporations controlled by Norbert Olberz, Sport Chalet’s Founder (the “Founder”), our corporate office space in La Cañada and our stores in La Cañada, Huntington Beach and Porter Ranch, California.  We have incurred rental expense to the Founder of $2.8 million, $2.5 million and $2.5 million in fiscal 2009, 2008 and 2007, respectively.

On June 2, 2008, our Board of Directors upon recommendation of the Audit Committee approved a lease to relocate and expand the La Cañada store from a corporation under the control of the Founder.  Four buildings which have served the La Cañada Flintridge, California market was relocated into a single 45,000 square foot store in fiscal 2009.  The initial term of the lease is ten years with three five-year option periods.  Minimum annual rent for the first five years is $18.00 per square foot, plus common area maintenance and property taxes, with provisions for additional rent based on sales exceeding preset amounts.  The existing lease for the old buildings was terminated upon the opening of the newly relocated store in August 2008.

Management believes that the occupancy costs under the leases with corporations controlled by the Founder described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

ITEM 3.  LEGAL PROCEEDINGS

On April 10, 2008, we were served with a complaint filed in the California Superior Court in the County of San Diego, entitled Cole v. Sport Chalet, Inc., Case No. 37-2008-00081675-CU-BT-CTL, alleging violations of the California Civil Code and Business & Professions Code, as well as invasion of privacy.   This complaint was brought as a purported class action on behalf of persons who made purchases at our stores in California using credit cards and were requested to provide their zip codes at the time of such purchases.  The plaintiff alleges, among other things, that this practice violated California law.  The plaintiff seeks, on behalf of the class members, statutory penalties, actual damages, punitive damages, disgorgement of profits, injunctive relief to require us to discontinue the allegedly improper conduct, and attorneys’ fees and costs.

On December 16, 2008, the parties agreed on the core terms of a classwide settlement of this case and thereafter signed a written settlement agreement.  On May 1, 2009, the Court issued an order preliminarily approving the parties' settlement.  The parties are now in the process of providing notice of the settlement to class members.  The Court has scheduled a hearing of plaintiff's motion for final approval of the settlement for July 31, 2009.  If the settlement receives final approval and is concluded, it should not have a material adverse impact on our financial condition.  If the settlement is not concluded for any reason, we intend to continue to defend the suit vigorously.  We are not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition, and any required change in our business practices, as well as the costs of defending this litigation, could have a negative impact on our results of operations.

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

No matters were submitted to our stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

Pursuant to the stockholder approved recapitalization plan that established two classes of common stock, on September 21, 2005, each outstanding share of common stock was reclassified into 0.25 share of Class B Common Stock.  On September 30, 2005, a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock was paid.  The recapitalization doubled our total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split.  Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Global Market System under the symbol “SPCHA” and “SPCHB,” respectively.  The following table reflects the range of high and low sale prices of our Class A, and Class B Common Stock for the periods indicated:

	Class A		Class B
Fiscal 2008	High	Low	High	Low
First Quarter	$11.39	$9.82	$11.29	$9.90
Second Quarter	$10.90	$8.85	$10.88	$8.61
Third Quarter	$9.02	$5.41	$9.25	$5.77
Fourth Quarter	$7.25	$4.38	$7.00	$4.30

	Class A		Class B
Fiscal 2009	High	Low	High	Low
First Quarter	$5.63	$4.20	$5.25	$4.25
Second Quarter	$4.75	$2.91	$4.58	$3.15
Third Quarter	$2.70	$0.30	$3.37	$0.50
Fourth Quarter	$0.50	$0.16	$0.95	$0.41

	Class A		Class B
Fiscal 2010	High	Low	High	Low
First Quarter (through June 25, 2009)	$1.99	$0.16	$2.80	$0.54

On June 25, 2009, the closing price of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $1.99 and $2.74, respectively.  Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.

Approximate Number of Holders of Common Shares

The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of June 5, 2009 was 138 and 145, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 1,017 beneficial owners for Class A Common Stock and 780 beneficial owners for Class B Common Stock holding stock in nominee or “street” name.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's common stock during the period from April 1, 2004 to March 29, 2009 with (i) the cumulative total return of the Nasdaq Composite Stock Market Index and (ii) the cumulative total return of the S&P Specialty Stores Index.  The comparison assumes $100 was invested on April 1, 2004 in the common stock and in each of the foregoing indices and the reinvestment of dividends through March 29, 2009.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Dividend Policy

We have not paid any cash dividends to stockholders since our initial public offering in November 1992.  We currently intend to retain any earnings for use in the operation and potential expansion of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.  The declaration and payment of any such dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 29, 2009.  This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.  All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1. Business - Recapitalization Plan.”

	Fiscal year
	2009	2008	2007	2006 (3)	2005
Statements of Operations Data:	(In thousands, except per share, stores and per square foot amounts)

Net sales	$372,652	$402,534	$388,209	$343,204	$309,090
Cost of goods sold, buying and occupancy costs	284,257	285,982	268,188	237,137	213,429
Gross profit	88,395	116,552	120,021	106,067	95,661
Selling, general and administrative expenses	107,651	105,697	96,357	92,308	77,453
Depreciation and amortization	14,243	12,898	11,419	9,226	7,692
Impairment charge	10,730	2,077	-	-	-
Income (loss) from operations	(44,229)	(4,120)	12,245	4,533	10,516
Interest expense	2,195	1,466	516	267	263
Income (loss) before taxes	(46,424)	(5,586)	11,729	4,266	10,253
Income tax provision (benefit)	5,823	(2,224)	4,630	4,353	4,082
Net income (loss)	$(52,247)	$(3,362)	$7,099	$(87)	$6,171
Class A and Class B earnings (loss) per share – basic	$(3.70)	$(0.24)	$0.51	$(0.01)	$0.46
Class A and Class B earnings (loss) per share – diluted	$(3.70)	$(0.24)	$0.49	$(0.01)	$0.44
Weighted average Class A and Class B shares outstanding:
Basic	14,123	14,075	13,850	13,506	13,361
Diluted	14,123	14,075	14,460	13,506	14,007

Selected Operating Data:
Comparable store sales increase (decrease) (1)	(12.4)%	(4.5)%	2.0%	1.9%	5.7%
Gross profit margin	23.7%	29.0%	30.9%	30.9%	30.9%
Selling, general and administrative expenses as percentage of net sales	28.9%	26.3%	24.8%	26.9%	25.1%
Net cash provided by (used in) operating activities	$(10,739)	$16,374	$10,664	$15,962	$17,955
Stores open at end of period	55	51	45	40	36
Total square feet at end of period	2,260	2,067	1,789	1,586	1,412
Net sales per square foot (2)	$179	$218	$235	$238	$241
Average net sales per store (2)	$7,303	$8,533	$9,232	$9,351	$9,430

	As of fiscal year end
Balance Sheet Data:	2009	2008	2007	2006	2005
	$(415)	$39,197	$45,493	$43,446	$43,116
Total assets	151,055	171,315	171,249	132,238	118,789
Bank debt	39,140	17,216	11,776	-	-
Total stockholders’ equity	$32,086	$83,969	$86,426	$77,468	$69,110
________________
(1)	A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation.
(2)	Calculated by using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.
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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise), is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of March 29, 2009, we had 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah. These stores average approximately 41,000 square feet in size. In addition, we have a retail e-commerce store at www.sportchalet.com. Originally we were incorporated in California and we reincorporated as a Delaware corporation in 1992. Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.

Operating History

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in the industry, Norbert’s mission was three simple things.  To “see things through the eyes of the customer;” “to do a thousand things a little bit better;” and to focus on “not being the biggest, but the best.”  Over the last 50 years, Sport Chalet has grown into a chain of 55 specialty sporting goods stores serving California, Nevada, Arizona and Utah.

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California and to Nevada, Arizona and Utah.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  We opened seven stores in fiscal 2008, 17 stores in the last three years and 25 in the last five years.  In fiscal 2009, we opened four new stores, relocated one and re-launched our website.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future.

Store openings have had a favorable impact on sales volume, but have negatively affected profit in the short term.  New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures.  As the store matures, sales tend to level off and expenses decline as a percentage of sales.  We believe our stores historically have required three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores, the impact of competitors’ stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our newer stores will mature at that rate.  We estimate the cash required to open an average new store is approximately $2.5 million consisting primarily of the investment in inventory (net of average vendor payables), the cost of leasehold improvements (net of landlord reimbursement), fixtures and equipment and pre-opening expenses, which are primarily the costs associated with training employees and stocking the store.  Cash requirements for opening costs of each new store can vary significantly depending on how much the landlord has agreed to contribute to our required improvements.

We believe our stores are located in the geographic regions hardest hit by the downturn in the housing and credit markets.  Our sales largely depend on the economic environment and level of consumer spending in the geographic regions around our stores.  The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas are having, and may in the future continue to have, a materially adverse effect on our results of operations.

The term comparable store sales is considered a key performance measurement.  The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation.

Beginning April 1, 2006, our fiscal year end was changed from March 31 to the Sunday closest to March 31.  Fiscal years 2007 and 2008 consist of four 13 week quarters or 52 weeks.  An extra week will be added onto the fourth quarter every five or six years.  This fiscal calendar is widely used in the retail industry.

Recent Events

Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  Comparable store sales declined 4.5% for fiscal 2008 and 12.4% for fiscal 2009 as we continue to confront a difficult macro-economic environment, which began with weak housing trends and high gasoline prices in our core markets and continued with the financial and credit crisis.  As a result of the reduction in comparable store sales for fiscal 2009 and the opening of new stores which have not reached maturity, we incurred a net loss of $52.2 million, or $3.70 per diluted share, compared to a net loss of $3.4 million, or $0.24 per diluted share, for fiscal 2008.  We have sustained operating losses in seven of the past eight quarters.  Comparable store sales for the past seven quarters from the second quarter of fiscal 2008 to the fourth quarter of fiscal 2009 are +2.2%, -6.9%, -8.8%, -11.1%, -6.7%, -15.4% and -17.7%, respectively.  More recently, for our first quarter through June 21, 2009, we have experienced a 14.9% decline in comparable store sales.

Non-cash impairment charges of $10.7 million and $2.1 million were recorded in fiscal 2009 and 2008, related to eleven and two stores, respectively, with significantly lower than expected sales volume which, based on recent trends, those stores are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.

As of December 31, 2008, an event of default had occurred under our Amended and Restated Loan and Security Agreement, as amended, dated as of June 20, 2008 (the "Loan Agreement") with our existing lender, Bank of America, N.A. (the “Lender”).  On January 9, 2009, we entered into an amendment to the Loan Agreement (the "First Amendment") under which, among other things, the Lender agreed to forbear from exercising its rights in respect of the event of default until January 31, 2009.  On January 29, 2009, the Lender agreed to extend the forbearance until March 2, 2009.

On March 2, 2009, we further amended the Loan Agreement (the “Third Amendment”).  Under the Third Amendment, (i) the Lender waived the event of default, (ii) the amount we can borrow against our borrowing base was reduced, (iii) the interest rate was increased, and (iv) we agreed to maintain a minimum monthly EBITDA.  The seasonal revolver limits under the credit facility remain unchanged under the Third Amendment.

On May 4, 2009, we amended the Loan Agreement (the “Fourth Amendment”).  Under the terms of the Fourth Amendment, our availability increases by up to an additional $10.0 million through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  For a more detailed description of our Loan Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Item 1A. Risk Factors – The covenants in our revolving credit facility may limit future borrowings to fund our operations.”

Company Initiatives to Manage Macro-Economic Environment

In October 2008, we began aggressively taking action to address the severe downturn in the macro-economic environment by examining our practices, assumptions, models and cost structures in an effort to modify our business model in a manner which makes the Company more efficient, more focused and better able to navigate the difficult environment.  We are focused more intently than ever on reducing operating expenses and improving liquidity through the following core initiatives:

•	Amended loan agreement with our single source lender, Bank of America, following two 30-day forbearance agreements.

•	Aggressively reduced aged inventory, providing fresher and cleaner merchandise on the floor and enhancing the collateral base.

•	Communicated with all vendors regularly throughout in the process to make sure they were fully aware of the challenges we are facing and the initiatives taken for a turnaround.

•	Renegotiated lease terms across many of our stores, which eliminated the immediate need for store closures with reduced base rent payments, percentage rent and kick-out clauses.

•	Significantly increased payroll efficiency in our stores and distribution center, which delivered lower spend per customer while maintaining the customer experience.

•	Initiated significant reductions in corporate overhead, from a personnel and discretionary spending standpoint.

•	Strengthened our corporate governance policies and practices.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall  economic climate, we believe these initiatives combined with a diminished competitive environment due to the exit or diminished capacity of many key specialty competitors throughout the marketplace will position us for sustainability, viability and positive results in the future.

In June 2008, we moved from a cash flow based revolving bank loan to an asset-based loan to improve liquidity.  We had gone for nine years, through the end of 2006, without bank debt at the end of any quarter.  This changed as we invested heavily for growth with twelve new stores over the past two years, a 33% growth rate.  Additionally, there was a $9.5 million investment in computer systems primarily from SAP along with $2.1 million investment in ecommerce.  This led to the increased borrowing.  Subsequently, we defaulted on a loan covenant and received a Forbearance Agreement from Bank of America in January 2009 and a second Forbearance Agreement in February 2009.  By March 2, 2009, based on improving metrics of the Company and the initiatives listed above, we were able to successfully negotiate an amendment to our loan agreement which waived the event of default and reset the covenants.  Subsequently, on May 4, 2009, the bank amended the line to increase availability an additional $10 million.

In Fall 2008, we began an aggressive inventory management program, which led to historic lows of aged Winter apparel and hardlines, along with footwear, general apparel, and other key categories of hardlines.  This was due in part to the renewed commitment by us to better inventory control, new executive leadership in merchandising, along with the implementation and roll out of SAP computer systems.  The result was fresh assortments on the floor and an enhanced borrowing base.

In January 2009, we began communicating with vendors asking for additional dating and credit terms, merchandise returns and other means of vendor support.   Our requests were reviewed and approved by a significant number of our vendors.  From January through May 2009, we received a total of $138.6 million in fresh inventory at retail.  Combined with the reduction in aged inventory, we believe we have the freshest and cleanest inventory on our sales floors in our history.

In November 2008, we began approaching landlords of all 55 stores, as well as of the corporate office, distribution center, and Team Sales division about restructuring lease terms.  To date, these efforts have resulted in projected savings of approximately $14 million over the next three years with many leases to include kick-out clauses, percentage rent and co-tenancy clauses.  We continue to negotiate aggressively for additional concessions.

In October 2008, we revised our store operating model by creating four models based on individual store performance, increasing the number of fulltime versus part-time employees, freezing incentive and salary programs. This resulted in a $7.2 million payroll reduction in the second half of fiscal 2009, combined with an expected $10.7 million reduction throughout fiscal 2010.  We began approaching expense vendors concerning elimination or reduction of non-critical programs, implementing aggressive cost containment and renegotiations.  In the second half of fiscal 2009, we reduced over $2.8 million in annual expenses, which includes advertising and marketing, professional fees, supplies, utilities, repairs and maintenance, travel, insurance, computer maintenance agreements, auditor and attorney fees, alarm monitoring services and shipping costs.  We expect a $9.4 million reduction throughout fiscal 2010 in those expenses.  In addition, there were headcount reductions in the corporate office and distribution center.

We are working toward new corporate governance policies aimed to provide complete transparency to stockholders, such as removal of classes for Directors, annual election of Directors by a simple majority vote, and the elimination of Actions by Written Consent.  Additionally, we are changing the compensation structure to decrease the fees paid to the Board of Directors.

Despite the macro-economic environment, we continued to aggressively move forward with our Sport Chalet Action Pass program, which was initiated in November 2007 to enhance our customer relationship management capabilities.  At the beginning of the fiscal year, we had 278,000 members.  To date, we have 720,000 members and are signing 6,000 to 8,000 new members each week.  Currently, over 40% of all sales are being generated by Action Pass members.  We have shifted a significant portion of our marketing activities away from traditional channels and towards direct marketing to our Action Pass members, our best customers, and believe that this will result in a higher return on advertising investment.

We successfully completed on-time and on-budget the launch of the new sportchalet.com website on March 23, 2009.  We established a leadership position in ecommerce in the sporting goods industry by selecting Marketlive, Sapient, Shopatron, Bazaarvoice, and Experian CheetahMail to run the website.  This new business is expected to achieve average store sales volume by the end of the fiscal year and continue to grow.  It is also expected to be one of our primary advertising and marketing vehicles in the future.

In April 2008, we implemented SAP, our core finance and merchandising system, replacing a 25-year-old legacy system.  The cost of this system was $9.5 million.  This installation provided the platform for us to become Sarbanes-Oxley compliant and provided the foundation for the ecommerce platform to launch.  The system provides enhanced cost controls as well as performance data and has been a key component to manage cash flow and expenses.  We received an award from SAP as the retailer experiencing the most timely and efficient implementation for the year.

As mentioned earlier, as a result of the initiatives taken by us, Bank of America approved loan amendments favorable to us and agreed to covenants that require a $19 million EBITDA loss in fiscal 2009 improve to a $5.4 million EBITDA profit in fiscal 2010, a $24 million improvement.  Performance against this plan is measured on a monthly cumulative basis and non-compliance could result in a default.  We have reported to the bank that results have exceeded plan in the first two months of fiscal 2010.  We believe that these aggressive actions taken early in the crisis, and in most cases well ahead of our competitors, positions us for sustainability, viability and positive results in the future.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principals (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the 2009 and 2008 fiscal years (in thousands, except per share amounts).

	Fiscal year
	2009		2008		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$372,652	100.0%	$402,534	100.0%	$(29,882)	(7.4%)
Gross profit	88,395	23.7%	116,552	29.0%	(28,157)	(24.2%)
Selling, general and administrative expenses	107,651	28.9%	105,697	26.3%	1,954	1.8%
Depreciation and amortization	14,243	3.8%	12,898	3.2%	1,345	10.4%
Impairment charge	10,730	2.9%	2,077	0.5%	8,653	416.6%
Loss from operations	(44,229)	(11.9%)	(4,120)	(1.0%)	(40,109)	973.5%
Interest expense	2,195	0.6%	1,466	0.4%	729	49.7%
Loss before taxes	(46,424)	(12.5%)	(5,586)	(1.4%)	(40,838)	731.1%
Net loss	(52,247)	(14.0%)	(3,362)	(0.8%)	(48,885)	1,454.0%

Class A and Class B
Earnings (loss) per share:
Basic	$(3.70)		$(0.24)		$(3.46)	1,441.7%
Diluted	$(3.70)		$(0.24)		$(3.46)	1,441.7%

Sales decreased $29.9 million, or 7.4%, to $372.7 million for fiscal 2009 from $402.5 million for fiscal 2008.  Sales from eleven new stores, not included in the comparable store sales calculation, resulted in a $16.2 million increase in sales, or 4.1%.  This increase was offset by a comparable store sales decrease of $45.3 million, or 12.4%.  The positive impact on sales by reducing prices was offset by worsening macro-economic conditions.

Gross profit decreased $28.2 million, or 24.2%, primarily as a result of the sales decrease, an additional $9.7 million in markdowns primarily used to stimulate the demand for inventory and a $4.4 million increase in rent from new stores.  As a percent of sales, gross profit decreased 530 basis points to 23.7% from 29.0%.  The decrease is primarily the result of increased markdowns, rent as a percent of sales in newer stores which take time to reach their desired operating efficiency.

Selling, general and administrative expenses (“SG&A”) increased $2.0 million, or 1.8%, primarily due to $4.7 million from expenses related to additional stores, $2.1 million for increased professional fees primarily related to new system implementation support and training as well as professional fees incurred in obtaining our new bank credit facility and the related amendments, partially offset by labor savings of $4.8 million.  As a percent of sales, SG&A increased to 28.9% from 26.3%, primarily from the decrease in comparable store sales, the expenses associated with new stores, which take time to reach their desired operating efficiency, and an increase in professional fees offset by labor savings.

A non-cash impairment charge of $10.7 million was recorded in the year ended March 29, 2009 related to eleven stores with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

A tax provision of $5.8 million was recorded for fiscal 2009 as there was no valuation allowance on the net deferred tax assets of $5.8 million at March 30, 2008. Based largely on the magnitude of this year’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $24.1 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.

Primarily as a result of the reduction in comparable store sales, the opening of new stores, the impairment charge and the income tax valuation allowance, we incurred a net loss of $52.2 million, or $3.70 per diluted share for the year ended March 29, 2009.  Excluding the non-cash impairment charge and the affect of the valuation allowance as well as a non-cash impairment charge of $2.1 million pre-tax, or $0.09 per diluted share, recorded in the prior fiscal year, net loss was $35.6 million, or $2.53 per diluted share, compared to net loss of $2.1 million, or $0.15 per diluted share for the same period last year.

Fourth Quarter 2009 Compared to Fourth Quarter 2008

The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the fourth quarter of fiscal 2009 and 2008 (in thousands, except per share amounts).

	Fourth fiscal quarter
	2009		2008		Dollar	Percentage
	Amount	Percent	Amount	Percent	Increase	Increase
Net sales	$84,513	100.0%	$96,753	100.0%	$(12,240)	(12.7%)
Gross profit	16,766	19.8%	25,443	26.3%	(8,677)	(34.1%)
Selling, general and administrative expenses	24,069	28.5%	26,629	27.5%	(2,560)	(9.6%)
Depreciation and amortization	3,276	3.9%	3,131	3.2%	145	4.6%
Loss from operations	(10,579)	(12.5%)	(4,317)	(4.5%)	(6,262)	145.1%
Interest expense	545	0.6%	260	0.3%	285	109.6%
Loss before taxes	(11,124)	(13.2%)	(4,577)	(4.7%)	(6,547)	143.0%
Net loss	(11,124)	(13.2%)	(2,755)	(2.8%)	(8,369)	303.8%

Class A and Class B
Loss per share:
Basic	$(0.79)		$(0.20)		$(0.59)	295.0%
Diluted	$(0.79)		$(0.20)		$(0.59)	295.0%

Sales decreased $12.2 million, or 12.7%, to $84.5 million for the fourth quarter 2009 from $96.8 million for the same period in fiscal 2008. Sales growth due to four new stores, not included in the comparable store sales calculation, resulted in a $3.8 million increase in sales, or 3.9%.  This increase was offset by a comparable store sales decrease of $16.8 million, or 17.7%.  The positive impact on sales by reducing prices was offset by worsening macro-economic conditions and a warm January, as compared to the January 2008, in our markets which impacted the demand for Winter-related merchandise.

Gross profit decreased $8.7 million, or 34.1%, primarily as a result of the sales decrease, an additional $2.8 million in markdowns primarily used to stimulate the demand for inventory and a $0.5 million increase in rent from new stores.  As a percent of sales, gross profit decreased 650 basis points to 19.8% from 26.3%.  The decrease is primarily the result of increased markdowns.

Selling, general and administrative expenses decreased $2.6 million, or 9.6%, as $1.1 million from expenses related to additional stores and $0.4 million for increased professional fees primarily related to amendments to our bank credit facility and related work from turn-around consultants, was offset by labor savings of $3.4 million and a reduction in advertising of $1.1 million.  As a percent of sales, SG&A increased to 28.5% from 27.5%, primarily from the decrease in comparable store sales, the expenses associated with new stores and an increase in professional fees offset by labor and advertising savings.

Primarily as a result of the reduction in comparable store sales, we incurred a net loss of $11.1 million, or $0.79 per diluted share for the quarter ended March 29, 2009 compared to net loss of $2.8 million, or $0.20 per diluted share for the same period last year.

Fiscal 2008 Compared to Fiscal 2007

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principals (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the 2008 and 2007 fiscal years (in thousands, except per share amounts).

	Fiscal year
	2008		2007		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$402,534	100.0%	$388,209	100.0%	$14,325	3.7%
Gross profit	116,552	29.0%	120,021	30.9%	(3,469)	(2.9%)
Selling, general and administrative expenses	105,697	26.3%	96,357	24.8%	9,340	9.7%
Depreciation and amortization	12,898	3.2%	11,419	2.9%	1,479	13.0%
Impairment charge	2,077	0.5%	-	0.0%	2,077
Income (loss) from operations	(4,120)	(1.0%)	12,245	3.2%	(16,365)	*
Interest expense	1,466	0.4%	516	0.1%	950	184.1%
Income (loss) before taxes	(5,586)	(1.4%)	11,729	3.0%	(17,315)	*
Net income (loss)	(3,362)	(0.8%)	7,099	1.8%	(10,461)	*

Class A and Class B
Earnings (loss) per share:
Basic	$(0.24)		$0.51		$(0.75)	*
Diluted	$(0.24)		$0.49		$(0.73)	*

* Percentage change not meaningful.

Sales increased $14.3 million, or 3.7%, to $402.5 million for fiscal 2008 from $388.2 million for fiscal 2007.  The sales growth is due to twelve new stores, not included in the comparable store sales calculation, which resulted in a $32.3 million increase in sales, or 8.5%, partially offset by a comparable store sales decrease of $16.8 million, or 4.5%.  Comparable store sales were primarily impacted by macro-economic conditions, which include weak housing trends and rising gas prices in our core markets.  In addition, the opening of new stores by the Company and competitors, along with continued growth in viable ecommerce competitors, contributed to the decline in comparable store sales.  We believe the macro-economic trends also negatively affected our new stores.

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

As a result of the reduction in comparable store sales, the opening of new stores and the impairment loss, we incurred a net loss of $3.4 million, $0.24 per diluted share for fiscal 2008, compared to net income of $7.1 million, $0.49 per diluted share for fiscal 2007.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, store relocation and remodeling.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  Comparable store sales for the past seven quarters from the second quarter of fiscal 2008 to the fourth quarter of fiscal 2009 are +2.2%, -6.9%, -8.8%, -11.1%, -6.7%, -15.4% and -17.7%, respectively.  More recently, for our first quarter through June 21, 2009, we have experienced a 14.9% decline in comparable store sales.  In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we are focused on reducing operating expenses and improving liquidity.  We have reviewed our store leases and are seeking rent reductions and lease modifications from our landlords.  We currently expect to achieve rent savings totaling approximately $14 million over the next three years.  These negotiations, which are on-going, include renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded.  We are also exploring the possibility of potentially closing stores that have no rent concession in place and are underperforming with no significant improvement foreseen in the near term.  Additionally, we have evaluated our operating expenses, such as store labor, corporate overhead and advertising, and have commenced implementing cost reductions expected to exceed $20 million in fiscal 2010.  For a more detailed description of our cost containment, revenue enhancement and corporate governance initiatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Initiatives to Manage Macro-Economic Environment.”  For a more detailed description of the associated risks, see “Item 1A. Risk Factors – A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability;” “– No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to return to profitability;” and “– The covenants in our revolving credit facility may limit future borrowings to fund our operations.”

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant items for years ended March 29, 2009 and March 30, 2008:

	Fiscal year
	2009	2008
	(in thousands)
Net (loss) income	$(52,247)	$(3,362)
Depreciation and amortization	14,243	12,898
Impairment charge	10,730	2,077
Merchandise inventories	(2,286)	922
Accounts payable	1,602	(1,373)
Accounts receivable	(75)	5,535
Prepaid expenses and other current assets	3,992	(1,343)
Other accrued expense	6,125	(2,327)
Deferred tax	5,723	1,928
Other	1,454	1,419
Net cash (used in) provided by operating activites	$(10,739)	$16,374

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store.  Total inventory increased $2.3 million from the addition of 4 new stores, offset by a reduction in the average inventory per store of 4.8% to $1.6 million from $1.7 million at the end of fiscal 2009 and fiscal 2008, respectively, in spite of the significant decrease in sales as compared to our plan.

Historically, accounts payable increases as inventory increases.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we slowed payments to our vendors which is the primary reason for an increase of $1.6 million in accounts payable as compared to fiscal 2008.

Significant changes in accounts receivable are from the timing of payments due from landlords for tenant improvements.

Prepaid expenses and other current assets normally include approximately one month’s rent as most leases require payment at the beginning of each month.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we held all rent payments for one month which is the primary reason for an increase of $4.0 million in prepaid expenses and other current assets as compared to fiscal 2008.

Additionally, the insufficient cash available during the fourth quarter of fiscal 2009 also caused other accrued expenses to increase $6.1 million as compared to fiscal 2008.

A tax provision of $5.8 million was recorded for fiscal 2009 as there was no valuation allowance on the net deferred tax assets of $5.8 million at March 30, 2008. Based largely on the magnitude of this year’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $24.1 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.  A new bill, the Net Operating Loss Carryback Act (H.R. 2452) has been introduced in the house which would permit a carryback of losses from 2008 or 2009 for up to five years.  In the event this bill becomes a law, we believe we could obtain an income tax refund of up to $10.0 million.

Net cash used in investing activities is primarily for capital expenditures as shown below:

	Fiscal year
	2009	2008	2007
	(in thousands)
New stores and relocations	$13,895	$11,722	$11,466
Remodels	230	2,343	2,366
Existing stores	505	1,198	2,276
Information systems	1,475	6,627	5,291
Rental equipment	9	433	1,321
Other	131	110	136
Total	$16,245	$22,433	$22,856

We opened four new stores and relocated one store in fiscal 2009 compared to seven new stores in the same period last year.  The costs to open new stores can vary significantly depending on the terms of the lease.  Two of the stores opened in fiscal 2009 were significantly more expensive to open than our historical average as they are in highly desirable locations.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future. Forecasted capital expenditures for fiscal 2010 are expected to be $2 million as all nonessential projects have been curtailed.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of March 29, 2009 is $39.1 million compared to $17.2 million at the end of fiscal 2008.  The increase is primarily the result of funding new and relocated stores in addition to cash used in operations.

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”) which was amended on March 2, 2009 and May 4, 2009 which provides for advances up to $55.0 million from January 1st of each year through August 31st, increasing up to $75.0 million, from September 1st of each year through December 31st of each year, and up to a $10.0 million maximum in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at March 29, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates.  Under this credit facility, $45.0 million will be available to the Company, increasing up to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to a covenant that we maintain a minimum monthly EBITDA.

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

As of December 31, 2008, an event of default had occurred under our Amended and Restated Loan and Security Agreement, as amended, dated as of June 20, 2008 (the "Loan Agreement") with our existing Lender due to our failure to maintain a "Fixed Charge Coverage Ratio" (as defined in the Loan Agreement) of not less than 1.00 to 1.00 (the “Event of Default”).  On December 28, 2008, availability under the Loan Agreement was less than $10.5 million, thereby requiring the testing of the Fixed Charge Coverage Ratio.  We acknowledged, among other things, that we had no defenses, claims or set-offs to the obligations under the Loan Agreement and provided the Lender a general release of claims.  On January 9, 2009, we entered into an amendment to the Loan Agreement and Limited Forbearance Agreement (the "First Amendment") dated as of December 28, 2008, with the Lender under which (i), the Lender agreed to forbear from exercising its rights in respect of the Event of Default described in the Loan Agreement, (ii) we may not select a LIBOR-based interest rate under the Loan Agreement, and (iii) the Lender agreed to permit an overadvance in the amount of $1.5 million until January 13, 2009.  The forbearance period under the First Amendment ended on January 31, 2009.  On January 29, 2009, the Lender agreed to extend the period during which it forbear from exercising its rights in respect of certain defaults under the Loan Agreement from January 31, 2009 until the earlier to occur of any further default under the Loan Agreement or March 2, 2009.

On March 2, 2009, we amended our Loan Agreement (the “Third Amendment”) with our existing Lender.  Under the terms of the Third Amendment, (i) the Lender waived an existing event of default and certain potential defaults by us, (ii) the amount we can borrow against our borrowing base has been reduced by approximately 3% to between 61% and 66% of eligible inventory (varying from month to month), (iii) the interest rate has been increased from the Lender's prime rate plus 0.5% or LIBOR plus 2.5% (subject to reduction depending upon our financial performance) to prime rate plus 2.0% or LIBOR plus 4.5%, at our option, (iv) we have agreed to maintain a minimum monthly EBITDA ranging from -$3.5 million to $5.6 million depending on the measurement date, and (v) we have agreed to continue to retain an acceptable turnaround professional until specified financial milestones are met.  The seasonal revolver limits under the credit facility remain unchanged under the Third Amendment.

On May 4, 2009, we amended our Loan Agreement (the “Fourth Amendment”) with our existing lender.  Under the terms of the Fourth Amendment, our availability increases by up to an additional $10.0 million through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.

EBITDA represents (loss) income before provision (benefit) for income taxes, interest expense, depreciation and amortization, and non-cash charges.  EBITDA is one of the key measures used in calculating compliance with covenants in our credit facility.  Non-compliance with financial covenants could result in a default under our credit agreement and restrict our ability to finance operations or capital needs.  Based on the strategic initiatives taken by management, we believe we can improve a $19 million EBITDA loss in fiscal 2009 to exceed the Lender’s minimum EBITDA requirement of $5.4 million EBITDA profit in fiscal 2010, a $24 million improvement.  Performance against this plan is measured on a monthly cumulative basis and we have reported to the Lender that results have exceeded plan in the first two months of fiscal 2010.  The monthly minimum EBITDA requirements are not necessarily indicative of future results, nor are they our projection of future results and our actual results may or may not differ materially.  We can satisfy our monthly EBITDA requirement through a number of different combinations of any of the following components: net sales, gross margins, and operating expenses.  A deterioration of any component(s) can be offset by an improvement of any other component(s) and vice versa.  The relationships between the components as they actualize will determine whether the minimum EBITDA requirement is met.

EBITDA is not a measure of financial performance under generally accepted accounting principals (“GAAP”), is not intended to represent cash flow from operations under GAAP, and should not be used as an alternative to net income as an indicator of operating performance or to cash flow from operating, investing or financing activities as a measure of liquidity.  We compensate for the limitations of using EBITDA by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business.  EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results of operations and cash flows as reported under GAAP.  While EBITDA is frequently used as a measure of operations and of our ability to meet indebtedness service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.  The following table reconciles EBITDA to net loss (income) as presented in our consolidated statements of operations and in accordance with GAAP:

	Fiscal year
	2009	2008	2007
	(in thousands)
Net (loss) income	$(52,247)	$(3,362)	$7,099
Income tax provision (benefit)	5,823	(2,224)	4,630
Interest expense	2,195	1,466	516
Depreciation and amortization	14,243	12,898	11,419
Impairment charge	10,730	2,077	-
EBITDA	$(19,256)	$10,855	$23,664

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles.

The following table summarizes such obligations as of March 29, 2009:

	Payment due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases (a)	$231,887	$32,104	$62,650	$54,420	$82,713
Employment Contracts	848	170	339	339	-
Total Contractual Obligations	$232,735	$32,274	$62,989	$54,759	$82,713

We lease all of our existing store locations.  The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases.  The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums.  If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and are obtaining rent reductions and lease modifications from our landlords.  We currently expect to achieve savings totaling approximately $14 million over the next three years.  These negotiations, which are on-going, include renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow us to terminate the lease at our option at a specified date when contractually defined minimum sales volumes are not exceeded.  We are also exploring the possibility of potentially closing stores that have no rent concession in place and are underperforming with no significant improvement foreseen in the near term.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.8 million relating to workers’ compensation insurance were outstanding as of March 29, 2009 and expire within one year.

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

Inventory Valuation. In connection with the implementation of a new financial and merchandising system, effective March 31, 2008, we have changed the inventory valuation method from the first-in, first-out “FIFO” basis determined by the retail method of accounting to a weighted-average cost basis, using the retail method.  We have accounted for the change in accounting principle prospectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No.154, “Accounting Changes and Error Corrections.”  The cumulative effect of this change is not determinable as we do not have the ability to recalculate average cost for prior periods.  We began fiscal 2009 with the FIFO costs as used for the ending fiscal 2008 inventory valuation; going forward these amounts are updated as new purchases are made.  This change has not had a material effect on our results of operations, and we chose this method based on our new system capabilities.

We consider cost to include direct cost of merchandise and inbound freight, plus internal costs associated with merchandise procurement, storage and handling. The retail method is widely used in the retail industry due to its practicality. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional cost basis.

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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage at fiscal year end is immaterial.

We have not made any material changes in the accounting methodology used to establish our inventory valuation, except as described previously or the related markdown or inventory loss reserves during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our inventory. However, if estimates regarding consumer demand are inaccurate or our ability to maintain our cost complement percentages for certain products changes in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% change in our reserve for slow moving inventories would not be material to the Company’s financial statements for the past three years.

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

Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon over five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. A 10% change in our breakage estimates at March 29, 2009, would not have been material to the Company’s financial statements.

We recognize Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $627,000, $552,000 and $532,000 for fiscal years 2009, 2008 and 2007, respectively.

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

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured accruals at March 29, 2009, would not have been material to the Company’s financial statements.

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

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.  We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.  Using the impairment evaluation methodology described herein, we recorded long-lived asset impairment charges totaling $10.7 million and $2.1 million, in the aggregate, during fiscal 2009 and 2008, respectively.  The carrying value of property and equipment was approximately $57.7 million as of March 29, 2009.

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

Based largely on the magnitude of this year’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $24.1 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.  The net deferred assets include $15.1 million in net operating losses which can be carried forward for a period of 20 years under current regulations.  A new bill, the Net Operating Loss Carryback Act (H.R. 2452) has been introduced in the house which would permit a carryback of losses from 2008 or 2009 for up to five years.  In the event this bill becomes a law, we believe we could obtain an income tax refund of up to $10.0 million.

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

Stock-Based Compensation. Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. On March 31, 2006 we accelerated the vesting of options to purchase an aggregate of 209,514 shares of Class A Common Stock and 29,931 shares of Class B Common Stock. The purpose of accelerating the vesting of the options is to reduce the non-cash compensation expense that we otherwise would be required to recognize. Total stock-based compensation expense recognized for the 2009, 2008 and 2007 fiscal years was $354,000, $233,000 and $166,000 before income taxes, and the related tax benefit for fiscal 2008 and 2007 was $91,000 and $68,000 for each year respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. A 10% change in our stock-based compensation expense for the 2009 fiscal year, would not have been material to our financial statements.

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

Although we cannot precisely determine the overall effect of inflation, our operations are influenced by general economic conditions.  We do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown as a result of macro-economic circumstances which include weak housing trends and rising unemployment in our core markets

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this section are submitted as part of Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer, Craig Levra, Chief Executive Officer, and principal financial officer, Howard Kaminsky, Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures as of March 29, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion followed the remediation of a previously reported material weakness associated with the timing of the implementation of the Company’s new ERP system, and is based upon the subsequent documentation and testing of our disclosure controls and procedures. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Sport Chalet, Inc. (the Company) prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of March 29, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the fiscal quarter ended March 29, 2009that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

(2)	Schedules – Valuations and Qualifying Accounts.

For fiscal years 2009, 2008 and 2007, in thousands.

Allowance for Sales Returns (Year ended)	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
3/29/2009	$443	$21,222	$21,291	$374
3/30/2008	$394	$20,738	$20,689	$443
4/1/2007	$386	$19,764	$19,756	$394

Allowances for estimated returns are recorded at the estimated gross profit based upon our historical return patterns.  Sales return allowances are recorded in other accrued expenses on the Consolidated Balance Sheets.

(b)           Exhibits - See Index on Page 69.

Sport Chalet, Inc.

Index to Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of March 29, 2009 and March 30, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 29, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of March 29, 2009 and March 30, 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 29, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP
Los Angeles, California June 25, 2009

Sport Chalet, Inc.

Consolidated Statements of Operations

	Fiscal year
	2009	2008	2007
	(in thousands, except per share amounts)
Net sales	$372,652	$402,534	$388,209
Cost of goods sold, buying and occupancy costs	284,257	285,982	268,188
Gross profit	88,395	116,552	120,021

Selling, general and administrative expenses	107,651	105,697	96,357
Depreciation and amortization	14,243	12,898	11,419
Impairment charge	10,730	2,077	-
(Loss) income from operations	(44,229)	(4,120)	12,245

Interest expense	2,195	1,466	516
(Loss) income before taxes	(46,424)	(5,586)	11,729

Income tax provision (benefit)	5,823	(2,224)	4,630
Net (loss) income	$(52,247)	$(3,362)	$7,099

(Loss) earnings per share:
Basic	$(3.70)	$(0.24)	$0.51

Diluted	$(3.70)	$(0.24)	$0.49

Weighted average number of common shares outstanding:
Basic	14,123	14,075	13,850
Diluted	14,123	14,075	14,460

See accompanying notes.

Sport Chalet, Inc.

Consolidated Balance Sheets

	March 29,	March 30,
	2009	2008
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$290	$3,894
Accounts receivable	1,434	1,359
Merchandise inventories	88,431	86,145
Prepaid expenses and other current assets	2,178	6,170
Income tax receivable	1,004	1,405
Deferred income taxes	–	3,349
Total current assets	93,337	102,322

Fixed assets, net	57,718	66,619
Deferred income taxes	–	2,374
Total assets	$151,055	$171,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,083	$28,035
Loan payable to bank	39,140	17,216
Salaries and wages payable	4,150	4,620
Other accrued expenses	19,379	13,254
Total current liabilities	93,643	63,125

Deferred rent	25,217	24,221
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – none	–	–
Class A Common stock, $.01 par value:
Authorized shares – 46,000,000 Issued and outstanding shares –
12,359,990 in 2009 and 12,252,654 in 2008	124	124
Class B Common stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares –
1,763,321 in 2009 and 1,741,489 in 2008	18	18
Additional paid-in capital	34,458	34,094
Retained earnings (deficit)	(2,514)	49,733
Total stockholders’ equity	32,086	83,969
Total liabilities and stockholders’ equity	$151,055	$171,315

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock					Retained
	Class A		Class B		Additional	Earnings
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total
	(in thousands, except share amounts)
Balance at March 31, 2006	11,927,146	$119	1,703,909	$17	$31,335	$45,997	$77,468
Options exercised	325,508	3	37,580	-	1,354	-	1,357
Related income tax benefit					1,226	-	1,226
Optionee withholding
taxes from exercise of stock options					(890)	-	(890)
Share-based compensation		-		-	166	-	166
Net income for 2007						7,099	7,099
Balance at April 1, 2007	12,252,654	$123	1,741,489	$17	$33,191	$53,095	$86,426
Options exercised	107,336	1	21,832	-	371	-	372
Related income tax benefit					300	-	300
Share-based compensation		-		-	233	-	233
Net loss for 2008						(3,362)	(3,362)
Balance at March 30, 2008	12,359,990	$124	1,763,321	$18	$34,094	$49,733	$83,969
Options exercised	-	-	-	-	-	-	-
Related income tax benefit					10	-	10
Share-based compensation		-		-	354	-	354
Net loss for 2008						(52,247)	(52,247)
Balance at March 29, 2009	12,359,990	$124	1,763,321	$18	$34,458	$(2,514)	$32,086

See accompanying notes.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Fiscal year
	2009	2008	2007
Operating activities	(in thousands)
Net (loss) income	$(52,247)	$(3,362)	$7,099
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,243	12,898	11,419
Loss on disposal of equipment	173	326	315
Impairment charge	10,730	2,077	–
Share-based compensation	354	233	166
Deferred income taxes	5,723	1,928	(456)
Changes in operating assets and liabilities:
Accounts receivable	(75)	5,535	(4,415)
Merchandise inventories	(2,286)	922	(19,290)
Prepaid expenses and other current assets	3,992	(1,343)	(970)
Income tax receivable	401	77	(1,482)
Accounts payable	1,602	(1,373)	12,941
Salaries and wages payable	(470)	(379)	(474)
Other accrued expenses	6,125	(2,327)	671
Income taxes payable	–	–	(302)
Deferred rent	996	1,162	5,442
Net cash (used in) provided by operating activities	(10,739)	16,374	10,664

Investing activities
Purchases of fixed assets	(16,245)	(22,433)	(22,856)
Net cash used in investing activities	(16,245)	(22,433)	(22,856)

Financing activities
Proceeds from bank borrowings	321,979	110,573	70,380
Repayment of bank borrowings	(300,055)	(105,133)	(58,604)
Checks drawn in excess of cash in balances	1,446
Proceeds from exercise of stock options	–	372	1,357
Optionee withholding taxes from exercise of stock options	–	–	(890)
Tax benefit on employee stock options	10	300	1,226
Net cash provided by financing activities	23,380	6,112	13,469

(Decrease) increase in cash and cash equivalents	(3,604)	53	1,277
Cash and cash equivalents at beginning of year	3,894	3,841	2,564
Cash and cash equivalents at end of year	$290	$3,894	$3,841
Cash paid during the year for:
Income taxes	$52	$30	$5,645
Interest	$1,716	$1,247	$357

See accompanying notes.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah.  The Company has 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah.

In the second quarter of fiscal 2006, the Company’s Board of Directors approved a recapitalization plan designed to facilitate the orderly transition of control from the Company’s founder (the “Founder”) to certain members of management and to increase financial flexibility for the Company and its stockholders.  The recapitalization established two classes of common stock. Each share of Class B Common Stock entitles the holder to one vote, and each share of Class A Common Stock entitles the holder to 1/20th of one vote.  The Class A Common Stock and the Class B Common Stock will generally vote on all matters as a single class.  The holders of the Class A Common Stock and Class B Common Stock vote as a separate class on any reverse stock split which results in holders of more than 5% of such class being converted into fractional shares.  The holders of Class A Common Stock, voting as a separate class, are also entitled to elect one director, and the affirmative vote of the holders of a majority of the shares of Class A Common Stock, voting as a separate class, will be required to amend certain provisions of the Company's Certificate of Incorporation.

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

The Founder along with certain members of management collectively own approximately 65% of the outstanding shares of the Class A Common Stock and Class B Common Stock at March 29, 2009.

Economic Environment and Recent Events

Comparable store sales declined 4.5% for fiscal 2008 and 12.4% for fiscal 2009 as we continue to confront a difficult macro-economic environment, which began with weak housing trends and high gasoline prices in our core markets and continued with the financial and credit crisis.  Also, non-cash impairment charges of $10.7 million and $2.1 million were recorded in fiscal 2009 and 2008, related to eleven and two stores, respectively, with significantly lower than expected sales volume.  A tax provision of $5.8 million was recorded for fiscal 2009 to establish a valuation allowance equal to all of the net deferred tax assets of $24.1 million.  As a result we incurred a net loss of $52.2 million, or $3.70 per diluted share, compared to a net loss of $3.4 million, or $0.24 per diluted share, for fiscal 2008.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

In October 2008, we began aggressively taking action to address the severe downturn in the macro-economic environment by examining our practices, assumptions, models and cost structures in an effort to modify our business model in a manner which makes the Company more efficient, more focused and better able to navigate the difficult environment.  We are focused more intently than ever on reducing operating expenses and improving liquidity through the following core initiatives:

•	Amended loan agreement with our single source lender, Bank of America, following two 30-day forbearance agreements.

•	Aggressively reduced aged inventory, providing fresher and cleaner merchandise on the floor and enhancing the collateral base.

•	Communicated with all vendors regularly throughout in the process to make sure they were fully aware of the challenges we are facing and the initiatives taken for a turnaround.

•	Renegotiated lease terms across many of our stores, which eliminated the immediate need for store closures with reduced base rent payments, percentage rent and kick-out clauses.

•	Significantly increased payroll efficiency in our stores and distribution center, which delivered lower spend per customer while maintaining the customer experience.

•	Initiated significant reductions in corporate overhead, from a personnel and discretionary spending standpoint.

•	Strengthened our corporate governance policies and practices.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall  economic climate, we believe these initiatives combined with a diminished competitive environment due to the exit or diminished capacity of many key specialty competitors throughout the marketplace will position us for sustainability, viability and positive results in the future..

Segments of an Enterprise

The Company reports segment information in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, “Disclosures about Segments of an Enterprise and Related Information. Under SFAS No. 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers.  The Company operates in a single business segment and operates only in the United States.

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

Our management of cash provides for the reimbursement of all bank disbursement accounts on a daily basis.  Accounts payable at March 29, 2009 includes $1.5 million of checks drawn in excess of cash balances not yet presented for payment.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

The Company has a concentration of credit risk when cash deposits in banks are in excess of federally insured limits in the event of nonperformance by the related financial institution. However, management does not anticipate nonperformance by these financial institutions.

Merchandise Inventories

In connection with the implementation of a new financial and merchandising system, effective March 31, 2008, we have changed the inventory valuation method from the first-in, first-out “FIFO” basis determined by the retail method of accounting to a weighted-average cost basis, using the retail method.  We have accounted for the change in accounting principle prospectively, in accordance with SFAS No.154, “Accounting Changes and Error Corrections.”  The cumulative effect of this change is not determinable as we do not have the ability to recalculate average cost for prior periods.  We began fiscal 2009 with the FIFO costs as used for the ending fiscal 2008 inventory valuation; going forward these amounts are updated as new purchases are made.  This change has not had a material effect on our results of operations, and we chose this method based on our new system capabilities.

We consider cost to include direct cost of merchandise and inbound freight, plus internal costs associated with merchandise procurement, storage and handling. The retail method is widely used in the retail industry due to its practicality. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional cost basis.

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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage at fiscal year end is immaterial.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

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

	March 29, 2009	March 30, 2008
Customers	$1,470	$1,298
Vendors	-	246
Landlords	-	23
Other	340	101
	1,810	1,668
Allowance for doubtful accounts	(376)	(309)
Net accounts receivable	$1,434	$1,359

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

Fixtures and equipment	5-7 years
Computer software and equipment	3-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years

The following is a summary of the components of fixed assets, in thousands:

	March 29,	March 30,
	2009	2008
Fixtures and equipment	$39,903	$37,676
Computer software and equipment	31,271	27,182
Rental equipment	6,831	6,811
Vehicles	438	460
Leasehold improvements	62,799	56,533
	141,242	128,662
Accumulated depreciation	(83,524)	(62,043)
Net fixed assets	$57,718	$66,619

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Long Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment recognized is measured by comparing projected individual store discounted cash flow to the asset carrying values.

Non-cash impairment charges of $10.7 million and $2.1 million were recorded in fiscal 2009 and 2008, related to eleven and two stores, respectively, with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

Financial Instruments

Cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at cost which approximates fair value due to their short-term nature.

Pre-opening Costs

Non-capital expenditures incurred prior to the opening of a new store are charged to operations as incurred.

Revenue Recognition

Revenue from retail sales are recognized at the time the customer receives the merchandise, net of sales tax and an allowance for estimated returns. Issuance of gift cards and store credits are recorded as a liability until redeemed for merchandise. Revenues from services and licensing agreements are generally recorded on a cash basis, which approximates when the revenue is earned, and are not material.

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

The Company’s experience indicates that not all issued Gift Cards are redeemed (the “Breakage”).  Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.  The Company recognizes Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to $627,000, $552,000 and $532,000 for fiscal years 2009, 2008 and 2007, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $9.9 million, $10.1 million and $9.6 million for fiscal years 2009, 2008 and 2007, respectively.  The amount of vendor reimbursements amounted to $4.1 million, $5.8 million and $5.1 million for fiscal years 2009, 2008 and 2007, respectively.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.  The Company does not utilize the two-class method to report its earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to participation rights in undistributed earnings. Our Class A Common Stock is entitled to receive a regular cash dividend equal to 110% of any regular cash dividend paid with respect to a share of Class B Common Stock, which could result in the two-class method of computing earnings per share. However the application of this method would result in an immaterial change in earnings per share and is therefore not presented.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations are illustrated below:

	Fiscal year
	2009	2008	2007
	(in thousands, except per share data)
Basic EPS computation:
Numerator	$(52,247)	$(3,362)	$7,099

Denominator:
Weighted average common shares outstanding	14,123	14,075	13,850
Basic earnings (loss) per share	$(3.70)	$(0.24)	$0.51

Diluted EPS computation:
Numerator	$(52,247)	$(3,362)	$7,099

Denominator:
Weighted average common shares outstanding	14,123	14,075	13,850
Incremental shares from assumed conversion of options	-	-	610
Total weighted average common shares – assuming dilution	14,123	14,075	14,460
Diluted earnings (loss) per share	$(3.70)	$(0.24)	$0.49

Options to purchase an aggregate of 1,906,705, 1,432,055 and 88,000 shares for fiscal years 2009, 2008 and 2007, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Share-Based Compensation

Prior to the April 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, share-based compensation expense was recognized in the consolidated financial statements for granted, modified or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of April 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total stock-based compensation expense recognized for the 2009, 2008 and 2007 fiscal years was $354,000, $233,000 and $166,000 before income taxes, and the related tax benefit for fiscal 2008 and 2007 was $91,000 and $68,000 for each year respectively.

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

	Fiscal year
	2009	2008	2007
Risk-free interest rate	3.0%	4.9%	4.9%
Expected volatility	39.1%	36.6%	41.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.5	7.5	7.5

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007 was $2.19   $5.02 and $4.32, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  We currently do not have any non-controlling interests or deconsolidated subsidiaries and therefore SFAS 160 will not have any impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We believe that SFAS No. 162 will have no effect on our financial statements.

3. Loans Payable to Bank

In June 2008, we negotiated a new credit facility with our existing lender, Bank of America, N.A. (the “Lender”) which was amended on March 2, 2009 and May 4, 2009 which provides for advances up to $55.0 million from January 1st of each year through August 31st, increasing up to $75.0 million, from September 1st of each year through December 31st of each year, and up to a $10.0 million maximum in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at March 29, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates.  Under this credit facility, $45.0 million will be available to the Company, increasing up to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to a covenant that we maintain a minimum monthly EBITDA.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2008, an event of default had occurred under our Amended and Restated Loan and Security Agreement, as amended, dated as of June 20, 2008 (the "Loan Agreement") with our existing Lender due to our failure to maintain a "Fixed Charge Coverage Ratio" (as defined in the Loan Agreement) of not less than 1.00 to 1.00 (the “Event of Default”).  On December 28, 2008, availability under the Loan Agreement was less than $10.5 million, thereby requiring the testing of the Fixed Charge Coverage Ratio.  We acknowledged, among other things, that we had no defenses, claims or set-offs to the obligations under the Loan Agreement and provided the Lender a general release of claims.  On January 9, 2009, we entered into an amendment to the Loan Agreement and Limited Forbearance Agreement (the "First Amendment") dated as of December 28, 2008, with the Lender under which (i), the Lender agreed to forbear from exercising its rights in respect of the Event of Default described in the Loan Agreement, (ii) we may not select a LIBOR-based interest rate under the Loan Agreement, and (iii) the Lender agreed to permit an overadvance in the amount of $1.5 million until January 13, 2009.  The forbearance period under the First Amendment ended on January 31, 2009.  On January 29, 2009, the Lender agreed to extend the period during which it forbear from exercising its rights in respect of certain defaults under the Loan Agreement from January 31, 2009 until the earlier to occur of any further default under the Loan Agreement or March 2, 2009.

On March 2, 2009, we amended our Loan Agreement (the “Third Amendment”) with our existing Lender.  Under the terms of the Third Amendment, (i) the Lender waived an existing event of default and certain potential defaults by us, (ii) the amount we can borrow against our borrowing base has been reduced by approximately 3% to between 61% and 66% of eligible inventory (varying from month to month), (iii) the interest rate has been increased from the Lender's prime rate plus 0.5% or LIBOR plus 2.5% (subject to reduction depending upon our financial performance) to prime rate plus 2.0% or LIBOR plus 4.5%, at our option, (iv) we have agreed to maintain a minimum monthly EBITDA ranging from -$3.5 million to $5.6 million depending on the measurement date, and (v) we have agreed to continue to retain an acceptable turnaround professional until specified financial milestones are met.  The seasonal revolver limits under the credit facility remain unchanged under the Third Amendment.

On May 4, 2009, we amended our Loan Agreement (the “Fourth Amendment”) with our existing lender.  Under the terms of the Fourth Amendment, our availability increases by up to an additional $10.0 million through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.

At March 29, 2009, there is $39.1 million outstanding under the facility as well as letters of credit amounting to $1.8 million relating to purchase commitments.

The weighted average interest rate on borrowings during the 2009, 2008 and 2007 fiscal years were 4.97%, 6.09% and 7.19%, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

4. Commitments and Contingencies

The Company leases all buildings (including its corporate office space and three stores from the Company’s Founder). The leases for most of the existing stores are approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases.  The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space to begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  All of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes.

In the Company’s efforts to reduce operating expenses and improve liquidity, it has reviewed all of its store leases and is obtaining rent reductions and lease modifications from its landlords. These negotiations, which are on-going, include renegotiating base rent, revising some of the Company’s leases to contain percentage rent clauses, which obligate the Company to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow the Company to terminate the lease at its option at a specified date when contractually defined minimum sales volumes are not exceeded.  The Company is also exploring the possibility of potentially closing stores that have no rent concession in place and are underperforming with no significant improvement foreseen in the near term.

Future minimum payments, including lease modifications, by year and in the aggregate, under those leases with terms of one year or more, in thousands, consist of the following at March 29, 2009:

	Leases with Founder	Unrelated Leases	Total
2009	$2,537	$29,567	$32,104
2010	2,428	29,004	31,432
2011	1,886	29,332	31,218
2012	1,649	27,316	28,965
2013	1,459	23,997	25,456
Thereafter	4,808	77,905	82,713
	$14,767	$217,121	$231,888

Total rent expense amounted to $44.8 million, $39.8 million and $34.0 million for fiscal years 2009, 2008 and 2007, respectively, which include $2.8 million, $2.5 million and $2.5 million, respectively, for the leases with the Founder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $568,000, $591,000 and $672,000 for fiscal years 2009, 2008 and 2007, respectively. Included in the accompanying balance sheets are amounts representing prepaid rent to the Founder of $148,000 at March 30, 2008, no amount was prepaid at March 29, 2009.

Pursuant to his amended employment contract dated April 1, 2000, the Founder is paid a base salary of $150,000 per year until March 31, 2014.

On April 10, 2008, we were served with a complaint filed in the California Superior Court in the County of San Diego, entitled Cole v. Sport Chalet, Inc., Case No. 37-2008-00081675-CU-BT-CTL, alleging violations of the California Civil Code and Business & Professions Code, as well as invasion of privacy.   This complaint was brought as a purported class action on behalf of persons who made purchases at our stores in California using credit cards and were requested to provide their zip codes at the time of such purchases.  The plaintiff alleges, among other things, that this practice violated California law.  The plaintiff seeks, on behalf of the class members, statutory penalties, actual damages, punitive damages, disgorgement of profits, injunctive relief to require us to discontinue the allegedly improper conduct, and attorneys’ fees and costs.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

On December 16, 2008, the parties agreed on the core terms of a classwide settlement of this case and thereafter signed a written settlement agreement.  On May 1, 2009, the Court issued an order preliminarily approving the parties' settlement.  The parties are now in the process of providing notice of the settlement to class members.  The Court has scheduled a hearing of plaintiff's motion for final approval of the settlement for July 31, 2009.  If the settlement receives final approval and is concluded, it should not have a material adverse impact on our financial condition.  If the settlement is not concluded for any reason, we intend to continue to defend the suit vigorously.  We are not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition, and any required change in our business practices, as well as the costs of defending this litigation, could have a negative impact on our results of operations.

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

5. Income Taxes

The provision (benefit) for income taxes for fiscal years 2009, 2008 and 2007, in thousands, consists of the following:

	2009	2008	2007
Federal:
Current	$(32)	$(4,033)	$4,001
Deferred	3,565	2,395	(389)
	3,533	(1,638)	3,612
State:
Current	83	(117)	1,085
Deferred	2,207	(469)	(67)
	2,290	(586)	1,018
	$5,823	$(2,224)	$4,630

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

As a result of our analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of March 29, 2009, our net deferred tax assets and related valuation allowance totaled $24.1 million. The Company has federal and state net operating loss carry forwards of $35.6 million and $34.7 million, respectively, which can be carried forward for a period of 20 years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of fiscal year end 2009 and 2008, in thousands, are as follows:

	2009		2008
	Current	Non-current	Current	Non-current
Deferred tax assets:
Fixed assets	$–	$4,655	$–	$1,181
Net operating loss carryforward		14,112
Uniform cost capitalization	593	–	510	–
Inventory reserves	1,195	–	1,235	–
Accrued vacation	500	–	467	–
Bonus accrual	12	–	101	–
Self-insurance accruals	767	–	539	–
Allowance for bad debt and sales returns	298	–	300	–
State income taxes	–	–	(26)	–
Deferred rent	–	1,378	–	1,193
Other	553	–	223	–
Total deferred tax assets before valuation allowance	3,918	20,145	3,349	2,374
Valuation allowance	(3,918)	(20,145)	–	–
Total deferred tax assets	$–	$–	$3,349	$2,374

A reconciliation of the provision for income taxes for fiscal years 2009, 2008 and 2007 with the amount computed using the federal statutory rate, in thousands, follows:

	2009	2008	2007
Statutory rate, 34% in 2009 and 2008, 35% in 2007 applied to income before taxes	$(15,663)	$(1,899)	$4,105
State taxes, net of federal tax effect	(2,688)	(321)	674
Deferred tax valuation allowance	24,063	–	–
Other, net	111	(4)	(149)
	$5,823	$(2,224)	$4,630

For the years ended March 29, 2009, March 30, 2008 and April 1, 2007, we recorded tax benefits related to the exercise of non-qualified stock options which were recorded as a credit to additional paid-in capital in the amount of $10,000, $300,000 and $1.2 million, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on April 2, 2007. The Company determined that there is no FIN 48 liability related to uncertain tax positions. When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax year ending March 30, 2008 remains open to examination by the Internal Revenue Service.  The tax years ending March 31, 2005 to March 30, 2008 remain open to examination by the state of California.  The tax years ending March 31, 2006 to March 30, 2008 remain open to examination by the state of Arizona.  The tax year ending March 30, 2008 remains open to examination by the state of Utah.

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

Stock options generally vest over five years in 20% increments from the date of grant and expire 10 years from the date of grant. As of March 29, 2009, there were 1,053,121 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 2009 fiscal year is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 30, 2008	1,432,055	$5.28
Granted	545,650	4.73
Exercised	-	0.00
Forfeited or expired	(69,750)	6.07
Outstanding as of March 29, 2009	1,907,955	$5.06	5.3	$-

Options to purchase Class A Common Stock and Class B Common Stock are combined in the table above.  The aggregate intrinsic value is based on the Company’s closing stock price of $0.17 and $0.73 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended March 29, 2009.  During the 2009 fiscal year, the total fair value of options vested was $186,000.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The non-vested stock option activity during the 2009 fiscal year is presented in the following table:

	Shares	Weighted Average Fair Value
Nonvested, March 30, 2008	160,200	$4.71
Granted	545,650	4.73
Vested	(46,300)	7.82
Forfeited	(60,100)	2.30
Nonvested, March 29, 2009	599,450	2.66

As of March 29, 2009, total unrecognized share-based compensation expense related to non-vested stock options was $1,305,000, which is expected to be recognized over a weighted average period of approximately 3.7 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of March 29, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Under $3	466,250	0.91	$2.22	445,750	$2.29
$3.00 to $4.490	325,500	3.15	4.08	315,500	4.07
$4.50 to $5.99	463,300	9.15	4.79	1,250	4.55
$6.00 to $7.50	367,505	6.33	7.00	363,505	7.00
$7.51 to $10.00	284,150	7.15	8.73	181,250	8.40
$0.00 to $10.00	1,906,705	5.27	5.05	1,307,255	4.88

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

7. Employee Retirement Plan

The Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”) covers all eligible employees.  Employees who have completed three months of service and are 21 years of age or older are eligible to participate.  Employees may contribute from 2% to 100% of their eligible earnings or the government limit (whichever is less).  The Company matches 25% of the first 4% of employee pre-tax earnings deferred into the 401(k) Plan.  The Company expense related to this plan was $88,000, $115,000 and $114,000 for fiscal years 2009, 2008 and 2007, respectively.

8. Other Accrued Expenses

Other accrued expenses consist of the following, in thousands:

	March 29,	March 30,
	2009	2008
Amount due to customers	$5,923	$5,861
Accrued sales tax	2,572	2,837
Self-insurance accruals	1,601	1,062
Other	9,283	3,494
Other accrued expenses	$19,379	$13,254

9. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
Net sales	$87,120	$96,457	$104,562	$84,513
Gross profit	22,708	25,596	23,325	16,766
Loss from operations	(6,872)	(6,566)	(20,212)	(10,579)
Net loss	(4,526)	(4,221)	(32,376)	(11,124)
Basic loss per share	(0.32)	(0.30)	(2.29)	(0.79)
Diluted loss per share	$(0.32)	$(0.30)	$(2.29)	$(0.79)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Net sales	$91,554	$97,669	$116,558	$96,753
Gross profit	26,153	29,710	35,247	25,443
Income (loss) from operations	(756)	1,608	(655)	(4,317)
Net income (loss)	(664)	739	(682)	(2,755)
Basic earnings (loss) per share	(0.05)	0.05	(0.05)	(0.20)
Diluted earnings (loss) per share	$(0.05)	$0.05	$(0.05)	$(0.20)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC. (Registrant)

Date: June 25, 2009	By:	/s/ Howard K. Kaminsky
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

/s/ Craig L. Levra	Date: June 25, 2009
Craig L. Levra, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Howard K. Kaminsky	Date: June 25, 2009
Howard K. Kaminsky, Executive Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ John R. Attwood	Date: June 25, 2009
John R. Attwood, Director

/s/ Donald J. Howard	Date: June 25, 2009
Donald J. Howard, Director

/s/ Eric S. Olberz	Date: June 25, 2009
Eric S. Olberz , Director

/s/ Frederick H. Schneider	Date: June 25, 2009
Frederick H. Schneider, Director

/s/ Kevin J. Ventrudo	Date: June 25, 2009
Kevin J. Ventrudo, Director

Exhibit Index

Number	Description
3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)

3.3	Bylaws, of Sport Chalet, Inc., as amended as of November 5, 2007.	(3)

4.1	Form of Certificate for the Class A Common Stock.	(4)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1	1992 Incentive Award Plan.	(5)

10.2	2004 Equity Incentive Plan.	(6)

10.3*	Form of Director and Officer Indemnification Agreement.	(21)

10.4	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(7)

10.5	Amendment to Lease for La Cañada stores dated as of June 12, 2006, between the Company and La Cañada Properties, Inc.	(21)

10.6	Lease for La Cañada store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	(29)

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(8)

10.8	Amendment to Lease for Huntington Beach store dated as of June 12, 2006, between the Company and Huntington Beach Properties, Inc.	(21)

10.9	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(9)

10.10	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(10)

10.11	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(11)

10.12	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, N.A.	(12)

10.13	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(13)

10.14	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(14)

10.15	Amendment No. 5 to Loan Agreement dated as of September 25, 2003, between the Company and Bank of America, N.A.	(15)

10.16	Amendment No. 6 to Loan Agreement dated as of September 30, 2006, between the Company and Bank of America, N.A.	(16)

10.17	Amendment No. 7 to Loan Agreement dated as of March 31, 2007, between the Company and Bank of America, N.A.	(21)

10.18	Amendment No. 8 to Loan Agreement dated as of April 19, 2007, between the Company and Bank of America, N.A.	(23)

10.19	Loan Agreement dated as of August 31, 2007, between the Company and Bank of America, N.A.	(24)

Exhibit Index

Number	Description
10.20	Security Agreement dated August 31, 2007, between the Company and Bank of America, N.A.	(24)

10.21	Amended and Restated Loan and Security Agreement dated June 20, 2008, between the Company, together with each of the other Obligated Parties party thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(29)

10.22	Pledge Agreement dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.23	Amendment No. 1 to Loan Agreement dated as of January 9, 2009, between the Company and Bank of America, N.A.	(25)

10.24	Amendment No. 2 to Loan Agreement dated as of January 29, 2009, between the Company and Bank of America, N.A.	(26)

10.25	Amendment No. 3 to Loan Agreement dated as of March 2, 2009, between the Company and Bank of America, N.A.	(27)

10.26	Amendment No. 4 to Loan Agreement dated as of May 4, 2009, between the Company and Bank of America, N.A.	(28)

10.27	Secured Continuing Guaranty dated June 20, 2008, by Sport Chalet Value Services, LLC in favor of Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.28	Website Security Agreement and Power of Attorney dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.29	Post Closing Agreement dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.30	Trademark Security Agreement dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.31*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(17)

10.32*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(18)

10.33*	Employment Agreement dated as of December 31, 2008, between the Company and Craig L. Levra.	(19)

10.34*	Employment Agreement dated as of December 31, 2008, between the Company and Howard K. Kaminsky.	(19)

10.35*	Employment Agreement dated as of December 31, 2008, between the Company and Dennis D. Trausch.	(19)

10.36*	Employment Agreement dated as of December 31, 2008, between the Company and Thomas H. Tennyson.	(19)

10.37*	Employment Agreement dated as of December 31, 2008, between the Company and Tim Anderson.	(19)

10.38*	Form of letter agreement re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(22)

14.1	Code of Conduct	(20)

23.1	Report of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

Exhibit Index

Number	Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's current report on From 8-K filed on September 22, 2005.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2007

(4)	Incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A (Registration Statement No. 000-20736).

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(9)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(14)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005

(17)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005

(19)	Incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(20)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.

Exhibit Index

Number	Description
(21)	Incorporated by reference to Exhibit 10.3, 10.5, 10.7 and 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(22)	Incorporated by reference to Exhibit 99.1to the Company’s Current Report on Form 8-K filed on April 3, 2006.

(23)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(24)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007.

(25)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed on January 16, 2009.

(26)	Incorporated by reference to Exhibits 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009.

(27)	Incorporated by reference to Exhibits 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2009.

(28)	Incorporated by reference to Exhibits 99.1 to the Company’s Current Report on Form 8-K filed on May 7, 2009.

(29)	Incorporated by reference to Exhibit 10.3, 10.5, 10.7 and 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.