Form 10-K/A
period 2009-03-29
SPORT CHALET INC
filed 2009-07-24
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes  [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ]  Yes  [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer   [   ]                                                                Accelerated filer                             [    ]
Non-accelerated filer     [   ]                                                                Smaller reporting company          [ X ]

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

At July 23, 2009, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A (“Form 10-K/A”) for the fiscal year ended March 29, 2009 is being filed to include the information required by Items 10, 11, 12, 13 and 14 under Part III, initially filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2009 (the “Original Filing”).  When the Company filed the Original Filing it incorporated, as permitted by SEC rules, by reference information required by Part III of Form 10-K from the definitive proxy statement, relating to the Company's annual meeting of stockholders, that it expected to be filed within 120 days following its fiscal year ended March 29, 2009.  This information is being included in this Form 10-K/A because the Company will file its definitive proxy statement with the SEC after the originally anticipated date.  Reference to the proxy statement on the cover page of this Form-10K/A has been deleted and information with respect to the outstanding number of common shares on the cover page of this Form 10-K/A has been updated.  All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A refer to Sport Chalet, Inc.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

TABLE OF CONTENTS

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the nominees, continuing directors and executive officers of the Company.  An asterisk (*) by the name of a director indicates that the Board has determined that the director is "independent" under the rules of the Nasdaq Stock Market ("Nasdaq").

Name	Age	Class	Position

Eric S. Olberz	46	1
Director since 1992, a member of the Compensation Committee from 1992 until May 2004 and a member of the Audit Committee from 1992 until May 2001.  Mr. Olberz is self-employed as a Certified Public Accountant.  He was employed as a staff accountant with BDO/Nation Smith Hermes Diamond-Accountants & Consultants from November 2000 to July 2002.  Mr. Olberz worked primarily with the firm's family office group, providing wealth management services for high net worth individuals.  From July 1999 to November 2000, he was employed as a staff auditor with Moreland & Associates.  Mr. Olberz was President and owner of Camp 7, Inc., a soft goods manufacturing operation located in Santa Ana, California, from July 1995 to October 1996 and Vice Chairman of the Company from October 1994 to July 1995, Vice President from 1984 to October 1994 and Secretary from October 1992 to July 1995.  Mr. Olberz resigned as an officer and employee of the Company concurrently with Camp 7, Inc.'s acquisition of the Company's soft goods manufacturing operations in July 1995.  Mr. Olberz received a Bachelors Degree with an emphasis in accounting from National University and is a Certified Public Accountant.  Mr. Olberz is the son of Norbert Olberz, the Founder.

Frederick H. Schneider*	53	1
Director and a member of the Audit Committee since May 2000, Chairman of the Audit Committee since May 2004 and a member of the Corporate Governance and Nominating Committee since November 2003.  Mr. Schneider currently is the Chief Financial Officer of Skechers USA, Inc. (NYSE:SKX), a footwear manufacturer.  Prior to joining Skechers in January 2006, he served as a Senior Managing Director of Pasadena Capital Partners LLP, a private equity investment firm.  He served as Chief Financial Officer and Principal of Leonard Green & Partners, L.P., a private equity investment firm, from September 1994 to January 1998.  From June 1978 to September 1994, he was employed by KPMG Peat Marwick, including as an Audit and Due Diligence Partner from June 1989 to September 1994.  Mr. Schneider is also a director and Chairman of the Audit Committee of Meade Instruments Corp., a manufacturer and distributor of consumer optical products.

John R. Attwood*	79	2
Director and Chairman of the Compensation Committee since February 1993 and a member of the Audit Committee from February 1993 until May 2001.  Mr. Attwood is the President of Attwood Enterprises, a consulting business.  He was the Chairman of Coca-Cola Bottling of Los Angeles and a Senior Vice President and a Group President of Beatrice Companies, Inc., the parent company of Coca-Cola Bottling of Los Angeles, until his retirement in 1986.  He received a Bachelors Degree in Business Administration from California State University, Los Angeles.

Name	Age	Class	Position

Craig L. Levra	50	2
Chairman of the Board since August 2001, director since November 1998, President since November 1997, Chief Operating Officer from November 1997 until August 1999 and Chief Executive Officer since August 1999.  Prior to joining the Company, Mr. Levra was employed by The Sports Authority, then the nation's largest sporting goods retailer.  During his five-year tenure with that company, he held positions of increasing responsibility in merchandising and operations and was Vice President of Store Operations at the time of his departure.  Mr. Levra received a Bachelors Degree and a Masters Degree in Business Administration from the University of Kansas.  Mr. Levra currently serves on the Board of Directors of Junior Achievement of Southern California, the Board of Directors of the Southern California Committee for the Olympic Games, and the Board of Directors of the Los Angeles Sports and Entertainment Commission.

Donald J. Howard*	63	3
Director since June 2004 and member of the Compensation Committee since June 2004, the Corporate Governance and Nominating Committee since February 2005 and the Audit Committee since June 2007.  Mr. Howard currently is Executive Vice President and Chief Operating Officer of Fritz Duda Company, a diversified real estate investment and development company.  From 1998 until joining Fritz Duda Company, he was a Partner and Senior Vice President, Development of Marketplace Properties, a shopping center development company.  He served as Senior Vice President, Development of Donahue Schriber, a Southern California mall development company, from 1997 until joining Marketplace Properties in 1998, and as Senior Vice President, Real Estate/Construction of The Vons Companies, Inc., a leading grocery store chain, from 1994 to 1997.  Mr. Howard has been employed in the development, construction and management of retail properties in Southern California since 1974.  He received a Bachelors Degree in Business Administration from the University of Southern California.

Kevin J. Ventrudo*	50	3
Director since April 2009 and Chairman of the Corporate Governance and Nominating Committee and a member of the Compensation Committee since June 2009. From 2006 to 2007 he provided consulting services to Dominion Nutrition, Inc., a development stage company in the dairy products sector From 2004 through 2006 he served as Managing Partner of Investment Homes International, a real estate concern. From 2003 to 2004 he served as Chief Executive Officer of Woodstone Consulting Company, a consulting firm focused on improving individual and organizational effectiveness.  He previously served as a Managing Director of SG Cowen Securities Corporation from 1998 to 2001, a Managing Director of Smith Barney from 1994 to 1998, a Managing Director of Sutro & Co. Incorporated from 1991 to 1994, the Chief Financial Officer of L.A. Gear, Inc., a footwear and apparel company, from 1990 to 1991, and a Vice President of Merrill Lynch Capital Markets from 1985 to 1990. Mr. Ventrudo received a Bachelors Degree in economics from Yale University and a Masters Degree in Business Administration from Stanford Graduate School of Business.

Name	Age	Class	Position

Howard K. Kaminsky	51	--
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

Dennis D. Trausch	60	--
Executive Vice President – Growth and Development since April 2002 and Executive Vice President-Operations from June 1988 until April 2002.  Since joining the Company in 1976, Mr. Trausch has served in various positions starting as a salesperson and assuming positions of increasing responsibility in store and Company operations.

Thomas H. Tennyson	49	--
Executive Vice President and Chief Merchandising Officer since joining the Company in April 2008.  Mr. Tennyson has more than 25 years of experience with department and specialty retail stores.  He served as Senior Vice President and General Merchandise Manager of Mervyns Department Stores from January 2005 until joining the Company, and from June 2004 to January 2005 as Vice President, Divisional Merchandise Manager of Galyan's Trading Company which was acquired by Dick's Sporting Goods in June 2004.  From 1999 to 2004, Mr. Tennyson held positions of increasing responsibility with Kohl's Department Stores and was Vice President, Divisional Merchandise Manager at the time of his departure.  From 1984 to 1999, he held various management positions with the Department Store Division of Dayton-Hudson Corporation.  Mr. Tennyson received a Bachelors Degree in Retail Merchandising from the University of Wisconsin-Stout.

Tim A. Anderson	49	--
Senior Vice President – Retail Operations since July 2007, Vice President – Retail Operations from October 2003 to July 2007 and Director of Store Operations from April 2002 to October 2003.  Mr. Anderson was employed by Vans Incorporated, a national apparel and footwear retailer, as Director of Retail Operations from 1998 until joining the Company.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.  Each committee consists of two or more directors who serve at the discretion of the Board.  Each member of each committee is "independent" as defined under the applicable rules of Nasdaq, and each member of the Audit Committee is "independent" as defined under the applicable rules of the SEC.

Audit Committee.  The Audit Committee currently consists of Messrs. Howard, Schneider, who serves as the chairman of the committee, and Ventrudo.  The purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities regarding (i) the Company's accounting and system of internal controls, (ii) the quality and integrity of the Company's financial reports, (iii) the Company's compliance with legal and regulatory requirements, and (iv) the independence and performance of the Company's independent registered public accounting firm.  The Board has determined that Mr. Schneider qualifies as an "audit committee financial expert" as defined under the rules of the SEC.

Compensation Committee.  The Compensation Committee currently consists of Mr. Attwood, who serves as the chairman of the committee, and Messrs. Howard and Ventrudo.  The purpose of the Compensation Committee is to help to ensure that (i) the executive officers of the Company are compensated in a manner consistent with the compensation strategy of the Company determined by the Board, (ii) the treatment of all executive officers is in an equitable and consistent manner, (iii) the Company maintains the ability to recruit and retain qualified executive officers, and (iv) the requirements of the appropriate regulatory bodies are met.  The committee also administers the Company's 1992 Incentive Award Plan (the "1992 Plan"), Executive Bonus Plan, Employment Retirement Savings Plan (the "401(k) Plan"), and 2004 Equity Incentive Plan (the "2004 Plan").

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee currently consists of Mr. Ventrudo, who serves as the chairman of the committee, and Messrs. Howard and Schneider.  The principal purposes of the Corporate Governance and Nominating Committee are to help ensure that (i) the Board is appropriately constituted to meet its fiduciary obligations to the stockholders and the Company, and (ii) the Company has followed and continues to follow appropriate governance standards.  To carry out its purposes, the committee (i) identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board, (ii) recommends the director nominees to be selected by the Board for the next annual meeting of stockholders, (iii) develops and recommends to the Board corporate governance principles applicable to the Company, and (iv) oversees the evaluation of the Board and management.  For further information concerning the criteria and procedures for selecting director nominees, see "Nominating Procedures and Criteria" below.

Charters of the Committees.  Each standing committee of the Board has recommended, and the Board has adopted, and may amend from time to time, a written charter, a current copy of which is available on the Company's website at www.sportchalet.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports.  Specific due dates for these reports have been established and the Company is required to report any failure to file on a timely basis by such persons.  Based solely upon a review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal 2009.

Code of Conduct

The Company has adopted a Code of Conduct applicable to all directors, officers and employees of the Company.  A copy of the Code of Conduct is available on the Company's website, www.sportchalet.com.  The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct applicable to our Chief Executive Officer and senior financial executives on our website within four business days following the date of such amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee

Committee Members

The Compensation Committee (the "Committee") consists of three directors, John R. Attwood (Chairman), Donald J. Howard and Kevin J. Ventrudo.  The Board has determined that each member of the Committee is "independent" as that term is defined under the rules of Nasdaq.  The Committee meets as often as necessary to perform its duties and responsibilities.  The Committee held four meetings during fiscal 2009 including four executive sessions without management.

Role of the Committee

The Committee operates under a written charter approved by the Board.  A copy of the charter is available at www.sportchalet.com under “About Us – Investor Relations.”  The Committee's purpose is to:

•	review and approve corporate goals and objectives relevant to compensation of the executive officers;

•	evaluate the performance of the executive officers in light of those goals and objectives;

•	determine and approve the compensation level of the executive officers based on this evaluation; and

•	make recommendations to the Board with respect to incentive compensation plans and equity-based plans.

Compensation Philosophy

The Company's general compensation philosophy is that compensation programs should be designed to attract, retain and motivate executives critical to the Company's long-term growth and profitability.  In support of this philosophy, the Committee believes that:

•
the total compensation of executives should be competitive (i.e., at approximately the 50th percentile) with the salaries paid to executives with comparable duties by other companies in the Company's industry that are of similar size and performance;

•
the base salaries of executives generally should not exceed the median base salaries paid to executives with comparable duties by other companies in the Company's industry that are of similar size and performance;

•	bonus programs and equity incentive plans should motivate the executive to achieve specific strategic and performance objectives established by the Board;

•	upon the achievement of such objectives, bonuses and equity incentive awards should be adequate to compensate for base salaries which generally are below the median base salaries; and

•	bonuses and long-term equity incentive awards should serve to align the executive's interests with those of the Company's stockholders.

Compensation Committee Process

Annual Evaluation

The Committee meets in executive session at the beginning of each fiscal year to (i) evaluate the performance of the executive officers, including the Named Executive Officers (as defined under "Summary Compensation Table") during the prior fiscal year; (ii) determine their annual bonuses, if any, for the prior fiscal year; (iii) establish their performance goals and objectives for the current fiscal year; (iv) set their base salaries, benefits and target cash bonuses for the current fiscal year; and (v) consider and approve any grants to them of equity incentive awards.

Management's Role in Determining Executive Compensation

The Committee determines the compensation of all the executive officers, including the Named Executive Officers.  Craig L. Levra, the Chief Executive Officer, plays a role in the Committee's determination of executive compensation because he evaluates employee performance, recommends performance targets and objectives and recommends salary levels, bonuses, benefits, and equity incentive awards of the executive officers, other than himself.

Compensation Consultant

The Committee's charter enables the Committee to retain a consulting firm to assist in the evaluation of executive compensation, and provides the Committee with the sole authority to approve the consulting firm's fees and other retention terms.  During April 2008, the Committee retained Oaktree Associates, Inc. to provide the Committee with information concerning the range of compensation paid to executives with comparable duties by other companies that are of similar size and performance and in similar industries as the Company.  The Committee intends to update this compensation survey no more frequently than every third year because the Committee does not believe that the executive compensation benchmark or comparable companies are likely to experience significant change any more frequently.

Comparable Companies and Benchmarking

In April 2008, Oaktree Associates, Inc. prepared a compensation survey (the "Survey") which included 14 retailers which emphasize sporting goods (the "Peer Group").  In order to obtain a large enough sample of companies, companies with significantly greater revenue, net income, net profit margin and number of employees than the Company were included.  This was considered appropriate given the Company’s market for potential employees.  The Survey compared the compensation paid to the principal executive, financial, buying, operations, merchandizing and information officers of the companies in the Peer Group to that paid by the Company to its six most highly paid executives for fiscal 2007.  In addition, the Survey compared the compensation paid to such officers by the Company for fiscal 2007 to that paid to the covered executives by the seven companies in the Peer Group nearest to the Company with respect to revenue, net income, net profit margin and number of employees (the "Comparable Companies").  For the companies in the Peer Group, revenue ranged from $118 million to $5.75 billion, net income from a loss of $13 million to a profit of $251 million, net profit margin from a negative 1.4% to a positive 10.6%, and number of employees from 1,660 to 45,400.  For the Comparable Companies, revenue ranged from $118 million to $911 million, net income from a loss of $13 million to a profit of $38 million, net profit margin from a negative 1.4% to a positive 7.4%, and number of employees from 1,660 to 9,500.  All data concerning the companies in the Peer Group were based on their most recent SEC reports.  The survey demonstrates that the relationship between the Company's executive compensation and that of the Peer Group is comparable to the relationship between the Company's executive compensation and that of the Comparable Companies.

The companies in the Peer Group were:

Foot Locker	Pacific Sunwear	Big 5 Sporting Goods*	Big Dog Holdings*
Dick's Sporting Goods	Columbia Sportswear	Hibbett Sports*	Zumiez*
Cabela's	Finish Line	Citi Trends*
Genesco	Gander Mountain*	Golfsmith International*
__________________

*	Indicates a Comparable Company.

The Survey compares the cash compensation and the total compensation of the Company's executive officers to the comparable amounts paid by members of the Peer Group.  "Cash compensation" is defined as the sum of base salary, cash bonus and all other cash compensation.  "Total compensation" is defined as the sum of cash compensation and the value of equity awards valued at the date of grant.

The results of the Survey showed that for the Company's fiscal 2007:

•	cash compensation of the Company's CEO was 4% greater than the median cash compensation paid by the Comparable Companies, and 10% less than the median cash compensation paid by the Peer Group;

•	cash compensation of the Company's four most highly paid executives (other than the CEO) ranged from 25% to 48% less than the median cash compensation paid by the Comparable Companies;

•	cash compensation of the Company's four most highly paid executives (other than the CEO) ranged from 37% to 57% less than the median cash compensation paid by the Peer Group;

•	total compensation of the Company's CEO was 10% less than the median total compensation paid by the Comparable Companies, and 38% less than the median total compensation paid by the Peer Group;

•	total compensation of the Company's four most highly paid executives (other than the CEO) ranged from 31% to 53% less than the median total compensation paid by the Comparable Companies; and

•	total compensation of the Company's four most highly paid executives (other than the CEO) ranged from 55% to 69% less than the median total compensation paid by the Peer Group.

The survey demonstrates that the Company's executive compensation for fiscal 2009, 2008 and 2007 was consistent with the Company's executive compensation philosophy.

Elements of Executive Compensation

The following table shows each element of executive compensation as a percent of the total compensation for each Named Executive Officer for fiscal 2009, 2008 and 2007:

Name	Title	Year	Base Salaries (%)	Bonus (%)	Equity Awards (%)(1)	All Other Compensation (%)
Craig L. Levra	Chairman of the Board, President and Chief Executive Officer	2009 2008 2007	90 90 57	-- -- 37	-- -- --	10 10 6
Howard K. Kaminsky	Executive Vice President – Finance, Chief Financial Officer and Secretary	2009 2008 2007	89 88 88	-- -- --	-- -- --	11 12 12
Dennis D. Trausch	Executive Vice President – Growth and Development	2009 2008 2007	79 76 77	-- -- --	8 1 --	13 23 23
Thomas H. Tennyson	Executive Vice President and Chief Merchandising Officer	2009	79	8	6	7
Tim A. Anderson	Senior Vice President – Retail Operations	2009 2008 2007	80 86 88	-- -- --	10 2 --	10 12 12
_______________

(1)
The value of the equity awards is the dollar amount recognized for financial statement reporting purposes for fiscal 2009, 2008 and 2007 in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), without regard to the estimate of forfeitures related to service-based vesting conditions.  See Note 6 to the Company's audited financial statements for the fiscal year ended March 29, 2009, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2008, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

How and Why Executive Compensation Decisions Were Made

Base Salaries

The Committee reviews the base salary of each executive officer at the beginning of each fiscal year.  In determining whether a change in base salary is appropriate, the Committee considers the Company's executive compensation philosophy described above, the executive's scope of responsibility, level of experience, individual performance, and past and potential contribution to the Company's business, and the term's of the executive's employment agreement, if any.  To ensure that the base salaries are competitive, the Committee also periodically reviews an independent survey of executive compensation and compares the base salaries to those paid by other companies for the covered positions.

Although the Company's philosophy is to use bonuses to motivate the executive to achieve specific strategic and performance objectives, for fiscal 2009, 2008 and 2007 the Company did not pay bonuses to its executive officers (except for a bonus in fiscal 2007 to the CEO) for the reasons described below.  Based upon the Survey, the base salary paid by the Company to its CEO in fiscal 2007 was 12% less than the median base salaries paid by the Comparable Companies and 15% less than the median base salaries paid by companies in the Peer Group. Based upon the Survey, the base salaries paid by the Company to its four most highly compensated executives (other than the CEO) in fiscal 2007 ranged from 2% to 29% less than the median base salaries paid to the covered officers by the Comparable Companies and from 15% to 39% less than the median base salaries paid to the covered officers by companies in the Peer Group.  To the extent that a Named Executive Officer has an employment agreement, such executive's employment agreement specifies a minimum level of base salary for the executive.

The following table shows the changes in the base salaries of the Named Executive Officers in fiscal 2008 and 2009:

Name	Fiscal 2007 Salary	Fiscal 2008 Salary	Percent Change FY '07/FY '08	Fiscal 2009 Salary	Percent Change FY '08/FY '09
Craig L. Levra	$380,000	$380,000	--	$380,000	--
Howard K. Kaminsky	228,000	228,000	--	228,000	--
Dennis D. Trausch	180,000	185,400	3.0%	185,400	--
Thomas H. Tennyson	--	--	--	285,000	--
Tim A. Anderson	170,000	180,000	5.9	180,000	--

Other executive officers who were not Named Executive Officers received an average increase in base salary for fiscal 2008 and 2009 of 4% and 0%, respectively.

Messrs. Levra and Kaminsky did not receive an increase in base salary for services rendered in fiscal 2009 from that paid in 2008 and 2007.  The other Named Executive Officers averaged an increase of 0% in fiscal 2009 compared to 2008 and 4.0% in fiscal 2008 compared to 2007.  In determining the base salaries of the Named Executive Officers in fiscal 2009 compared to 2008, the Committee particularly noted the following:

•	the $3.4 million net loss experienced by the Company in fiscal 2008 compared to the $7.1 million in net income in 2007;

•	the results of the Survey;

•	the 4.0% average increase in the base salaries of the Named Executive Officers (other than Messrs. Levra and Kaminsky) in fiscal 2008 compared to 2007; and

•	the grant of equity incentive awards in fiscal 2008 and 2009 as described below.

In determining the base salaries of the Named Executive Officers in fiscal 2008 compared to 2007, the Committee particularly noted the following:

•	the 13% increase in the Company's net sales in fiscal 2007 compared to 2006 and the 9% decrease in the Company's net income (determined without the expense of the recapitalization plan); and

•	the 8.2% average increase in the base salaries of the Named Executive Officers in fiscal 2007 compared to 2006.

Bonuses

The Company maintains a bonus plan under which, subject to an overall maximum, certain executive officers may earn a bonus equal to a percentage of their annual base salaries, if the Company meets the performance criteria set by the Committee at the beginning of the fiscal year. In each of the last five years, the performance criteria set by the Committee has been a specified amount of pretax profit, and the percentage of annual base salary has been between 35% and 60% for Messrs. Trausch and Anderson, between 40% and 65% for Mr. Kaminsky and between 70% and 160% for Mr. Levra. Generally, if the Company achieves 90% or more of the profit objective, these executives receive 50% of a full annual bonus plus 5% for each full percentage point achieved above 90%, up to 100%.  However, even if the profit objective is achieved, the Committee can exercise negative discretion and determine not to award any bonuses.

In fiscal 2009 and 2008, the Company did not achieve the minimum pretax profit objective and no bonus was paid to any of the Named Executive Officers, except for the $28,500 minimum bonus guaranteed to Mr. Tennyson by the terms of his employment agreement.  In fiscal 2007, the Company achieved the minimum pretax profit objective; but, the Committee exercised its negative discretion and determined not to award any bonus to any Named Executive Officer other than Mr. Levra.  In deciding to grant Mr. Levra a bonus of $250,000 for fiscal 2007, the Committee particularly noted the following:

•	such bonus represented a 28% decrease in the bonus received by Mr. Levra for 2006;

•
Mr. Levra's contribution to the opening of five new stores in fiscal 2007, the highest number opened in one year by the Company, and to securing leases for an additional seven stores to open in 2008; and

•	Mr. Levra's contribution to the continuing improvement in the Company's infrastructure.

Over the past three fiscal years, the Company has achieved performance in excess of the minimum pretax profit objective one time.  The following table sets forth for each of the past three fiscal years the minimum pretax profit objective, the actual pretax profit earned by the Company, and the average approximate payout of bonuses as a percentage of base salaries for the Named Executive Officers.  Generally, the Committee sets the minimum pretax profit objective such that the relative difficulty of achieving the objective is consistent from year to year.

Fiscal Year	Minimum Pretax Profit Objective	Actual Pretax Profit	Average Executive Bonus as a Percent of Base Salary
2009	--	$(46,424,000)	0%
2008	$8,100,000	(5,586,000)	0%
2007	10,044,000	11,729,000	26%

Equity Awards

In keeping with the Committee's compensation philosophy, the Committee believes that equity incentive awards should serve to align executive's interests with those of the Company's stockholders and motivate the executive to achieve the specific strategic and performance objectives established by the Board.  Under the Company's 2004 Equity Incentive Plan, the Company may grant any type of award whose value is derived from the value of the Common Stock of the Company, including shares of Common Stock, options, units and stock appreciation rights.

In fiscal 2007, the Company did not grant any equity incentive awards to the Named Executive Officers.

In fiscal 2008, the Company granted to Messrs. Trausch and Anderson under the 2004 Equity Incentive Plan options to purchase up to 3,000 and 5,000 shares, respectively, of the Company's Class A Common Stock at $10.28 per share (the closing sale price on the date of grant), which options have a term of ten years and first become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant.  In deciding to grant such awards, the Committee particularly noted the following:

•	the 13% increase in the Company's net sales in fiscal 2007 compared to 2006 and the 9% decrease in the Company's net income (determined without the expense of the recapitalization plan); and

•
the amount by which the cash compensation and the total compensation of each Named Executive Officer was below the median cash compensation and total compensation paid to officers by the Company's competitors as evidenced by a 2005 independent compensation survey.

In fiscal 2009, the Company granted to Messrs. Trausch and Anderson under the 2004 Equity Incentive Plan options to purchase up to 35,000 and 37,500 shares, respectively, of the Company's Class A Common Stock at $4.94 per share (the closing sale price on the date of grant), which options have a term of ten years and first become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant.  In deciding to grant such awards, the Committee particularly noted the following:

•	the number of shares issuable pursuant to, the vesting of and the decline in the value of the share-based compensation granted to each Named Executive Officers in prior fiscal years;

•
the amount by which the cash compensation and the total compensation of each Named Executive Officer was below the median cash compensation and total compensation paid to officers by companies in the Peer Group and by the Comparable Companies;

•	the increased competition being experienced by the Company in attracting and retaining key employees, including the Named Executive Officers;

•	the opening of seven new stores, the most the Company has ever opened in one year; and

•	the efforts required to implement new computer systems.

In connection with his employment, in April 2009, Mr. Tennyson was granted options to purchase 50,000 shares of the Company's Class A Common Stock at $4.94 per share (the closing price on the date of grant), which options have a term of ten years and first became exercisable in five equal annual installments on each of the first five anniversaries of the date of grant.

Messrs. Levra and Kaminsky received no options in fiscal 2009, 2008 or 2007 as their holdings of stock received as part of the recapitalization plan were considered sufficient motivation.

The exercise price of the stock options granted to date has been no less than the fair market value of the Common Stock as of the date of grant.  To encourage retention, the ability to exercise the option is subject to vesting restrictions.  The Committee's policy is to award options annually, which generally vest over five years and expire ten years from the date of grant, and are in recognition of the executive officer's current and potential contributions to the Company.  Decisions made by the Committee regarding the timing and size of subsequent option grants take into consideration the Company's and the individual's performance, competitive market practices, the allocation between the cash and non-cash components of the individual's compensation, and the size and term of option grants made in prior years.  In October 2006, the Company adopted procedures for the granting of stock options.  These procedures provide that (i) options to executive officers may only be granted at the express direction of the Committee, (ii) the accounting department will conduct a quarterly review of all option grants to confirm that the requisite approval was obtained and to confirm that the exercise price for the option was determined in accordance with the requirements of the Company's equity incentive plan, (iii) the accounting department will report the results of that audit to the Committee's Chair, and (iv) each approval of an option grant by the Committee will expressly establish the date of grant, which generally will be a date after the date of approval only when such a delay in the date of grant is reasonably related to a legitimate business purpose, such as to coincide with a hiring or promotion.  It is also the policy of the Company to generally avoid granting options as of a date during a blackout period.

Beginning on April 1, 2007, the Company began accounting for stock-based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  See Note 6 to the Company's audited financial statements for the fiscal year ended March 29, 2009, included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2009, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

Post-Termination and Change in Control Payments

Messrs. Levra, Kaminsky, Tennyson, Trausch and Anderson have employment agreements with the Company.  Upon termination without “cause” or by "non-renewal" (as defined), each of Messrs. Levra, Kaminsky, Tennyson, Trausch and Anderson will receive a lump sum payment equal to the amount he would have received, at his annual base salary rate, for 24 months, 12 months, six months, six months and six months, respectively, within 60 days following such termination.  Each of Messrs. Levra, Kaminsky, Tennyson, Trausch and Anderson may receive Company-paid COBRA health care continuation benefits for himself and his family for 18 months, subject to the limitations of the law.  If either of Messrs. Levra, Kaminsky, Tennyson, Trausch or Anderson is terminated without "cause" (as defined in his respective agreement) after January 1 but before payment of the bonus for the fiscal year in which such termination occurs, such executive officer will also be entitled to a bonus, pro rated for the period employed that fiscal year through termination based on such executive officer's maximum target bonus for that fiscal year, if any bonus is paid to at least one executive vice president for that fiscal year.  Upon termination by Messrs. Levra, Kaminsky, Tennyson, Trausch or Anderson for “good reason” (as defined in his respective agreement), such executive officer will receive a lump sum payment equal to the amount he would have received, at his annual base salary rate, for 24 months, 12 months, six months, six months and six months, respectively, within 60 days following such termination.

If termination by the Company without "cause" or by "non-renewal" or by the employee for "good reason" occurs within 12 months following or in "anticipation of" a "change in control" (as defined in their respective agreements), then each of Messrs. Levra, Kaminsky, Tennyson, Trausch and Anderson will receive in lieu of the above, a lump sum payment equal to  the amount he would have received, at his annual base salary rate, for 30 months, 18 months, 12 months, 12 months, and 12 months, respectively, to be paid within 60 days following such termination.  The agreements provide that any such payments may be reduced to the maximum amount that may be paid without the payments being "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended.  The 2004 Equity Incentive Plan generally provides, that upon a change in control, all stock awards then outstanding shall vest immediately.  For a further description of these arrangements, see "Potential Payments Upon Termination or Change in Control."

Benefits

During fiscal 2009, each executive officer received an annual automobile allowance of $20,000 for Mr. Levra, $11,550 for Messrs. Kaminsky, Tennyson and Trausch, and $16,150 for Mr. Anderson.  For fiscal 2010, such amounts will remain unchanged.  During fiscal 2008, certain executive officers received reimbursement for personal tax and financial advisory services of up to $2,000 for Mr. Levra and $750 for Messrs. Kaminsky and Trausch.  Such reimbursement was discontinued in 2009 and the executive's automobile allowance was increased by a like amount.  Each executive officer also is entitled to participate in the Company’s executive health care plan which pays all health care costs not covered by the Company’s group health insurance plan, up to $100,000 in the aggregate and $30,000 per occurrence, including premiums and deductibles.

Tax and Accounting Implications

Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), a public company generally will not be entitled to a deduction for non-performance-based compensation paid to certain executive officers to the extent such compensation exceeds $1.0 million.  Special rules apply for "performance-based" compensation, including the approval of the performance goals by the stockholders of the Company.

As the Company’s current compensation structure generally does not contemplate annual non-performance based compensation to any executive in excess of $1,000,000, the Committee has not formulated a policy in qualifying compensation paid to executive officers for deductibility under Section 162(m) of the Code, and does not foresee the necessity of doing so in the near future. Should limitations on the deductibility of compensation become a material issue, the Committee will, at such time, determine whether such a policy should be implemented, either in general or with respect to specific transactions.

Accounting for Share-Based Compensation

Beginning on April 1, 2007, the Company began accounting for share-based compensation in accordance with the requirements of SFAS 123(R).  The impact of the adoption of SFAS 123(R) is discussed in Note 6 to the Company's audited financial statements for the year ended March 29, 2009 and included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2008.

Conclusion

The Committee believes that the Company's compensation policies support the Committee's compensation philosophy that compensation should be designed to attract, retain and motivate executives critical to the Company's long-term growth and profitability.  The Committee believes that for fiscal 2007, 2008 and 2009, the total compensation package for each of the Named Executive Officers was competitive with the total compensation paid to executives of other companies in the Company's industry that are of similar size and performance.  In addition, the Committee believes that the bonus and equity awards help reinforce the compensation philosophy that bonus programs and equity incentive plans should motivate the executive to achieve specific strategic and performance objectives established by the Board and align the executive's interests with those of the Company's stockholders.

Report of the Compensation Committee

The Compensation Committee (the "Committee") of the Company has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Dated: July 24, 2009	THE COMPENSATION COMMITTEE

John R. Attwood, Chairman
Donald J. Howard
Kevin J. Ventrudo

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007.  The Named Executive Officers are the Company's Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below (reduced by the amount in column (h)).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Craig L. Levra Chairman of the Board, President and Chief Executive Officer	2009 2008 2007	380,000 380,000 380,000	-- -- --	-- -- --	-- -- --	-- -- 250,000	-- -- --	44,416 44,023 40,491	424,416 424,023 670,491

Howard K. Kaminsky Executive Vice President – Finance, Chief Financial Officer and Secretary	2009 2008 2007	228,000 228,000 226,310	-- -- --	-- -- --	-- -- 2,343	-- -- --	-- -- --	27,293 30,967 31,163	255,293 258,967 257,473

Dennis D. Trausch Executive Vice President – Growth and Development	2009 2008 2007	185,400 184,000 177,740	-- -- --	-- -- --	19,020 2,308 --	-- -- --	-- -- --	30,063 56,259 53,259	234,483 242,567 230,999

Thomas H. Tennyson Executive Vice President and Chief Merchandising Officer	2009	285,000	28,500	--	22,782	--	--	23,652	359,934

Tim A. Anderson Senior Vice President – Retail Operations	2009 2008 2007	180,000 177,300 166,790	-- -- --	-- -- --	22,207 3,831 --	-- -- --	-- -- --	23,949 24,592 22,312	226,156 205,723 189,102
_______________

(1)
The value of the equity awards in column (e) and (f) is the dollar amount recognized for financial statement reporting purposes for fiscal 2007, 2008 and 2009.  In accordance with SFAS 123(R), stock option amounts are determined using the Black-Scholes option valuation model.  This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates.  See Note 6 to the Company's audited financial statements for the fiscal year ended March 29, 2009, included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2009, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(2)	Bonuses earned in fiscal 2007 based on the achievement of the targets established by the Board in June 2006 are shown in column (g).

(3)
Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses, consisting of automobile allowances, reimbursement of personal tax and financial advisory services, matching contributions under the Company's retirement plan, group health insurance, group life insurance and executive health care.  The amount shown in column (i) for "All Other Compensation" consists of the following:

	Year	Craig L. Levra ($)	Howard K. Kaminsky ($)	Dennis D. Trausch ($)	Thomas H. Tennyson ($)	Tim A. Anderson ($)
Automobile allowance	2009 2008 2007	20,000 18,000 18,000	11,550 10,800 10,800	11,550 10,800 10,800	11,550 -- --	16,150 15,400 15,400
Tax and financial advisory services	2009 2008 2007	-- 2,000 2,000	-- 750 750	-- 750 750	-- -- --	-- 750 750
Matching contributions to retirement plan	2009 2008 2007	2,583 2,583 2,626	2,396 2,396 3,015	-- -- 686	-- -- --	-- -- --
Group health and life insurance	2009 2008 2007	15,024 15,024 15,024	10,517 15,024 15,024	10,517 10,517 10,517	10,517 -- --	5,008 5,008 5,008
Executive health care	2009 2008 2007	6,809 6,416 2,841	2,830 1,997 1,574	7,996 34,462 30,506	1,585 -- --	2,791 3,434 1,154
Total	2009 2008 2007	44,416 44,023 40,491	27,293 30,967 31,163	30,063 56,529 53,259	23,652 -- --	23,949 24,592 22,312

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of awards to the Named Executive Officers under our non-equity and equity incentive plans during fiscal 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Craig L. Levra	--
Howard K. Kaminsky	--
Dennis D. Trausch	4/9/09								35,000	4.94	79,800
Thomas H. Tennyson	4/9/09								50,000	4.94	114,000
Tim A. Anderson	4/9/09								37,500	4.94	85,500
______________________

(1)
Under the Company's executive bonus plan, certain executive officers may earn a bonus equal to a percentage of their annual base salaries.  Generally, if the Company achieves 90% or more of the performance criteria set by the Committee at the beginning of the fiscal year, then the executives receive 50% of the full annual bonus plus 5% for each full percentage point above 90% achieved, up to 100%.  However, even if the performance criteria are achieved, the Compensation Committee may exercise negative discretion and determine not to award any bonuses.  The amountin column (d) is the amount payable if the Company had achieved 100% of the performance criteria for fiscal 2009 established by the Compensation Committee.  In fiscal 2009, the Company did not achieve 90% of the performance criteria, and no bonuses were paid to any of the Named Executive Officers.  See "How and Why Compensation Decisions Were Made – Bonuses."

(2)
In accordance with SFAS 123(R), stock option amounts are determined using the Black-Scholes option valuation model.  This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates.  See Note 6 to the Company's audited financial statements for the fiscal year ended March 29, 2009, included in the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2009, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).  The value of the equity awards in column (l) is the dollar amount recognized for financial statement reporting purposes for fiscal 2009 under SFAS 123(R) for equity awards granted in fiscal 2009.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company has entered into employment agreements, as amended, with each of Messrs. Levra, Kaminsky, Trausch, Tennyson and Anderson.  The term of employment of Messrs. Levra, Kaminsky, Trausch, Tennyson and Anderson commences on January 1 of each year and terminates on the following December 31 and automatically renews for an additional twelve months at the end of the initial term or any renewal term unless notice of termination is given by either party at least 30 days prior to the end of the term.  For fiscal 2010, Messrs. Levra, Kaminsky, Trausch, Tennyson and Anderson are entitled to (i) receive an annual base salary (subject to increase from time to time in the discretion of the Board) of $380,000, $228,000, $185,400, $295,000 and $180,000, respectively, (ii) participate in the executive bonus program, (iii) receive a monthly automobile allowance in the amount of $20,000 for Mr. Levra, $11,550 for Messrs. Kaminsky, Trausch, and Tennyson, and $16,150 for Mr. Anderson, and (iv)  participate in all plans provided to executive officers or employees generally.  Mr. Tennyson is entitled to a minimum bonus of $28,500 for fiscal 2009 and $29,500 for fiscal 2010.  In the event employment is terminated by the Company without "cause" (as defined in such employment agreements) or by the employee for specified causes, Mr. Levra will be entitled to his annual base salary for 24 months, Mr. Kaminsky will be entitled to his annual base salary for 12 months, and Messrs. Trausch, Tennyson  and Anderson each will be entitled to his annual base salary for six months, as well as certain other payments, as well as alternative amounts on a termination in connection with a change in control.  See "Post-Termination and Change in Control Payments" above.

Indemnification Agreements

In addition, the Company enters into an indemnification with its executive officers that may require the Company to indemnify him against liabilities that may arise by reason of his status or service.

Compensation of Directors

The following table sets forth the compensation paid to our non-employee directors for their service in fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Eric S. Olberz	28,350	--	3,134	--	--	--	31,484
Frederick H. Schneider	49,350	--	3,134	--	--	--	52,484
John R. Attwood	36,850	--	3,134	--	--	--	39,984
Donald J. Howard	43,650	--	3,134	--	--	--	46,784
Kevin J. Ventrudo (2)	--	--	--	--	--	--	--
_______________

(1)
The value of the equity awards in column (c) and (d) is the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 29, 2009, in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), without regard to the estimate of forfeitures related to service-based vesting conditions.  See Note 6 to the Company's audited financial statements for the fiscal year ended March 29, 2009, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2009, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(2)	Mr. Ventrudo was appointed as a director in April 2009.

Directors who are employees of the Company are compensated as officers of the Company and receive no separate compensation for serving as directors.  Effective November 11, 2008, the compensation of non-employee directors was reduced. Non-employee directors currently receive an annual retainer of $22,500 plus $900 for each Board or committee meeting attended during the fiscal year.  The chair of the Audit Committee receives an additional $1,800 for each Audit Committee meeting attended, and the other committee chairs receive an additional $900 for each meeting of their respective committees attended.  Directors also receive reimbursement of expenses incurred in attending meetings.  The Board may modify such compensation in the future.

Prior to January 1, 2005, under the 1992 Plan, each non-employee director was granted automatically upon becoming a director, options to purchase 5,000 shares of Common Stock at the fair market value on the grant date.  Under this plan, on each triennial date on which a non-employee director was reelected to the Board, options for an additional 5,000 shares were granted automatically to the director subject to an aggregate limit for any one non-employee director of options to acquire a total of 30,000 shares.  Options under this plan are exercisable one-third upon grant and one-third on each of the first and second anniversaries of the date of grant, and all options expire five years from the date of grant.  Beginning January 1, 2005, under the 2004 Plan, on the date of the annual meeting of stockholders each non-employee director currently is granted options to purchase 2,000 shares of Class A Common Stock at the fair market value on the date of grant, except in fiscal 2007 when no options were granted.  All options are fully vested upon grant and expire ten years from the date of grant.  Messrs. Attwood, Howard, Eric Olberz, Schneider and Ventrudo have been granted outstanding options representing a total of 18,000, 28,000, 9,250, 18,000, and 10,000 shares, respectively.  See "Narrative to Summary Compensation Table and Grants of Plan Based Awards – 2004 Equity Incentive Plan."

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Attwood (Chairman), Howard and Ventrudo. No member of the Compensation Committee has served as one of the Company’s officers or employees at any time.  None of the executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

The following table sets forth as of the Record Date certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of any class of the Common Stock (other than depositories), (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined below) and (iv) all of the Company's executive officers and directors as a group.

	Class A Common Stock		Class B Common Stock		% of Total Voting Power (4)
Name and Address (1)	Shares (2)	% of Class (3)	Shares (2)	% of Class (3)
Norbert Olberz (5)	7,677,239	62.1%	105,565	6.0%	20.6%
John R. Attwood (6)	44,250	*	5,750	*	*
Donald J. Howard (7)	25,000	*	3,000	*	*
Eric S. Olberz (8)	13,194	*	1,750	*	*
Frederick H. Schneider (6)	93,075	*	12,725	*	*
Kevin J. Ventrudo (9)	35,000	*	--	*	*
Craig L. Levra (10)	248,834	2.0	815,183	45.7	34.3
Howard K. Kaminsky (11)	191,682	1.5	291,321	16.4	12.5
Dennis D. Trausch (12)	276,380	2.2	32,050	1.8	1.9
Thomas H. Tennyson (13)	10,000	*	--	*	*
Tim A. Anderson (14)	75,250	*	7,250	*	*
Wedbush, Inc. (15)	1,049,059	8.5	157,946	9.0	8.8
Silver Point Capital L.P. (16)	779,643	6.3	--	*	1.6
Dimensional Fund Advisors L.P. (17)	703,974	5.7	--	*	1.5
Directors and executive officers as a group (11 persons) (18)	8,689,904	66.8	1,274,594	69.6	68.8
______________

*	Less than 1%

(1)
The address of each executive officer and director is in care of the Company, One Sport Chalet Drive, La Cañada, California 91011.  The address of Wedbush, Inc. is 1000 Wilshire Boulevard, Los Angeles, California 90017.  The address of Silver Point Capital L.P. is Two Greenwich Plaza, 1st Floor, Greenwich, Connecticut 06830.  The address of Dimensional Fund Advisors L.P. is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(2)	Except as may be set forth below and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares of Common Stock owned.

(3)
Based on 12,359,990 shares of Class A Common Stock and 1,763,321 shares of Class B Common Stock outstanding on the Record Date.  Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  The amount of shares beneficially owned by such person by reason of these acquisition rights is not deemed outstanding for the purpose of calculating the percentage ownership of any other person.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at the Record Date.

(4)	Based on 1/20th of one vote for each share of Class A Common Stock and one vote for each share of Class B Common Stock.

(5)
Consists of shares held by the Olberz Trust, a revocable grantor trust of which Mr. Olberz and his wife are co-trustees.  7,677,239 shares of Class A Common Stock and 105,565 shares of Class B Common Stock are pledged as collateral for a loan used in conjunction with a real estate construction project.

(6)	Includes 16,250 shares of Class A Common Stock and 1,750 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 6, 2009.

(7)	Includes 25,000 shares of Class A Common Stock and 3,000 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 6, 2009.

(8)	Includes 7,500 shares of Class A Common Stock and 1,750 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 6, 2009.

(9)	Excludes 10,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable October 6, 2009.

(10)
Includes 248,750 shares of Class A Common Stock and 21,250 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 6, 2009.  84 shares of Class A Common Stock and 793,933 shares of Class B Common Stock are pledged as collateral for a loan used to pay Mr. Levra’s income taxes resulting from the 2005 recapitalization plan and for subsequent purchases of Class B Common Stock.

(11)	Includes 109,750 shares of Class A Common Stock and 14,250 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 6, 2009.

(12)
Includes 144,200 shares of Class A Common Stock and 18,000 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 6, 2009.  Excludes 29,800 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.

(13)
Includes 10,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after October 6, 2009.  Excludes 40,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.

(14)
Includes 75,250 shares of Class A Common Stock and 7,250 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before October 6, 2009.  Excludes 33,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.

(15)
Based on information contained in Schedules 13G/A filed with the SEC on February 18, 2009, by Wedbush, Inc., Edward W. Wedbush and Wedbush Morgan Securities, Inc. as joint filers.  Wedbush, Inc. is the parent company of Wedbush Morgan Securities, Inc.  Edward W. Wedbush is the chairman and principal shareholder of Wedbush, Inc. and the President of Wedbush Morgan Securities, Inc.  Wedbush, Inc. states that it has sole voting power and sole dispositive power over 648,912 shares of Class A Common Stock and 98,116 shares of Class B Common Stock, shared voting power over 975,759 shares of Class A Common Stock and 143,211 shares of Class B Common Stock and shared dispositive power over 1,049,059 shares of Class A Common Stock and 157,946 shares of Class B Common Stock.  Mr. Wedbush states he has sole voting power and sole dispositive power over 230,350 shares of Class A Common Stock and 32,850 shares of Class B Common Stock, shared voting power over 975,759 shares of Class A Common Stock and 143,211 shares of Class B Common Stock and shared dispositive power over 1,049,059 shares of Class A Common Stock and 157,946 shares of Class B Common Stock.  Wedbush Morgan Securities, Inc. states it has sole voting power and sole dispositive power over 96,497 shares of Class A Common Stock and 12,245 shares of Class B Common Stock, shared voting power over 975,759 shares of Class A Common Stock and 143,211 shares of Class B Common Stock and shared dispositive power over 1,049,059 shares of Class A Common Stock and 157,946 shares of Class B Common Stock.  Mr. Wedbush disclaims beneficial ownership of the Class A Common Stock or the Class B Common Stock held by Wedbush, Inc. or Wedbush Morgan Securities, Inc.

(16)
Based on information contained in a Schedule 13G/A filed with the SEC on February 17, 2009, by Silver Point Capital, L.P., Edward A. Mule and Robert J. O'Shea, as joint filers.  Silver Point Capital, L.P. is the investment manager of Silver Point Capital Fund, L.P. and Silver Point Capital Offshore Fund, Ltd.  Silver Point Capital Management, LLC is the general partner of Silver Point Capital, L.P., and Messrs. Mule and O'Shea are members of Silver Point Capital Management, LLC.  Silver Point Capital, L.P. states that it has sole voting power and sole dispositive power over 779,643 shares of Class A Common Stock.  Messrs. Mule and O'Shea each states that he has shared voting power and shared dispositive power over 779,643 shares of Class A Common Stock.

(17)
Based on information contained in a Schedule 13G/A filed with the SEC on February 9, 2009 by Dimensional Fund Advisors L.P. as the investment manager of certain investment companies, trusts and accounts.  Dimensional Fund Advisors L.P. states that it has sole voting power over 700,163 shares of Class A Common Stock and sole dispositive power over 703,974 shares of Class A Common Stock.  Dimensional Fund Advisors L.P. disclaims beneficial ownership of the Class A Common Stock or the Class B Common Stock held by these investment companies, trusts and accounts.

(18)
Includes 652,950 shares of Class A Common Stock and 69,000 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before  October 6, 2009.  Excludes 112,800 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to shares of common stock that may be issued under our equity compensation plans as of March 29, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders
Class A	1,772,661	$5.13	1,053,121(1)
Class B	134,044	$3.99	1,053,121(1)
Plans Not Approved by Stockholders
_______________

(1)
At August 7, 2009, there were 1,291,971 shares of common stock available for issuance, which shares may be either Class A Common Stock or Class B Common Stock.  The change from March 30, 2008 is due to subsequent grants of options to purchase up to 18,000 shares of Class A Common Stock offset by forfeitures of 217,350 options to purchase shares of Class A Common Stock and 39,500 options to purchase shares of Class B Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has a standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.  Each committee consists of two or more directors who serve at the discretion of the Board.  Each member of each committee is "independent" as defined under the applicable rules of Nasdaq, and each member of the Audit Committee is "independent" as defined under the applicable rules of the SEC.

Policy Regarding Related Person Transactions

The Board has adopted a written policy which requires the Audit Committee to review and approve or ratify any transaction (a “related person transaction”) in which the Company was, or is to be, a participant and in which any director, executive officer, nominee for director or beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, or any immediate family member of any such person, has a direct or indirect material interest. The policy requires the following:

•
the Audit Committee shall review any proposed agreement or arrangement relating to a related person transaction or series of related person transactions, and any proposed amendment to any such agreement or arrangement;

•
the Audit Committee shall establish standards for determining whether the transactions covered by such proposed agreement or arrangement, are on terms no less favorable to the Company than could be obtained from an unrelated third party (“fair to the Company”);

•
before the Company enters into any such proposed agreement or arrangement, and at least annually thereafter, the Company's accounting department shall report to the Audit Committee whether the transactions covered by such agreement or arrangement are fair to the Company under the standards established by the Audit Committee;

•
the Audit Committee shall not pre-approve, and shall make all reasonable efforts (taking into account the cost thereof to the Company) to cancel or cause to be renegotiated, any such agreement or arrangement which is not so determined to be fair to the Company; and

•	the Company will disclose any related person transactions required to be disclosed by the rules promulgated by the SEC, in the manner so required.

Property Leases

The Company leases from corporations controlled by Norbert Olberz, the Company’s former Chairman Emeritus and the Company's founder and the father of Eric S. Olberz (the "Founder"), its corporate offices in La Cañada and its stores in La Cañada, Huntington Beach and Porter Ranch, California.  The Company has incurred rental expense to the Founder of $2.8 million, $2.5 million, and $2.5 million in fiscal 2009, 2008, and 2007, respectively.

Management believes that the occupancy costs under the leases with corporations controlled by the Founder are no higher than those that would be charged by unrelated third parties under similar circumstances.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed by Moss Adams LLP, our independent registered public accounting firm, during or with respect to fiscal 2009 and fiscal 2008 were as follows:

Audit Fees:  Fees for audit services totaled $180,207 in fiscal 2009 and $192,929 in fiscal 2008, including fees associated with the annual audit and the reviews of the Company's Quarterly Reports on Form 10-Q.

Audit-Related Fees:  Fees for audit related services totaled $66,009 in fiscal 2009 and $53,257 in fiscal 2008.  Audit-related services principally include benefit plan audits and accounting consultations.

Tax Fees:  Fees for tax services, including tax compliance, tax advice and tax planning totaled $67,925 in fiscal 2009 and $124,412 in fiscal 2008.

All Other Fees:  Fees for other services totaled $12,321 in fiscal 2009 and $0 in fiscal 2008.

The Audit Committee administers the Company's engagement of Moss Adams LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis.  In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Moss Adams LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services.  The Audit Committee, in reliance on management and the independent registered public accounting firm, has determined that the provision of these services is compatible with maintaining the independence of Moss Adams LLP.

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

SPORT CHALET, INC. (Registrant)

Date: July 24, 2009	By:	/s/ Craig L. Levra
Craig L. Levra, Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky, Executive Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation.	(1)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	(2)

3.3	Bylaws, of Sport Chalet, Inc., as amended as of November 5, 2007.	(3)

4.1	Form of Certificate for the Class A Common Stock.	(4)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1	1992 Incentive Award Plan.	(5)

10.2	2004 Equity Incentive Plan.	(6)

10.3*	Form of Director and Officer Indemnification Agreement.	(21)

10.4	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(7)

10.5	Amendment to Lease for La Cañada stores dated as of June 12, 2006, between the Company and La Cañada Properties, Inc.	(21)

10.6	Lease for La Cañada store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	(29)

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(8)

10.8	Amendment to Lease for Huntington Beach store dated as of June 12, 2006, between the Company and Huntington Beach Properties, Inc.	(21)

10.9	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(9)

10.10	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(10)

10.11	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(11)

10.12	Amendment No. 2 to Business Loan Agreement dated as of June 19,1998, between the Company and Bank of America, N.A.	(12)

10.13	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(13)

10.14	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(14)

10.15	Amendment No. 5 to Loan Agreement dated as of September 25, 2003, between the Company and Bank of America, N.A.	(15)

10.16	Amendment No. 6 to Loan Agreement dated as of September 30, 2006, between the Company and Bank of America, N.A.	(16)

10.17	Amendment No. 7 to Loan Agreement dated as of March 31, 2007, between the Company and Bank of America, N.A.	(21)

Exhibit Index

Number	Description

10.18	Amendment No. 8 to Loan Agreement dated as of April 19, 2007, between the Company and Bank of America, N.A.	(23)

10.19	Loan Agreement dated as of August 31, 2007, between the Company and Bank of America, N.A.	(24)

10.20	Security Agreement dated August 31, 2007, between the Company and Bank of America, N.A.	(24)

10.21	Amended and Restated Loan and Security Agreement dated June 20, 2008, between the Company, together with each of the other Obligated Parties party thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(29)

10.22	Pledge Agreement dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.23	Amendment No. 1 to Loan Agreement dated as of January 9, 2009, between the Company and Bank of America, N.A.	(25)

10.24	Amendment No. 2 to Loan Agreement dated as of January 29, 2009, between the Company and Bank of America, N.A.	(26)

10.25	Amendment No. 3 to Loan Agreement dated as of March 2, 2009, between the Company and Bank of America, N.A.	(27)

10.26	Amendment No. 4 to Loan Agreement dated as of May 4, 2009, between the Company and Bank of America, N.A.	(28)

10.27	Secured Continuing Guaranty dated June 20, 2008, by Sport Chalet Value Services, LLC in favor of Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.28	Website Security Agreement and Power of Attorney dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.29	Post Closing Agreement dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.30	Trademark Security Agreement dated June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.31*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(17)

10.32*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(18)

10.33*	Employment Agreement dated as of December 31, 2008, between the Company and Craig L. Levra.	(19)

10.34*	Employment Agreement dated as of December 31, 2008, between the Company and Howard K. Kaminsky.	(19)

10.35*	Employment Agreement dated as of December 31, 2008, between the Company and Dennis D. Trausch.	(19)

10.36*	Employment Agreement dated as of December 31, 2008, between the Company and Thomas H. Tennyson.	(19)

Exhibit Index

Number	Description

10.37*	Employment Agreement dated as of December 31, 2008, between the Company and Tim Anderson.	(19)

10.38*	Form of letter agreement re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(22)

14.1	Code of Conduct	(20)

23.1	Report of Independent Registered Public Accounting Firm.	(30)

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K/A.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(2)	Incorporated by reference to Exhibit 3.1 to the Company's current report on From 8-K filed on September 22, 2005.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2007

(4)	Incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A (Registration Statement No. 000-20736).

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(9)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(14)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005

(17)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005

(19)	Incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(20)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.

(21)	Incorporated by reference to Exhibit 10.3, 10.5, 10.7 and 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(22)	Incorporated by reference to Exhibit 99.1to the Company’s Current Report on Form 8-K filed on April 3, 2006.

(23)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(24)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007.

(25)	Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed on January 16, 2009.

(26)	Incorporated by reference to Exhibits 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2009.

(27)	Incorporated by reference to Exhibits 99.1 to the Company’s Current Report on Form 8-K filed on March 2, 2009.

(28)	Incorporated by reference to Exhibits 99.1 to the Company’s Current Report on Form 8-K filed on May 7, 2009.

(29)	Incorporated by reference to Exhibit 10.3, 10.5, 10.7 and 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

(30)	Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.