Form 10-Q
period 2009-06-28
SPORT CHALET INC
filed 2009-08-07
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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
Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes __   No __

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
Yes __   No X

At August 6, 2009, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	June 28, 2009	June 29, 2008
	(in thousands, except per share amounts)
Net sales	$79,403	$87,120
Cost of goods sold, buying and
occupancy costs	58,413	64,412
Gross profit	20,990	22,708

Selling, general and
administrative expenses	19,937	25,969
Depreciation and amortization	3,456	3,611
Loss from operations	(2,403)	(6,872)

Interest expense	581	657
Loss before taxes	(2,984)	(7,529)

Income tax benefit	-	(3,003)
Net loss	$(2,984)	$(4,526)

Loss per share:
Basic	$(0.21)	$(0.32)
Diluted	$(0.21)	$(0.32)

Weighted average number of
common shares outstanding:
Basic	14,123	14,123
Diluted	14,123	14,123

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	March 29,
	2009	2009
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$290	$290
Accounts receivable, net	2,724	1,434
Merchandise inventories	99,704	88,431
Prepaid expenses and other current assets	1,206	2,178
Income tax receivable	3	1,004
Total current assets	103,927	93,337

Fixed assets, net	54,470	57,718
Total assets	$158,397	$151,055

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,502	$31,083
Loan payable to bank	49,789	39,140
Salaries and wages payable	2,719	4,150
Other accrued expenses	15,364	19,379
Total current liabilities	104,374	93,752

Deferred rent	24,830	25,217
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,359,990 at
June 28, 2009 and March 29, 2009	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,763,321 at
June 28, 2009 and March 29, 2009	18	18
Additional paid-in capital	34,549	34,458
Accumulated deficit	(5,498)	(2,514)
Total stockholders’ equity	29,193	32,086
Total liabilities and stockholders’ equity	$158,397	$151,055

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	June 28, 2009	June 29, 2008
	(in thousands)
Operating activities
Net loss	$(2,984)	$(4,526)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,456	3,611
Share-based compensation	91	72
Deferred income taxes	-	(4,418)
Changes in operating assets and liabilities:
Accounts receivable	(1,290)	(1,149)
Merchandise inventories	(11,273)	(7,441)
Prepaid expenses and other current assets	972	1,128
Income tax receivable	1,001	1,405
Accounts payable	2,327	9,063
Salaries and wages payable	(1,431)	(1,430)
Other accrued expenses	(4,015)	4,510
Deferred rent	(387)	(188)
Net cash (used in) provided by operating activities	(13,533)	637

Investing activities
Purchase of fixed assets	(208)	(5,748)
Net cash used in investing activities	(208)	(5,748)

Financing activities
Proceeds from bank borrowing	99,405	30,121
Repayments of bank borrowing	(88,756)	(25,472)
Checks drawn in excess of cash balances	3,092	-
Tax benefit on employee stock options	-	10
Net cash provided by financing activities	13,741	4,659

Decrease in cash and cash equivalents	-	(452)
Cash and cash equivalents at beginning of period	290	3,894
Cash and cash equivalents at end of period	$290	$3,442

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	598	318

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business and Basis of Presentation

        Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah.  The Company has 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The condensed consolidated financial data at March 29, 2009 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 29, 2009.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company has evaluated subsequent events through the issuance date of this Form 10-Q.

2.           Liquidity

Our primary capital requirements are for inventory, store relocation and remodeling.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  For the foreseeable future our ability to continue our operations and business is dependent on our cash flow from operations and borrowing capacity.  Comparable store sales for the past eight quarters from the second quarter of fiscal 2008 to the first quarter of fiscal 2010 are -2.2%, -6.9%, -8.8%, -11.1%, -6.7%, -15.4%, -17.7% and -14.7%, respectively.  More recently, for our second quarter through August 2, 2009, we have experienced a 10.4% decline in comparable store sales.  In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we are focused on reducing operating expenses and improving liquidity through cost reductions and other initiatives.  For a detailed discussion of the cost reductions and other initiatives, see “Item 1 – Company Initiatives to Manage Macro-Economic Environment” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

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

3.           Income Taxes

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of June 28, 2009, our net deferred tax assets and related valuation allowance totaled $25.3 million.  The Company has federal and state net operating loss carryforwards of $37.2 million and $36.5 million, respectively, which can be carried forward for a period of 20 years.

        We determined there is no liability related to uncertain tax positions.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax year ending March 30, 2008 remains open to examination by the Internal Revenue Service.  The tax years ending March 31, 2005 to March 30, 2008 remain open to examination by the state of California.  The tax years ending March 31, 2006 to March 30, 2008 remain open to examination by the state of Arizona.  The tax year ending March 30, 2008 remains open to examination by the state of Utah.

4.           Loss per Share

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

	Three months ended
	June 28, 2009	June 29, 2008
	(in thousands, except per share amounts)
Net loss	$(2,984)	$(4,526)

Weighted average number of common shares:
Basic	14,123	14,123
Effect of dilutive securities-stock options	-	-

Diluted	14,123	14,123

Class A and Class B Loss per share:
Basic	$(0.21)	$(0.32)
Effect of dilutive securities-stock options	-	-

Diluted	$(0.21)	$(0.32)

An aggregate of 1,620,155 and 1,669,555 options for the three months ended June 28, 2009 and June 29, 2008, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

5.           Loan Payable to Bank

Under our bank credit facility, $45.0 million will be available to the Company, increasing up to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  This facility also provides for up to a $10.0 million maximum in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at June 28, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to a covenant that we maintain a minimum monthly EBITDA.

6.           Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the three months ended June 28, 2009 and June 29, 2008:

	Three months ended
	June 28, 2009	June 29, 2008
	(in thousands)
Compensation expense	$91	$44
Income tax benefit	$-	$18

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  For the three months ended June 28, 2009 and June 29, 2008, the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	Three months ended
	June 28, 2009	June 29, 2008
Risk-free interest rate	2.1%	2.5%
Expected volatility	80.9%	38.9%
Expected dividend yield	0%	0%
Expected life in years	7.5	7.5

The following table sets forth information concerning stock option activity for the three months ended June 28, 2009:

	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 29, 2009	1,907,955	$5.06
Granted	18,000	0.18
Exercised	-
Forfeited or expired	(305,800)	2.99
Outstanding as of June 28, 2009	1,620,155	$5.39	5.9	$112

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $2.50 and $3.41 for Class A and Class B, respectively, as of the last trading day of the period ended June 28, 2009.

7.             Recently Issued Accounting Pronouncements

The following is a list of recently issued accounting pronouncements, none of which have had or are expected to have a material impact on our results of operations, cash flows or financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“FAS 141(R)”), to replace FAS 141, “Business Combinations.”  FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While the adoption of FAS 141(R) has not had a material impact to our consolidated financial statements, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  We currently do not have any non-controlling interests or deconsolidated subsidiaries and therefore FAS 160 will not have any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS 157-4 was effective for the Company’s first quarter of 2009.  The adoption of FSP FAS 157-4 in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

 In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These pronouncements amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments, including method(s) and significant assumptions used to estimate the fair value in interim financial statements as well as in annual financial statements. FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and the Company determined that no additional disclosures were required at this time.

 In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” These pronouncements are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. FSP FAS 115-2 and FAS 124-2 apply to debt securities and require that the total OTTI be presented in the statement of earnings with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009 and these pronouncements did not have any impact on the Company’s consolidated financial statements.

The Company adopted FASB SFAS No. 165, “Subsequent Events” (“FAS 165”) in the first quarter of fiscal 2010.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”).  FAS 168 will become the single source of authoritative nongovernmental U.S.  GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  FAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  FAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of June 28, 2009, we had 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah. These stores average approximately 41,000 square feet in size. In addition, we have a retail e-commerce store at www.sportchalet.com.

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

Recent Events

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

Comparable store sales declined 4.5% for fiscal 2008 and 12.4% for fiscal 2009 as we continued to confront a difficult macro-economic environment, which began with weak housing trends and high gasoline prices in our core markets and continued with the financial and credit crisis.  As a result of the reduction in comparable store sales for fiscal 2009 and the opening of new stores which have not reached maturity, we incurred a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009, compared to a net loss of $3.4 million, or $0.24 per diluted share for fiscal 2008.  Included in the losses are a non-cash impairment charge of $10.7 million and $2.1 million in fiscal 2009 and fiscal 2008, respectively, related to underperforming stores.

We have sustained operating losses in eight of the past nine quarters.  Comparable store sales for the past eight quarters from the second quarter of fiscal 2008 to the first quarter of fiscal 2010 are -2.2%, -6.9%, -8.8%, -11.1%, -6.7%, -15.4%, -17.7% and -14.7%, respectively.  More recently, for our second quarter through August 2, 2009, we have experienced a 10.4% decline in comparable store sales.  In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we are focused on reducing operating expenses and improving liquidity.  In October 2008, we began aggressively taking action to address the severe downturn in the macroeconomic environment by examining our practices, assumptions, models and cost structures in an effort to modify our business model to make the Company more efficient, more focused and better able to navigate the difficult environment.  We are focused more intently than ever on reducing operating expenses and improving liquidity through the following core initiatives and their savings realized for the first quarter of fiscal 2010 as compared to first quarter of fiscal 2009:

•	Improved inventory management and saved $1.6 million in reduced markdowns. As a result of liquidating aged inventory throughout fiscal 2009, our inventory is fresher and cleaner.

•	Renegotiated lease terms and saved $0.6 million in reduced rent. Based on executed amendments to date, we expect to save over $5.0 million in fiscal 2010 compared to fiscal 2009.

•	Increased payroll efficiency and saved $3.4 million. Based on current trends, we anticipate saving $10.7 million in fiscal 2010.

•	Reduced all expense categories and saved $3.7 million primarily from advertising, professional fees and repairs and maintenance. We anticipate saving $9.4 million in fiscal 2010.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with a diminished competitive environment due to the exit or diminished capacity of many key specialty competitors in our marketplace, will better position us for sustainability, viability and positive results in the future as the economy improves.  For a detailed discussion of these cost reductions and other initiatives, see “Item 1 – Company Initiatives to Manage Macro-Economic Environment” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement.  The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation.

Results of Operations

Three Months Ended June 28, 2009 Compared to June 29, 2008

The following table sets forth statements of operations data and relative percentages of net sales for the three months ended June 28, 2009 compared to three months ended June 29, 2008 (dollar amounts in thousands, except per share amounts):

	Three months ended
	June 28, 2009		June 29, 2008		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$79,403	100.0%	$87,120	100.0%	$(7,717)	(8.9%)
Gross profit	20,990	26.4%	22,708	26.1%	(1,718)	(7.6%)
Selling, general and
administrative expenses	19,937	25.1%	25,969	29.8%	(6,032)	(23.2%)
Depreciation and amortization	3,456	4.4%	3,611	4.1%	(155)	(4.3%)
Loss from operations	(2,403)	(3.0%)	(6,872)	(7.9%)	4,469	*
Interest expense	581	0.7%	657	0.8%	(76)	(11.6%)
Loss before taxes	(2,984)	(3.8%)	(7,529)	(8.6%)	4,545	*
Income tax benefit	-	0.0%	(3,003)	(3.4%)	3,003	*
Net loss	(2,984)	(3.8%)	(4,526)	(5.2%)	1,542	*

Class A and Class B Loss per share:
Basic	$(0.21)		$(0.32)		$0.11	*
Diluted	$(0.21)		$(0.32)		$0.11	*

*Percentage change not meaningful.

Sales decreased $7.7 million, or 8.9%, to $79.4 million for the three months ended June 28, 2009 from $87.1 million for the first quarter of last year.  Sales from four new stores, not included in the same store sales calculation, resulted in a $4.0 million increase in sales, or 5.0%.  This increase, along with an increase in Team Sales of $0.8 million, was offset by a same store sales decrease of $12.5 million, or 14.7%.

Gross profit decreased $1.7 million, or 7.6%, as a result of the sales decrease of $7.7 million.  Gross profit benefitted from reductions in markdowns of $1.6 million and in rent of $0.6 million.  As a percent of sales, gross profit increased 30 basis points to 26.4% from 26.1%, primarily as a result of decreased markdowns.  Rent decreased by $0.6 million compared to the first quarter of fiscal 2009; however, rent expense as a percent of sales increased due to the $7.7 million sales decrease.

Selling, general and administrative expenses decreased $6.0 million, or 23.2%, as expenses related to new stores of $2.0 million were offset by expense reductions of $7.1 million.  Expense reduction initiatives include $3.4 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings in other areas include advertising of $2.1 million, professional fees of $0.6 million and repairs and maintenance of $0.5 million.  As a percent of sales, SG&A decreased 470 basis points to 25.1% from 29.8% in the first quarter of fiscal 2009, because the expense reductions more than offset the decline in sales.

We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of June 28, 2009, our net deferred tax assets and related valuation allowance totaled $25.3 million.  The Company has federal and state net operating loss carryforwards of $37.2 million and $36.5 million, respectively, which can be carried forward for a period of 20 years.

Net loss for the first quarter of fiscal 2010 was $3.0 million, or $0.21 per diluted share, compared to a net loss of $4.5 million, or $0.32 per diluted share, for the first quarter of fiscal 2009.  The net loss for the first quarter of fiscal 2010 did not reflect any net tax benefit (because of tax valuation allowances), while the first quarter of fiscal 2009 reflected a net tax benefit of $3.0 million, or $0.21 per share.  Without the tax benefit, the net loss for the first quarter of fiscal 2009 would have been $7.5 million, or $0.53 per share.

Liquidity and Capital Resources

Historically our primary capital requirements for inventory, technology infrastructure, new stores, store relocation and remodeling have been funded by cash from operations, credit terms from vendors and bank borrowing.  For the foreseeable future our ability to continue our operations and business is dependent on our cash flow from operations and borrowing capacity.  Comparable store sales for the past eight quarters from the second quarter of fiscal 2008 to the first quarter of fiscal 2010 are -2.2%, -6.9%, -8.8%, -11.1%, -6.7%, -15.4%, -17.7% and -14.7%, respectively.  More recently, for our second quarter through August 2, 2009, we have experienced a 10.4% decline in comparable store sales.  In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we are focused on reducing operating expenses and improving liquidity.  In October 2008, we began aggressively taking action to address the severe downturn in the macroeconomic environment by examining our practices, assumptions, models and cost structures in an effort to modify our business model to make the Company more efficient, more focused and better able to navigate the difficult environment.  We are focused more intently than ever on reducing operating expenses and improving liquidity through the following core initiatives and their savings realized for the first quarter of fiscal 2010 as compared to first quarter of fiscal 2009:

•	Improved inventory management and saved $1.6 million in reduced markdowns. As a result of liquidating aged inventory throughout fiscal 2009, our inventory is fresher and cleaner.

•	Renegotiated lease terms and saved $0.6 million in reduced rent. Based on executed amendments to date, we expect to save over $5.0 million in fiscal 2010 compared to fiscal 2009.

•	Increased payroll efficiency and saved $3.4 million. Based on current trends, we anticipate saving $10.7 million in fiscal 2010.

•	Reduced all expense categories and saved $3.7 million primarily from advertising, professional fees and repairs and maintenance. We anticipate saving $9.4 million in fiscal 2010.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with a diminished competitive environment due to the exit or diminished capacity of many key specialty competitors in our marketplace, will better position us for sustainability, viability and positive results in the future as the economy improves.  For a detailed discussion of these cost reductions and other initiatives, see “Item 1 – Company Initiatives to Manage Macro-Economic Environment” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant items for the three months ended June 28, 2009 and June 29, 2008:

	Three months ended
	June 28, 2009	June 29, 2008
	(in thousands)
Net loss	$(2,984)	$(4,526)
Depreciation and amortization	3,456	3,611
Deferred income taxes	-	(4,418)
Merchandise inventories	(11,273)	(7,441)
Accounts payable	2,327	9,063
Other accrued expenses	(4,015)	4,510
Other	(1,044)	(162)
Net cash (used in) provided by operating activities	$(13,533)	$637

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store.  Average inventory per store slightly increased 0.7% to $1.81 million from $1.80 million at the end of the first quarter of fiscal 2010 and fiscal 2009, respectively.  Given our recent financial performance and the overall uncertainty during the fourth quarter of fiscal 2009, we were anticipating reductions in available credit from our vendors and therefore had sought merchandise from alternate vendors.  However, we received better than expected support from our vendor community and as a result experienced an increase in average inventory per store. We anticipate reducing average inventory per store over the remainder of this fiscal year.  The increase of $11.3 million in the three months ended June 28, 2009 and the increase of $7.4 million in the three months ended June 29, 2008 were primarily due to seasonality, as sales increase significantly from our first quarter to our second quarter.

Historically, accounts payable increases as inventory increases.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we had slowed payments to our vendors, many of which were brought current during the first quarter of fiscal 2010.  This is the primary reason for an increase of only $2.3 million in accounts payable compared to the increase in inventory of $11.3 million.

Additionally, the insufficient cash available during the fourth quarter of fiscal 2009 also caused other accrued expenses to increase as compared to fiscal 2008.  During the first quarter of fiscal 2010, payments were made to bring expense vendors more current.

We have determined that we will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of June 28, 2009, our net deferred tax assets and related valuation allowance totaled $25.3 million.  The Company has federal and state net operating loss carryforwards of $37.2 million and $36.5 million, respectively, which can be carried forward for a period of 20 years. A new bill, the Net Operating Loss Carryback Act (H.R. 2452) has been introduced in the House which would permit a carryback of losses from 2008 or 2009 for up to five years.  In the event this bill becomes a law, we believe we could obtain an income tax refund of up to $10.0 million.

Net cash used in investing activities is primarily for capital expenditures as shown below:

	Three months ended
	June 28, 2009	June 29, 2008
	(in thousands)
New stores	$-	$3,180
Remodels/Relocations	-	1,439
Existing stores	204	244
Information systems	4	708
Other	-	177
Total	$208	$5,748

We did not open any new stores in the three months ended June 28, 2009 compared to one new store in the same period last year.  The costs to open new stores can vary significantly depending on the terms of the lease.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future.

Forecasted capital expenditures for the remainder of fiscal 2010 are expected to be nominal as all nonessential projects have been curtailed.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of June 28, 2009 is $49.8 million compared to $39.1 million at the end of fiscal 2009.  The increase is primarily the result of cash used in operations.

Under our bank credit facility, $45.0 million will be available to the Company, increasing up to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010 and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolver limit up to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  This facility also provides for up to a $10.0 million maximum in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at June 28, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, a one-time, non-refundable commitment fee of $350,000 and an early termination fee of 1.50% in year one, 0.75% in year two and 0.25% in year three which is waived if the loan is refinanced by the Lender or any of its affiliates.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to a covenant that we maintain a minimum monthly EBITDA.

EBITDA is defined in our bank credit facility as (loss) income before provision (benefit) for income taxes, interest expense, depreciation and amortization, and non-cash charges.  EBITDA is a liquidity measure that is one of the key measures used in calculating compliance with covenants in our credit facility.  Non-compliance with financial covenants could result in a default under our credit agreement and restrict our ability to finance operations or capital needs.  Based on the strategic initiatives taken by management, we believe we can improve a $19 million EBITDA loss in fiscal 2009 to exceed the Lender’s minimum EBITDA requirement of $5.4 million EBITDA profit in fiscal 2010, a $24 million improvement.  Performance against this plan is measured on a monthly cumulative basis and we have reported to the Lender that results have exceeded plan for our first quarter of fiscal 2010.  The monthly minimum EBITDA requirements are not necessarily indicative of future results, nor are they our projection of future results and our actual results may or may not differ materially.  We can satisfy our monthly EBITDA requirement through a number of different combinations of any of the following components: net sales, gross margins, and operating expenses.  A deterioration of any component(s) can be offset by an improvement of any other component(s) and vice versa.  The relationships between the components as they actualize will determine whether the minimum EBITDA requirement is met.

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

The following table summarizes such obligations as of June 28, 2009:

	Payment due by period
		Less than			More than
	Total	1 year	2-3 year	4-5 year	5 years
Contractual Obligations	(in thousands)
Operating Leases (a)	$229,743	$32,518	$63,464	$53,937	$79,824
Employment Contracts	806	170	339	297	-
Total Contractual Obligations	$230,549	$32,688	$63,803	$54,234	$79,824

(a) Amounts include the direct lease obligations.  Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and are therefore not included.  The amount of the excluded expenses are; $10.5 million, $9.6 million and $8.5 million for the fiscal years 2009, 2008 and 2007, respectively.  Operating Lease Obligations reflect savings from lease modifications, assume kick-out clauses will be excercised and do not reflect potential renewals or replacements of expiring leases.

We lease all of our existing store locations.  The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases.  Some leases provide for contingent rent based upon a percentage of sales in excess of specified minimums.  If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and have obtained and are seeking additional rent reductions and lease modifications from our landlords.  We currently expect to achieve savings totaling approximately $14 million over the next three years.  These negotiations, which are on-going, include renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to allow us to terminate the lease at our option at a specified date when contractually defined minimum sales volumes are not exceeded.  We are also exploring the possibility of potentially closing stores that are underperforming with no significant improvement foreseen in the near term.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.85 million relating to workers’ compensation insurance were outstanding as of June 28, 2009 and expire within one year.

No cash dividends have been declared or paid on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities.  Actual results may differ from these estimates.  As discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes, estimation of net deferred income tax asset valuation allowance and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

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

For a more detailed discussion of these factors, see “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

•	The covenants in our revolving credit facility may limit future borrowings to fund our operations.

•	If our vendors do not provide sufficient quantities of products, our net sales and profitability could suffer.

•	A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

•	No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to return to profitability.

•	We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

•	No assurance can be given that our Board of Directors will be successful in its evaluation of strategic alternatives.

•	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

•	Our future operations may be dependent on the availability of additional financing.

•	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

•	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

•	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

•	As a result of the current economic downturn, we have delayed opening new stores. Continued growth is uncertain and subject to numerous risks.

•	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

•	Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.

•	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

•	Declines in the effectiveness of marketing could cause our operating results to suffer.

•	Problems with our information systems could disrupt our operations and negatively impact our financial results.

•	We are controlled by our Founder and management, whose interests may differ from other stockholders.

•	The price of our Class A Common Stock and Class B Common Stock may be volatile.

•	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

•	We may be subject to periodic litigation that may adversely affect our business and financial performance.

•	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

•	Terrorist attacks or acts of war may harm our business.

•	We rely on one distribution center and any disruption could reduce our sales.

•	We may pursue strategic acquisitions, which could have an adverse impact on our business.

•	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

•	Global warming could cause erosion of both our Winter and Summer seasonal businesses over a long-term basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility, which bears interest at floating rates. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer, Craig Levra, Chief Executive Officer, and principal financial officer, Howard Kaminsky, Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures as of June 28, 2009, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 29, 2009 (the “Annual Report”).  Our short- and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results,” as well as the risk factors set forth in the Annual Report.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

The Company’s annual meeting of stockholders is scheduled for September 15, 2009 at 9 a.m. at the Company’s headquarters at One Sport Chalet Drive, La Canada, CA  91011.  Holders of record of the Common Stock of the Company at the close of business on August 7, 2009 are entitled to notice of and to vote, in person or by proxy, at this meeting.

Item 6.  Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, File No. 33-53120)

3.2	Bylaws of Sport Chalet, Inc. amended as of November 5, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on November 9, 2007)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sport Chalet, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2005)

4.1	Form of Certificate for Class A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on September 29, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: August 7, 2009	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)