Form 10-Q
period 2009-09-27
SPORT CHALET INC
filed 2009-11-06
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes __   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
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

At November 6, 2009, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		26 weeks ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands, except share amounts)
Net sales	$88,811	$96,457	$168,214	$183,577
Cost of goods sold, buying and
occupancy costs	63,980	70,861	122,393	135,273
Gross profit	24,831	25,596	45,821	48,304

Selling, general and
administrative expenses	22,066	28,506	42,003	54,475
Depreciation and amortization	3,274	3,656	6,730	7,267
Loss from operations	(509)	(6,566)	(2,912)	(13,438)

Interest expense	703	422	1,284	1,079
Loss before taxes	(1,212)	(6,988)	(4,196)	(14,517)

Income tax benefit	-	(2,767)	-	(5,770)
Net loss	$(1,212)	$(4,221)	$(4,196)	$(8,747)

Loss per share:
Basic	$(0.09)	$(0.30)	$(0.30)	$(0.62)
Diluted	$(0.09)	$(0.30)	$(0.30)	$(0.62)

Weighted average number of
common shares outstanding:
Basic	14,123	14,123	14,123	14,123
Diluted	14,123	14,123	14,123	14,123

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	March 29,
	2009	2009
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$499	$290
Accounts receivable, net	4,248	1,434
Merchandise inventories	93,970	88,431
Prepaid expenses and other current assets	1,193	2,178
Income tax receivable	3	1,004
Total current assets	99,913	93,337

Fixed assets, net	51,349	57,718
Total assets	$151,262	$151,055

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$29,706	$31,083
Loan payable to bank	49,124	39,140
Salaries and wages payable	4,169	4,150
Other accrued expenses	15,236	19,379
Total current liabilities	98,235	93,752

Deferred rent	24,943	25,217
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,359,990 at
September 27, 2009 and March 29, 2009	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,763,321 at
September 27, 2009 and March 29, 2009	18	18
Additional paid-in capital	34,652	34,458
Accumulated deficit	(6,710)	(2,514)
Total stockholders’ equity	28,084	32,086
Total liabilities and stockholders’ equity	$151,262	$151,055

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	26 weeks ended
	September 27, 2009	September 28, 2008
	(in thousands)
Operating activities
Net loss	$(4,196)	$(8,747)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	6,730	7,267
Loss on disposal of equipment	-	179
Share-based compensation	194	189
Deferred income taxes	-	(5,780)
Changes in operating assets and liabilities:
Accounts receivable	(2,814)	(3,465)
Merchandise inventories	(5,539)	(15,573)
Prepaid expenses and other current assets	985	883
Income tax receivable	1,001	-
Accounts payable	(1,377)	18,136
Salaries and wages payable	19	308
Other accrued expenses	(4,143)	5,065
Deferred rent	(274)	1,781
Net cash (used in) provided by operating activities	(9,414)	243

Investing activities
Purchase of fixed assets	(361)	(11,536)
Net cash used in investing activities	(361)	(11,536)

Financing activities
Proceeds from bank borrowing	188,794	77,309
Repayments of bank borrowing	(178,810)	(65,286)
Tax benefit on employee stock options	-	10
Net cash provided by financing activities	9,984	12,033

Increase in cash and cash equivalents	209	740
Cash and cash equivalents at beginning of period	290	3,894
Cash and cash equivalents at end of period	$499	$4,634

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,291	$591

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods.

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

Our primary capital requirements are for inventory.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  For the foreseeable future our ability to continue our operations and business is dependent on these same sources of capital.  The following table sets forth comparable store sales by quarter for the past three fiscal years:

	FY 2008	FY 2009	FY 2010
Q1	1.3%	(11.1%)	(14.7%)
Q2	(2.2%)	(6.7%)	(12.4%)
Q3	(6.9%)	(15.4%)	(2.8%)*
Q4	(8.8%)	(17.7%)	n/a

*Third quarter through November 1, 2009.

In the event sales decline at a rate greater than anticipated to support the covenants in our bank credit facility, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the comparable store sales decline, we are focused on reducing operating expenses and improving liquidity through cost reductions and other initiatives.  For a detailed discussion of the cost reductions and other initiatives, see “Item 1 Business – Company Initiatives to Manage Macro-Economic Environment” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of September 27, 2009, our net deferred tax assets and related valuation allowance totaled $25.7 million.  The Company has federal and state net operating loss carryforwards of approximately $39 million, which can be carried forward for a period of 20 years.

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

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	13 weeks ended		26 weeks ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands, except share amounts)
Net loss	$(1,212)	$(4,221)	$(4,196)	$(8,747)

Weighted average number of common shares:
Basic	14,123	14,123	14,123	14,123
Effect of dilutive securities-stock options	-	-	-	-

Diluted	14,123	14,123	14,123	14,123

Class A and Class B Loss per share:
Basic	$(0.09)	$(0.30)	$(0.30)	$(0.62)
Effect of dilutive securities-stock options	-	-	-	-

Diluted	$(0.09)	$(0.30)	$(0.30)	$(0.62)

An aggregate of 1,785,027 and 1,953,605 options for the 13 and 26 weeks ended September 27, 2009 and September 28, 2008, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

5.	Loan Payable to Bank

Under our bank credit facility, up to $45.0 million will be available to the Company, increasing to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010, and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolving credit limit to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at September 27, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, and an early termination fee if the facility is terminated before June 2010 which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly EBITDA.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the 13 and 26 weeks ended September 27, 2009 and September 28, 2008:

	13 weeks ended		26 weeks ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(in thousands)		(in thousands)
Compensation expense	$102	$117	$193	$189
Income tax benefit	$-	$47	$-	$76

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  For the 13 and 26 weeks ended September 27, 2009 and September 28, 2008, the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	13 weeks ended		26 weeks ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Risk-free interest rate	2.5%	3.5%	2.6%	3.0%
Expected volatility	93.0%	38.4%	92.0%	38.6%
Expected dividend yield	0%	0%	0%	0%
Expected life in years	7.5	7.5	7.5	7.5

The following table sets forth information concerning stock option activity for the 26 weeks ended September 27, 2009:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 29, 2009	1,907,955	$5.06
Granted	220,000	1.54
Exercised	-	-
Forfeited or expired	(342,928)	3.35
Outstanding as of September 27, 2009	1,785,027	$4.95	6.1	$31

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.96 and $3.65 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended September 27, 2009.

In October 2009, the Company offered eligible employees the voluntary opportunity to exchange certain outstanding options to purchase shares of Class A Common Stock for new options (“Exchange Offer”).  Any outstanding option to purchase shares of Class A Common Stock with an exercise price equal to or greater than $2.38 per share, that was granted under our 1992 Incentive Award Plan or our 2004 Equity Incentive Plan, as amended, is eligible to be exchanged in this offer.  The Company expects to cancel the options accepted for exchange, and to grant the new options, no earlier than November 6, 2009.  For a detailed discussion of the Exchange Offer, see the Company’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission (“SEC”) on October 6, 2009.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Recently Issued Accounting Pronouncements

The following is a list of recently issued accounting pronouncements, none of which have had or are expected to have a material impact on our results of operations, cash flows or financial position.

On September 27, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the ASC.  These changes and the ASC itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In the first quarter of fiscal 2010, the Company adopted FASB ASC 855, Subsequent Events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of September 27, 2009, we had 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah. These stores average approximately 41,000 square feet in size. In addition, we have a retail e-commerce store at www.sportchalet.com.

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

Comparable store sales declined 4.5% for fiscal 2008 and 12.4% for fiscal 2009 as we continued to confront a difficult macro-economic environment, which began with weak housing trends and high gasoline prices in our core markets and continued with the financial and credit crisis.  As a result of the reduction in comparable store sales for fiscal 2009 and the opening of new stores which have not reached maturity, we incurred a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009, compared to a net loss of $3.4 million, or $0.24 per diluted share for fiscal 2008.  Included in the losses are a non-cash impairment charge of $10.7 million and $2.1 million in fiscal 2009 and fiscal 2008, respectively, related to underperforming stores.  We have sustained operating losses in nine of the past ten quarters.   The following table sets forth comparable store sales by quarter for the past three fiscal years:

	FY 2008	FY 2009	FY 2010
Q1	1.3%	(11.1%)	(14.7%)
Q2	(2.2%)	(6.7%)	(12.4%)
Q3	(6.9%)	(15.4%)	(2.8%)*
Q4	(8.8%)	(17.7%)	n/a

*Third quarter through November 1, 2009.

In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we have focused on reducing operating expenses and improving liquidity.  In October 2008, we began aggressively taking action to address the severe downturn in the macroeconomic environment by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  We continue to focus on reducing operating expenses and improving liquidity through the following core initiatives and their savings realized for the first half of fiscal 2010 as compared to first half of fiscal 2009:

•	Improved inventory management and saved $3.7 million in reduced markdowns. As a result of liquidating aged inventory throughout fiscal 2009, our inventory is fresher and cleaner.

•	Renegotiated lease terms and saved $1.5 million in rent. Based on executed amendments to date, we expect to save over $5.0 million in fiscal 2010 compared to fiscal 2009.

•	Increased payroll efficiency and saved $7.1 million. Based on current trends, we anticipate saving $10.7 million in fiscal 2010.

•	Reduced all expense categories and saved $6.9 million primarily from advertising, professional fees and repairs and maintenance. We anticipate saving $9.4 million in fiscal 2010.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with the exit or diminished capacity of many key specialty competitors in our marketplace, will better position us for sustainability, viability and positive results in the future as the economy improves.  For a detailed discussion of these cost reductions and other initiatives, see “Item 1 Business – Company Initiatives to Manage Macro-Economic Environment” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

The terms comparable store sales or same store sales are used interchangeably and are considered a key performance measurement.  The sales of a store are first included in the comparable store sales calculation in the quarter following its twelfth full month of operation.

Results of Operations

13 Weeks Ended September 27, 2009 Compared to September 28 2008

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended September 27, 2009 compared to the 13 weeks ended September 28, 2008 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	September 27, 2009		September 28, 2008		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$88,811	100.0%	$96,457	100.0%	$(7,646)	(7.9%)
Gross profit	24,831	28.0%	25,596	26.5%	(765)	(3.0%)
Selling, general and
administrative expenses	22,066	24.8%	28,506	29.6%	(6,440)	(22.6%)
Depreciation and amortization	3,274	3.7%	3,656	3.8%	(382)	(10.4%)
Loss from operations	(509)	(0.6%)	(6,566)	(6.8%)	6,057	(92.2%)
Interest expense	703	0.8%	422	0.4%	281	66.6%
Loss before taxes	(1,212)	(1.4%)	(6,988)	(7.2%)	5,776	(82.7%)
Income tax benefit	-	0.0%	(2,767)	(2.9%)	2,767	*
Net loss	(1,212)	(1.4%)	(4,221)	(4.4%)	3,009	(71.3%)

Class A and Class B Loss per share:
Basic	$(0.09)		$(0.30)		$0.21	(71.3%)
Diluted	$(0.09)		$(0.30)		$0.21	(71.3%)

*Percentage change not meaningful.

Sales decreased $7.7 million, or 7.9%, to $88.8 million for the 13 weeks ended September 27, 2009 from $96.5 million for the second quarter of last year.  The decrease is primarily the result of worsening macro-economic conditions.  Sales from three new stores, not included in the same store sales calculation, resulted in a $2.3 million increase in sales, or 2.4%.  This increase, along with an increase in Team Sales of $0.9 million, was offset by a same store sales decrease of $11.7 million, or 12.4%.

Gross profit decreased $0.8 million, or 3.0%, as a result of the sales decrease partially offset by reductions in markdowns of $1.6 million and in rent of $0.8 million.  As a percent of sales, gross profit increased 150 basis points to 28.0% from 26.5%, also primarily as a result of decreased markdowns and rent.

Selling, general and administrative expenses decreased $6.4 million, or 22.6%, as expenses related to new stores of $0.9 million were offset by expense reductions of $7.3 million.  Expense reduction initiatives include $3.9 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings in other areas include advertising of $1.6 million, professional fees of $0.7 million, utilities of $0.5 million and repairs and maintenance of $0.5 million.  As a percent of sales, SG&A decreased 480 basis points to 24.8% from 29.6% in the second quarter of fiscal 2009, because the expense reductions more than offset the decline in sales.

We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of September 27, 2009, our net deferred tax assets and related valuation allowance totaled $25.7 million.  The Company has federal and state net operating loss carryforwards of approximately $39 million, which can be carried forward for a period of 20 years.

Net loss for the second quarter of fiscal 2010 was $1.2 million, or $0.09 per diluted share, compared to a net loss of $4.2 million, or $0.30 per diluted share, for the second quarter of fiscal 2009.  The net loss for the second quarter of fiscal 2010 did not reflect any net tax benefit (because of tax valuation allowances), while the second quarter of fiscal 2009 reflected a net tax benefit of $2.8 million, or $0.20 per share.  Without the tax benefit, the net loss for the second quarter of fiscal 2009 would have been $7.0 million, or $0.49 per share.

26 Weeks Ended September 27, 2009 Compared to September 28 2008

The following table sets forth statements of operations data and relative percentages of net sales for the 26 weeks ended September 27, 2009 compared to the 26 weeks ended September 28, 2008 (dollar amounts in thousands, except per share amounts):

	26 weeks ended
	September 27, 2009		September 28, 2008		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$168,214	100.0%	$183,577	100.0%	$(15,363)	(8.4%)
Gross profit	45,821	27.2%	48,304	26.3%	(2,483)	(5.1%)
Selling, general and
administrative expenses	42,003	25.0%	54,475	29.7%	(12,472)	(22.9%)
Depreciation and amortization	6,730	4.0%	7,267	4.0%	(537)	(7.4%)
Loss from operations	(2,912)	(1.7%)	(13,438)	(7.3%)	10,526	(78.3%)
Interest expense	1,284	0.8%	1,079	0.6%	205	19.0%
Loss before taxes	(4,196)	(2.5%)	(14,517)	(7.9%)	10,321	(71.1%)
Income tax benefit	-	0.0%	(5,770)	(3.1%)	5,770	*
Net loss	(4,196)	(2.5%)	(8,747)	(4.8%)	4,551	(52.0%)

Class A and Class B Loss per share:
Basic	$(0.30)		$(0.62)		$0.32	(52.0%)
Diluted	$(0.30)		$(0.62)		$0.32	(52.0%)

*Percentage change not meaningful.

Sales decreased $15.4 million, or 8.4%, to $168.2 million for the 26 weeks ended September 27, 2009 from $183.6 million for the 26 weeks of last year.  The decrease is primarily the result of worsening macro-economic conditions.  Sales from four new stores, not included in the same store sales calculation, resulted in a $6.1 million increase in sales, or 3.3%.  This increase, along with an increase in Team Sales of $1.7 million, was offset by a same store sales decrease of $24.0 million, or 13.6%.

Gross profit decreased $2.5 million, or 5.1%, as a result of the sales decrease offset by reductions in markdowns of $3.7 million and in rent of $1.5 million.  As a percent of sales, gross profit increased 90 basis points to 27.2% from 26.3%, also primarily as a result of decreased markdowns and rent.

Selling, general and administrative expenses decreased $12.5 million, or 22.9%, as expenses related to new stores of $1.8 million were offset by expense reductions of $14.0 million.  Expense reduction initiatives include $7.1 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings in other areas include advertising of $3.7 million, professional fees of $1.3 million, utilities of $0.6 million and repairs and maintenance of $1.1 million.  As a percent of sales, SG&A decreased 470 basis points to 25.0% from 29.7% in the first half of fiscal 2009, because the expense reductions more than offset the decline in sales.

We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of September 27, 2009, our net deferred tax assets and related valuation allowance totaled $25.7 million.  The Company has federal and state net operating loss carryforwards of approximately $39 million, which can be carried forward for a period of 20 years.

Net loss for the first half of fiscal 2010 was $4.2 million, or $0.30 per diluted share, compared to a net loss of $8.7 million, or $0.62 per diluted share, for the first half of fiscal 2009.  The net loss for the first half of fiscal 2010 did not reflect any net tax benefit (because of tax valuation allowances), while the first half of fiscal 2009 reflected a net tax benefit of $5.8 million, or $0.41 per share.  Without the tax benefit, the net loss for the first half of fiscal 2009 would have been $14.5 million, or $1.03 per share.

Liquidity and Capital Resources

Our primary capital requirements are for inventory.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  For the foreseeable future our ability to continue our operations and business is dependent on these same sources of capital.  The following table sets forth comparable store sales by quarter for the past three fiscal years:

	FY 2008	FY 2009	FY 2010
Q1	1.3%	(11.1%)	(14.7%)
Q2	(2.2%)	(6.7%)	(12.4%)
Q3	(6.9%)	(15.4%)	(2.8%)*
Q4	(8.8%)	(17.7%)	n/a

*Third quarter through November 1, 2009.

In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we have focused on reducing operating expenses and improving liquidity.  In October 2008, we began aggressively taking action to address the severe downturn in the macroeconomic environment by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  We continue to focus on reducing operating expenses and improving liquidity through the following core initiatives and their savings realized for the first half of fiscal 2010 as compared to first half of fiscal 2009:

•	Improved inventory management and saved $3.7 million in reduced markdowns. As a result of liquidating aged inventory throughout fiscal 2009, our inventory is fresher and cleaner.

•	Renegotiated lease terms and saved $1.5 million in reduced rent. Based on executed amendments to date, we expect to save over $5.0 million in fiscal 2010 compared to fiscal 2009.

•	Increased payroll efficiency and saved $7.1 million. Based on current trends, we anticipate saving $10.7 million in fiscal 2010.

•	Reduced all expense categories and saved $6.9 million primarily from advertising, professional fees and repairs and maintenance. We anticipate saving $9.4 million in fiscal 2010.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with a diminished competitive environment due to the exit or diminished capacity of many key specialty competitors in our marketplace, will better position us for sustainability, viability and positive results in the future as the economy improves.  For a detailed discussion of these cost reductions and other initiatives, see “Item 1 Business – Company Initiatives to Manage Macro-Economic Environment” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant items for the 26 weeks ended September 27, 2009 and September 28, 2008:

	26 weeks ended
	September 27, 2009	September 28, 2008
	(in thousands)
Net loss	$(4,196)	$(8,747)
Depreciation and amortization	6,730	7,267
Deferred income taxes	-	(5,780)
Merchandise inventories	(5,539)	(15,573)
Accounts payable	(1,377)	18,136
Other accrued expenses	(4,143)	5,065
Other	(889)	(125)
Net cash (used in) provided by operating activities	$(9,414)	$243

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store. In addition, sales have decreased 13.6% on a same store basis reducing the need for inventory and as a result, average inventory per store decreased 11% to $1.7 million from $1.9 million at the end of the second quarter of fiscal 2010 and fiscal 2009, respectively.  The increase of $5.5 million in the 26 weeks ended September 27, 2009 and the increase of $15.6 million in the 26 weeks ended September 28, 2008 were primarily due to seasonality, while the period ended September 28, 2008 also included increases for three new stores.

Historically, accounts payable increases as inventory increases.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we had slowed payments to our vendors, most of which have now been brought current.  This is the primary reason for a decrease of $1.4 million in accounts payable compared to the increase in inventory of $5.5 million.

Additionally, the insufficient cash available during the fourth quarter of fiscal 2009 also caused other accrued expenses to increase as compared to fiscal 2008.  During the first quarter of fiscal 2010, payments were made to bring expense vendors more current.

We have determined that we will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of September 27, 2009, our net deferred tax assets and related valuation allowance totaled $25.7 million.  The Company has federal and state net operating loss carryforwards of approximately $39 million, which can be carried forward for a period of 20 years. A bill, the Net Operating Loss Carryback Act (H.R. 2452) has been introduced in the House which would permit a carryback of losses from 2008 or 2009 for up to five years.  In the event this bill becomes a law, we believe we could obtain an income tax refund of up to $10.0 million.

Net cash used in investing activities is primarily for capital expenditures as shown below:

	26 weeks ended
	September 27, 2009	September 28, 2008
	(in thousands)
New stores	$-	$7,069
Remodels/Relocations	-	2,860
Existing stores	305	376
Information systems	56	1,020
Other	-	211
Total	$361	$11,536

We did not open any new stores in the 26 weeks ended September 27, 2009 compared to two new stores and one relocation in the same period last year.  The costs to open new stores can vary significantly depending on the terms of the lease.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future.

Forecasted capital expenditures for the remainder of fiscal 2010 are expected to be nominal as all nonessential projects have been curtailed.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of September 27, 2009 is $49.1 million compared to $39.1 million at the end of fiscal 2009.  The increase is primarily the result of cash used in operations.

Under our bank credit facility, up to $45.0 million will be available to the Company, increasing to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010, and the special advance facility will terminate on October 1, 2010.  This effectively increases the revolving credit limit to $55 million from January 1st of each year through August 31st and also allows for seasonal advances up to $75.0 million from September 1st of each year to December 31st, subject to the scheduled reductions.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at September 27, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, and an early termination fee if the facility is terminated before June 2010 which is waived if the loan is refinanced by the Lender or any of its affiliates.  This credit facility expires in June 2012. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly EBITDA.

EBITDA is defined in our bank credit facility as (loss) income before provision (benefit) for income taxes, interest expense, depreciation and amortization, and non-cash charges.  EBITDA is a liquidity measure that is one of the key measures used in calculating compliance with covenants in our credit facility.  Non-compliance with financial covenants could result in a default under our credit agreement and restrict our ability to finance operations or capital needs.  Based on the strategic initiatives taken by management, we believe we can improve a $19 million EBITDA loss in fiscal 2009 to exceed the Lender’s minimum EBITDA requirement of $5.4 million EBITDA profit in fiscal 2010, a $24 million improvement.  Performance against this plan is measured on a monthly cumulative basis and we have reported to the Lender that results have exceeded plan for our first half of fiscal 2010.  The monthly minimum EBITDA requirements are not necessarily indicative of future results, nor are they our projection of future results and our actual results may or may not differ materially.  We can satisfy our monthly EBITDA requirement through a number of different combinations of any of the following components: net sales, gross margins, and operating expenses.  A deterioration of any component(s) can be offset by an improvement of any other component(s) and vice versa.  The relationships between the components as they actualize will determine whether the minimum EBITDA requirement is met.

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

The following table summarizes such obligations as of September 27, 2009:

	Payment due by period
		Less than			More than
	Total	1 year	2-3 year	4-5 year	5 years
Contractual Obligations	(in thousands)
Operating Leases (a)	$216,089	$30,114	$61,358	$52,508	$72,109
Employment Contracts	764	170	339	255	-
Total Contractual Obligations	$216,853	$30,284	$61,697	$52,763	$72,109

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.7 million relating to workers’ compensation insurance were outstanding as of September 27, 2009 and expire within one year.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer, Craig Levra, Chief Executive Officer, and principal financial officer, Howard Kaminsky, Chief Financial Officer, with the participation of the Company’s management, have evaluated the Company’s disclosure controls and procedures as of September 27, 2009, and have concluded that these controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

By letter dated May 14, 2008, an attorney for a former employee has asserted claims for sexual harassment by a former supervisor during the former employee’s one year of employment.  The former employee alleges being subjected to verbal and physical harassment.  The former employee is seeking compensatory damages and punitive damages, attorneys' fees and costs. The dispute will be submitted for resolution to an arbitrator who was recently selected.  No date has been set for the hearing before the arbitrator.  We are not able to evaluate the likelihood of an unfavorable outcome nor can we estimate a range of potential loss in the event of an unfavorable outcome at the present time.  If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition.

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

Not Applicable.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

On September 15, 2009, we held our 2009 annual meeting of stockholders. At the annual meeting, there were 12,359,990 shares of Class A Common Stock and 1,763,292 shares of Class B Common Stock entitled to vote.  10,572,989 shares of Class A Common Stock and 1,287,703 shares of Class B Common Stock were represented at the meeting in person or by proxy.  Each stockholder is entitled to 1/20th of one vote for each share of Class A Common Stock and one vote for each share of Class B Common Stock.

The following summarizes the votes for those matters submitted to our stockholders for action at the annual meeting:

1.
Amendments of the Certificate of Incorporation and the Bylaws.  To adopt proposed amendments to the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and the Amended and Restated Bylaws (the "Bylaws") to declassify the Board of Directors and to provide for the annual election of all directors.

For	Against	Abstain
1,805,775	10,917	34

2.
Election of Directors.  To elect six persons to the Board of Directors, each to serve until the next annual meeting of stockholders, and until their respective successors have been duly elected and qualified.  One of the directors (the "Class A Director") was elected by the holders of the Class A Common Stock voting as a separate class, and the other directors were elected by the holders of the Class A Common Stock and the holders of the Class B Common Stock voting together as a single class.

Director	For	Withheld
John R. Attwood *	527,527	1,123
Craig L. Levra	1,791,323	25,403
Donald J. Howard	1,791,584	25,142
Eric S. Olberz	1,791,133	25,593
Frederick H. Schneider	1,791,584	25,142
Kevin J. Ventrudo	1,791,450	25,276

* Class A Director

3.
Approval of Option Exchange Program. To authorize the Board of Directors to offer to exchange certain outstanding employee options to purchase shares of Class A Common Stock for stock options of approximately equivalent value in the aggregate based on the closing market price of the Class A Common Stock on the date the new options are granted.

For	Against	Abstain	Non-Votes
1,377,243	102,979	2,028	334,476

4.
Ratification of Appointment of Independent Auditors.  To ratify  the appointment of Moss Adams LLP as the Company's independent registered public accounting firm for the fiscal year ending March 28, 2010.

For	Against	Abstain
1,802,519	1,433	12,774

Item 5.    Other Information.

Stockholder Proposals

Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings.  Securities and Exchange Commission (“SEC”) rules provide that any such proposal to be included in the proxy statement for the Company’s 2010 annual meeting of stockholders must be received by the Secretary of the Company at the Company’s office at One Sport Chalet Drive, La Canada, California 91011 not less than 120 calendar days before the date of the Company’s proxy statement released to stockholders in connection with the 2009 annual meeting in a form that complies with applicable regulations.  The date of the Company’s proxy statement for the 2009 annual meeting was August 20, 2009.  If the date of the 2010 annual meeting is advanced or delayed more than 30 days from the date of the 2009 annual meeting, then the deadline for stockholder proposals intended to be included in the proxy statement for the 2010 annual meeting is a reasonable time before the Company begins to print and mail the proxy statement for the 2010 annual meeting.

SEC rules also govern a company's ability to use discretionary proxy authority with respect to stockholder proposals that were not submitted by the stockholders in time to be included in the proxy statement.  SEC rules provide that if a stockholder proposal is not submitted to the Company at least 45 calendar days before the date on which the Company first mailed the Company’s proxy statement for the 2009 annual meeting, the proxies solicited by the Board for the 2010 annual meeting of stockholders will confer authority on the proxyholders to vote the shares in accordance with the recommendations of the Board if the proposal is presented at the 2010 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.  The Company first mailed the proxy statement for the 2009 annual meeting to stockholders on August 20, 2009.  If the date of the 2010 annual meeting is advanced or delayed more than 30 days from the date of the 2009 annual meeting, then the stockholder proposal must not have been submitted to the Company within a reasonable time before the Company mails the proxy statement for the 2010 annual meeting.

The 2010 annual meeting of stockholders is presently expected to be held on or about August 10, 2010.  Upon any determination that the date of the 2010 annual meeting will be advanced or delayed from this date, the Company will disclose the change in the earliest practical Quarterly Report on Form 10-Q.

Item 6.    Exhibits.

Exhibits:

3.1	Certificate of Incorporation restated as of November 4, 2009

3.2	Bylaws of Sport Chalet, Inc. amended as of September 15, 2009

4.1	Form of Certificate for Class A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on September 29, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: November 6, 2009	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)