Form 10-Q
period 2009-12-27
SPORT CHALET INC
filed 2010-02-08
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
           Large accelerated filer   [   ]       Accelerated filer   [   ]
             Non-accelerated filer   [   ]       Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [  ]   No [X]

At February 5, 2010, there were 12,359,990 shares of Class A Common Stock outstanding and 1,763,321 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		39 weeks ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands, except share amounts)
Net sales	$95,258	$104,562	$263,472	$288,139
Cost of goods sold, buying and
occupancy costs	71,240	81,237	193,633	216,510
Gross profit	24,018	23,325	69,839	71,629

Selling, general and
administrative expenses	21,988	29,107	63,991	83,582
Impairment charge	10,935	10,730	10,935	10,730
Depreciation and amortization	3,192	3,700	9,922	10,967
Loss from operations	(12,097)	(20,212)	(15,009)	(33,650)

Interest expense	821	571	2,105	1,650
Loss before taxes	(12,918)	(20,783)	(17,114)	(35,300)

Income tax (benefit) provision	(9,118)	11,593	(9,118)	5,823
Net loss	$(3,800)	$(32,376)	$(7,996)	$(41,123)

Loss per share:
Basic	$(0.27)	$(2.29)	$(0.57)	$(2.91)
Diluted	$(0.27)	$(2.29)	$(0.57)	$(2.91)

Weighted average number of
common shares outstanding:
Basic	14,123	14,123	14,123	14,123
Diluted	14,123	14,123	14,123	14,123

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	March 29,
	2009	2009
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$9,156	$290
Accounts receivable, net	4,056	1,434
Merchandise inventories	105,893	88,431
Prepaid expenses and other current assets	1,035	2,178
Income tax receivable	9,120	1,004
Total current assets	129,260	93,337

Fixed assets, net	37,484	57,718
Total assets	$166,744	$151,055

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,145	$31,083
Loan payable to bank	56,162	39,140
Salaries and wages payable	3,206	4,150
Other accrued expenses	19,072	19,379
Total current liabilities	117,585	93,752

Deferred rent	24,743	25,217
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,359,990 at
December 27, 2009 and March 29, 2009	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,763,321 at
December 27, 2009 and March 29, 2009	18	18
Additional paid-in capital	34,784	34,458
Accumulated deficit	(10,510)	(2,514)
Total stockholders’ equity	24,416	32,086
Total liabilities and stockholders’ equity	$166,744	$151,055

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	39 weeks ended
	December 27, 2009	December 28, 2008
	(in thousands)
Operating activities
Net loss	$(7,996)	$(41,123)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,922	10,967
Impairment charge	10,935	10,730
Loss on disposal of equipment	-	179
Share-based compensation	326	278
Deferred income taxes	-	5,723
Changes in operating assets and liabilities:
Accounts receivable	(2,622)	(1,953)
Merchandise inventories	(17,462)	(22,473)
Prepaid expenses and other current assets	1,143	3,715
Income tax receivable	(8,116)	41
Accounts payable	8,062	9,387
Salaries and wages payable	(944)	(1,093)
Other accrued expenses	(307)	9,718
Deferred rent	(474)	1,408
Net cash used in operating activities	(7,533)	(14,496)

Investing activities
Purchase of fixed assets	(623)	(14,404)
Net cash used in investing activities	(623)	(14,404)

Financing activities
Proceeds from bank borrowing	287,276	222,419
Repayments of bank borrowing	(270,254)	(184,431)
Tax benefit on employee stock options	-	10
Net cash provided by financing activities	17,022	37,998

Increase in cash and cash equivalents	8,866	9,098
Cash and cash equivalents at beginning of period	290	3,894
Cash and cash equivalents at end of period	$9,156	$12,992

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,820	$1,129

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

2.           Liquidity

In the absence of growth in the number of stores, our primary capital requirements are for inventory replenishment and store operations.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  For the foreseeable future our ability to continue our operations and business is dependent on these same sources of capital.  The following table sets forth comparable store sales by quarter for the past three fiscal years:

	FY 2008	FY 2009	FY 2010
Q1	1.3%	(11.1%)	(14.7%)
Q2	(2.2%)	(6.7%)	(12.4%)
Q3	(6.9%)	(15.4%)	(10.8%)
Q4	(8.8%)	(17.7%)

In the event sales decline at a rate greater than anticipated to support the covenants in our bank credit facility, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we are focused on reducing operating expenses and improving liquidity through cost reductions and other initiatives.  For a detailed discussion of the cost reductions and other initiatives, see “Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations – Recent History following.

The amount we can borrow under our credit facility with Bank of America, N.A. (the “Lender”) is limited to a percentage of the value of eligible inventory, less certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.

3.           Income Taxes

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (“NOL”) carryback period from two to five years, allowing us to carryback the fiscal 2009 loss. As a result, we recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back, reduced the associated valuation allowance and increased our tax receivable. We filed our carryback tax return in November 2009 and received our federal refund in January 2010.

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of December 27, 2009, our net deferred tax assets and related valuation allowance totaled $21.8 million.  The Company has federal and state net operating loss carryforwards of approximately $13 million and $38 million, respectively, which can be carried forward for a period of 20 years.

We determined there is no liability related to uncertain tax positions.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax years after fiscal 2008 remain open to examination by the Internal Revenue Service.  The tax years after fiscal 2006 remain open to examination by state tax authorities.

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

	13 weeks ended		39 weeks ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands, except share amounts)
Net loss	$(3,800)	$(32,376)	$(7,996)	$(41,123)

Weighted average number of common shares:
Basic	14,123	14,123	14,123	14,123
Effect of dilutive securities-stock options	-	-	-	-

Diluted	14,123	14,123	14,123	14,123

Class A and Class B Loss per share:
Basic	$(0.27)	$(2.29)	$(0.57)	$(2.91)
Effect of dilutive securities-stock options	-	-	-	-

Diluted	$(0.27)	$(2.29)	$(0.57)	$(2.91)

An aggregate of 1,373,106 and 1,949,105 options for the 13 and 39 weeks ended December 27, 2009 and December 28, 2008, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

5.           Loan Payable to Bank

Under our bank credit facility, up to $45.0 million will be available to the Company, increasing to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010, and the special advance facility will terminate on October 1, 2010.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at December 27, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, and an early termination fee if the facility is terminated before June 2010 which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA.

6.           Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the 13 and 39 weeks ended December 27, 2009 and December 28, 2008:

	13 weeks ended		39 weeks ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands)		(in thousands)
Compensation expense	$132	$88	$325	$278
Income tax benefit	$-	$-	$-	$-

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  For the 13 and 39 weeks ended December 27, 2009 and December 28, 2008, the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	13 weeks ended		39 weeks ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Risk-free interest rate	1.7%	3.0%	2.0%	3.0%
Expected volatility	90.0%	44.7%	91.0%	38.8%
Expected dividend yield	0%	0%	0%	0%
Expected life in years	3.8	7.5	5.2	7.5

The following table sets forth information concerning stock option activity for the 39 weeks ended December 27, 2009:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 29, 2009	1,907,955	$5.06
Granted	580,976	1.65
Exercised	-	-
Forfeited or expired	(1,115,745)	5.21
Outstanding as of December 27, 2009	1,373,186	$3.48	5.8	$168,930

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.90 and $2.32 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended December 27, 2009.

In October 2009, the Company offered eligible employees, excluding the Chief Executive Officer, Chief Financial Officer and members of the Board of Directors of the Company, the voluntary opportunity to exchange some or all of his or her outstanding options to purchase shares of Class A Common Stock, with exercise prices equal to or greater than $2.38 per share, that were granted under the Company's 1992 Incentive Award Plan or 2004 Equity Incentive Plan, for a conditional right to receive new options to purchase a fewer number of shares than the exchanged options  (the “Option Exchange”).  The Option Exchange had an exchange ratio of 2:1.  This exchange ratio resulted in the issuance of new options that have an aggregate fair value approximately equal to the aggregate fair value of the Eligible Options that they replace.  The Option Exchange expired at 5:00 p.m., Pacific Time, on November 6, 2009.  Pursuant to the Option Exchange, eligible options to purchase an aggregate of 721,927 shares of Class A Common Stock were tendered and accepted for cancellation, representing approximately 70% of the total shares of Class A Common Stock underlying options eligible for exchange in the Option Exchange.  On November 9, 2009, the Company granted new options to purchase an aggregate of 360,976 shares of Class A Common Stock in exchange for the eligible options surrendered in the Option Exchange.  The exercise price per share of the new options is $1.71, which was the closing price of the Class A Common Stock on November 9, 2009 as reported by The Nasdaq Global Market.  The new options vest ½ on the first anniversary of the date of grant and ½ on the second anniversary regardless of whether the exchanged options were fully or partially vested.  For a detailed discussion of the Option Exchange, see the Company’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2009 and Amendment No. 1 thereto filed with the SEC on November 6, 2009.

7.           Impairment of Long-Lived Assets

The Company performs a review of long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made.

A non-cash impairment charge of $10.9 million, $10.7 million and $2.1 million was recorded in the 13 and 39 weeks ended December 27, 2009, December 28, 2008 and December 30, 2007, related to six, eleven and two stores, respectively, where events or changes in circumstances have resulted in significantly lower than expected sales volume.  These stores are not expected to obtain sufficient cash flow over their remaining lease terms to support the carrying value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the undiscounted future cash flow of each store individually, after at least one full year of operations, and comparing it to the carrying value of the individual store assets.

8.           Recently Issued Accounting Pronouncements

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

In the first quarter of fiscal 2010, the Company adopted FASB ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The effect of adopting this pronouncement did not have a material impact on the Company’s financial position or results of operations.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of December 27, 2009, we had 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah. These stores average approximately 41,000 square feet in size. In addition, we have a retail e-commerce store at www.sportchalet.com.

Operating History

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in the industry, Norbert’s mission was three simple things:  to “see things through the eyes of the customer;” “to do a thousand things a little bit better;” and to focus on “not being the biggest, but the best.”  Over the last 50 years, Sport Chalet has grown into a chain of 55 specialty sporting goods stores serving California, Nevada, Arizona and Utah.

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California and to Nevada, Arizona and Utah.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  We opened seven stores in fiscal 2008, 17 stores in the last three years and 25 in the last five years.  In fiscal 2009, we opened four new stores, relocated one and re-launched our website.  For the first nine months of fiscal 2010, we did not open any new stores or relocate any existing stores.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future.

Recent History

We believe our stores are located in the geographic regions hardest hit by the downturn in the housing and credit markets, unemployment and bankruptcies. Our sales largely depend on the economic environment and level of consumer spending in the geographic regions around our stores. The retail industry historically has been subject to substantial cyclical variation, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas are having, and may in the future continue to have, a materially adverse effect on our results of operations.

Comparable store sales declined 4.5% for fiscal 2008, 12.4% for fiscal 2009 and 12.7% in the first nine months of fiscal 2010 as we continued to confront a difficult macro-economic environment.  As a result of the reduction in comparable store sales for fiscal 2009 and the opening of new stores which have not reached maturity, we incurred a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009, compared to a net loss of $3.4 million, or $0.24 per diluted share for fiscal 2008.  In the first nine months of fiscal 2010, we have incurred a net loss of $8.0 million, or $0.57 per diluted share.  Included in the losses are a non-cash impairment charge of $10.9 million, $10.7 million and $2.1 million in the first nine months of fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to underperforming stores.  We have sustained operating losses in ten of the past eleven quarters.   The following table sets forth comparable store sales by quarter for the past three fiscal years:

	FY 2008	FY 2009	FY 2010
Q1	1.3%	(11.1%)	(14.7%)
Q2	(2.2%)	(6.7%)	(12.4%)
Q3	(6.9%)	(15.4%)	(10.8%)
Q4	(8.8%)	(17.7%)	4.3%*

* Fourth quarter through January 31, 2010, which is not indicative of the full fourth quarter results.

In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we have focused on reducing operating expenses and improving liquidity.  In October 2008, we began aggressively taking action to address the severe downturn in the macroeconomic environment by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  We continue to focus on reducing operating expenses and improving liquidity through the following core initiatives and their savings realized for the 39 weeks of fiscal 2010 as compared to 39 weeks of fiscal 2009:

•	Improved inventory management and saved $7.5 million in reduced markdowns. As a result of liquidating aged inventory throughout fiscal 2009, our inventory is fresher and newer.

•	Renegotiated lease terms and saved $2.5 million in rent. Based on executed amendments to date, we expect to save over $3.5 million in fiscal 2010 compared to fiscal 2009.

•	Increased payroll efficiency and saved $10.0 million. Based on current trends, we anticipate saving $10.4 million in fiscal 2010.

•	Reduced all expense categories and saved $11.1 million primarily from advertising, professional fees and repairs and maintenance and utilities. We anticipate saving $11.4 million in fiscal 2010.

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

Results of Operations

13 Weeks Ended December 27, 2009 Compared to December 28, 2008

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended December 27, 2009 compared to the 13 weeks ended December 28, 2008 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	December 27, 2009			December 28, 2008			Dollar Change	Percentage Change
	Amount	Percent		Amount	Percent
Net sales	$95,258	100.0%		$104,562	100.0%		$(9,304)	(8.9%	)
Gross profit	24,018	25.2%		23,325	22.3%		693	n/a	*
Selling, general and
administrative expenses	21,988	23.1%		29,107	27.8%		(7,119)	(24.5%	)
Impairment charge	10,935	11.5%		10,730	10.3%		205	1.9%
Depreciation and amortization	3,192	3.4%		3,700	3.5%		(508)	(13.7%	)
Loss from operations	(12,097)	(12.7%	)	(20,212)	(19.3%	)	8,115	(40.1%	)
Interest expense	821	0.9%		571	0.5%		250	43.8%
Loss before taxes	(12,918)	(13.6%	)	(20,783)	(19.9%	)	7,865	(37.8%	)
Income tax (benefit) provision	(9,118)	(9.6%	)	11,593	11.1%		(20,711)	n/a	*
Net loss	(3,800)	(4.0%	)	(32,376)	(31.0%	)	28,576	(88.3%	)

Class A and Class B loss per share:
Basic	$(0.27)			$(2.29)			$2.02	(88.3%	)
Diluted	$(0.27)			$(2.29)			$2.02	(88.3%	)

*Percentage change not meaningful.

Sales decreased $9.3 million, or 8.9%, to $95.3 million for the 13 weeks ended December 27, 2009 from $104.6 million for the 13 weeks ended December 28, 2008.  The decrease is primarily due to a same store sales decrease of $10.9 million, or 10.8%, the result of worsening macro-economic conditions, partially offset by sales from two new stores and other revenue not included in the same store sales calculation.

Gross profit increased $0.7 million, or 3.0%, as a result of reduced rent expense of $1.3 million and reductions in markdowns, partially offset by the reduction in sales.  As a percent of sales, gross profit increased 290 basis points to 25.2% from 22.3%, also primarily as a result of decreased markdowns and rent.

Selling, general and administrative expenses decreased $7.1 million, or 24.5%, as a result of expense reduction initiatives and no new store opening costs.  Expense reduction initiatives include $3.0 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings include advertising of $2.1 million, professional fees of $0.9 million and utilities of $0.4 million.  As a percent of sales, SG&A decreased 470 basis points to 23.1% for the 13 weeks ended December 27, 2009 from 27.8% for the 13 weeks ended December 28, 2008 as the expense reductions more than offset the sales decrease.

A non-cash impairment charge of $10.9 million and $10.7 million was recorded in the 13 weeks ended December 27, 2009 and December 28, 2008, related to six and eleven stores, respectively, where events or changes in circumstances have resulted in significantly lower than expected sales volume.  These stores are not expected to obtain sufficient cash flow over their remaining lease terms to support the carrying value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the undiscounted future cash flow of each store individually, after at least one full year of operations, and comparing it to the carrying value of the individual store assets.

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (“NOL”) carryback period from two to five years, allowing us to carryback the fiscal 2009 loss. As a result, we recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back, reduced the associated valuation allowance and increased our tax receivable.  We filed our carryback tax return in November 2009 and received our federal refund in January 2010.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of December 27, 2009, our net deferred tax assets and related valuation allowance totaled $21.8 million.  The Company has federal and state net operating loss carryforwards of approximately $13 million and $38 million, respectively, which can be carried forward for a period of 20 years.

Net loss for the 13 weeks ended December 27, 2009 was $3.8 million, or $0.27 per diluted share, compared to a net loss of $32.4 million, or $2.29 per diluted share, for the 13 weeks ended December 28, 2008.  The net loss for the 13 weeks ended December 27, 2009 includes a net tax benefit of $9.1 million, or $0.65 per diluted share, and a non-cash impairment charge of $10.9 million, or $0.77 per diluted share, while the 13 weeks ended December 28, 2008 includes a net tax provision of $11.6 million, or $0.82 per diluted share, and a non-cash impairment charge of $10.7 million, or $0.76 per diluted share.  Excluding the tax benefit and tax provision, respectively, as well as the non-cash impairment charges, net loss for the 13 weeks ended December 27, 2009 was $2.0 million, or $0.14 per diluted share, compared to a net loss of $10.1 million, or $0.71 per diluted share, for the 13 weeks ended December 28, 2008.

39 Weeks Ended December 27, 2009 Compared to December 28, 2008

The following table sets forth statements of operations data and relative percentages of net sales for the 39 weeks ended December 27, 2009 compared to the 39 weeks ended December 28, 2008 (dollar amounts in thousands, except per share amounts):

	39 weeks ended
	December 27, 2009			December 28, 2008			Dollar Change	Percentage Change
	Amount	Percent		Amount	Percent
Net sales	$263,472	100.0%		$288,139	100.0%		$(24,667)	(8.6%	)
Gross profit	69,839	26.5%		71,629	24.9%		(1,790)	(2.5%	)
Selling, general and
administrative expenses	63,991	24.3%		83,582	29.0%		(19,591)	(23.4%	)
Impairment charge	10,935	4.2%		10,730	3.7%		205	1.9%
Depreciation and amortization	9,922	3.8%		10,967	3.8%		(1,045)	(9.5%	)
Loss from operations	(15,009)	(5.7%	)	(33,650)	(11.7%	)	18,641	(55.4%	)
Interest expense	2,105	0.8%		1,650	0.6%		455	27.6%
Loss before taxes	(17,114)	(6.5%	)	(35,300)	(12.3%	)	18,186	(51.5%	)
Income tax (benefit) provision	(9,118)	(3.5%	)	5,823	2.0%		(14,941)	n/a	*
Net loss	(7,996)	(3.0%	)	(41,123)	(14.3%	)	33,127	(80.6%	)

Class A and Class B loss per share:
Basic	$(0.57)			$(2.91)			$2.35	(80.6%	)
Diluted	$(0.57)			$(2.91)			$2.35	(80.6%	)

*Percentage change not meaningful.

Sales decreased $24.7 million, or 8.6%, to $263.5 million for the 39 weeks ended December 27, 2009 from $288.1 million for the 39 weeks ended December 28, 2008.  The decrease is primarily due to a same store sales decrease of $34.8 million, or 12.7%, the result of worsening macro-economic conditions, partially offset by sales from four new stores and other revenue not included in the same store sales calculation.

Gross profit decreased $1.8 million, or 2.5%, as a result of reduced rent expense of $2.5 million and reductions in markdowns offset by the reduction in sales.  As a percent of sales, gross profit increased 160 basis points to 26.5% from 24.9%, also primarily as a result of decreased markdowns and rent.

Selling, general and administrative expenses decreased $19.6 million, or 23.4%, as expenses related to new stores of $1.5 million were offset by expense reductions of $21.1 million.  Expense reduction initiatives include $10.0 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings include advertising of $5.8 million, professional fees of $2.3 million, repairs and maintenance of $1.3 million and utilities of $1.0 million.  As a percent of sales, SG&A decreased 470 basis points to 24.3% for the 39 weeks ended December 27, 2009 from 29.0% for the 39 weeks ended December 28, 2008, as the expense reductions more than offset the sales decrease.

A non-cash impairment charge of $10.9 million and $10.7 million was recorded in the 39 weeks ended December 27, 2009 and December 28, 2008, related to six and eleven stores, respectively, where events or changes in circumstances have resulted in significantly lower than expected sales volume.  These stores are not expected to obtain sufficient cash flow over their remaining lease terms to support the carrying value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the undiscounted future cash flow of each store individually, after at least one full year of operations, and comparing it to the carrying value of the individual store assets.

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (“NOL”) carryback period from two to five years, allowing us to carryback the fiscal 2009 loss. As a result, we recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back, reduced the associated valuation allowance and increased our tax receivable. We filed our carryback tax return in November 2009 and received our federal refund in January 2010.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of December 27, 2009, our net deferred tax assets and related valuation allowance totaled $21.8 million.  The Company has federal and state net operating loss carryforwards of approximately $13 million and $38 million, respectively, which can be carried forward for a period of 20 years.

Net loss for the 39 weeks ended December 27, 2009 was $8.0 million, or $0.57 per diluted share, compared to a net loss of $41.1 million, or $2.91 per diluted share, for the 39 weeks ended December 28, 2008.  The net loss for the 39 weeks ended December 27, 2009 includes a net tax benefit of $9.1 million, or $0.65 per diluted share, and a non-cash impairment charge of $10.9 million, or $0.77 per diluted share, while the 39 weeks ended December 28, 2008 includes a net tax provision of $5.8 million, or $0.41 per diluted share, and a non-cash impairment charge of $10.7 million, or $0.76 per diluted share.  Excluding the tax benefit and tax provision, respectively, as well as the non-cash impairment charges, net loss for the 39 weeks ended December 27, 2009 was $6.2 million, or $0.44 per diluted share, compared to a net loss of $24.6 million, or $1.74 per diluted share, for the 39 weeks ended December 28, 2008.

Liquidity and Capital Resources

In the absence of growth in the number of stores, our primary capital requirements are for inventory replenishment and store operations.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  For the foreseeable future our ability to continue our operations and business is dependent on these same sources of capital.

The following table sets forth comparable store sales by quarter for the past three fiscal years:

	FY 2008	FY 2009	FY 2010
Q1	1.3%	(11.1%)	(14.7%)
Q2	(2.2%)	(6.7%)	(12.4%)
Q3	(6.9%)	(15.4%)	(10.8%)
Q4	(8.8%)	(17.7%)	4.3%*

* Fourth quarter through January 31, 2010, which is not indicative of the full fourth quarter results.

In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

As a result of the comparable store sales decline, we have focused on reducing operating expenses and improving liquidity.  In October 2008, we began aggressively taking action to address the severe downturn in the macroeconomic environment by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  We continue to focus on reducing operating expenses and improving liquidity through the following core initiatives and their savings realized for the 39 weeks of fiscal 2010 as compared to 39 weeks of fiscal 2009:

•	Improved inventory management and saved $7.5 million in reduced markdowns. As a result of liquidating aged inventory throughout fiscal 2009, our inventory is fresher and newer.

•	Renegotiated lease terms and saved $2.5 million in rent. Based on executed amendments to date, we expect to save over $3.5 million in fiscal 2010 compared to fiscal 2009.

•	Increased payroll efficiency and saved $10.0 million. Based on current trends, we anticipate saving $10.4 million in fiscal 2010.

•	Reduced all expense categories and saved $11.1 million primarily from advertising, professional fees and repairs and maintenance and utilities. We anticipate saving $11.4 million in fiscal 2010.

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

The following table shows the more significant items for the 39 weeks ended December 27, 2009 and December 28, 2008:

	39 weeks ended
	December 27, 2009	December 28, 2008
	(in thousands)
Net loss	$(7,996)	$(41,123)
Income tax receivable	(8,116)	-
Depreciation and amortization	9,922	10,967
Impairment charge	10,935	10,730
Deferred income taxes	-	5,723
Merchandise inventories	(17,462)	(22,473)
Accounts payable	8,062	9,387
Other accrued expenses	(307)	9,718
Other	(2,571)	2,575
Net cash used in operating activities	$(7,533)	$(14,496)

Historically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store. For the 39 weeks ended December 27, 2009, same store sales decreased 12.7% and reduced the need for inventory.  Although average inventory per store decreased 2.5% to $1.9 million from $2.0 million at December 28, 2008, this was less than the decline in sales as December sales were less than plan.  The increase of $17.4 million in the 39 weeks ended December 27, 2009 and the increase of $22.4 million in the 39 weeks ended December 28, 2008 were primarily due to seasonality, while the period ended December 28, 2008 also included increases for four new stores.

Typically, accounts payable increases as inventory increases.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Additionally, the insufficient cash available during the fourth quarter of fiscal 2009 caused other accrued expenses to increase as compared to fiscal 2008.  During the first quarter of fiscal 2010, payments were made to bring expense vendors more current.

We recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back, reduced the associated valuation allowance and increased our tax receivable.  We filed our carryback tax return in November 2009 and received our federal refund in January 2010. We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of December 27, 2009, our net deferred tax assets and related valuation allowance totaled $21.8 million.  The Company has federal and state net operating loss carryforwards of approximately $13 million and $38 million, respectively, which can be carried forward for a period of 20 years.

A non-cash impairment charge of $10.9 million, $10.7 million and $2.1 million was recorded in the 13 and 39 weeks ended December 27, 2009, December 28, 2008 and December 30, 2007, related to six, eleven and two stores, respectively, where events or changes in circumstances have resulted in significantly lower than expected sales volume.  These stores are not expected to obtain sufficient cash flow over their remaining lease terms to support the carrying value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the undiscounted future cash flow of each store individually, after at least one full year of operations, and comparing it to the carrying value of the individual store assets.

Net cash used in investing activities is primarily for capital expenditures as shown below:

	39 weeks ended
	December 27, 2009	December 28, 2008
	(in thousands)
New stores	$-	$9,511
Remodels/Relocations	-	2,972
Existing stores	301	460
Information systems	145	1,407
Other	177	54
Total	$623	$14,404

We did not open any new stores in the 39 weeks ended December 27, 2009 compared to four new stores and one relocation in the same period last year.  The costs to open new stores can vary significantly depending on the terms of the lease.  We currently do not anticipate opening new stores or entering into new lease commitments in the near future.

Forecasted capital expenditures for the remainder of fiscal 2010 are expected to be nominal as all nonessential projects have been curtailed.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of December 27, 2009 is $56.2 million compared to $39.1 million at the end of fiscal 2009.  The increase is primarily the result of the insufficient cash available during the fourth quarter of fiscal 2009 which caused a slowdown in payments to our vendors.  During fiscal 2010, payments were made to bring vendors current.

Under our bank credit facility, up to $45.0 million will be available to the Company, increasing to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million will be available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010, and the special advance facility will terminate on October 1, 2010.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, less certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at December 27, 2009) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula, and an early termination fee if the facility is terminated before June 2010 which is waived if the loan is refinanced by the Lender or any of its affiliates. This credit facility expires in June 2012 and there is no assurance that this will be fully or partially renewed.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA.

EBITDA is defined in our bank credit facility as (loss) income before provision (benefit) for income taxes, interest expense, depreciation and amortization, and certain non-cash charges.  EBITDA is a liquidity measure that is one of the key measures used in calculating compliance with covenants in our credit facility.  Non-compliance with financial covenants could result in a default under our credit agreement and restrict our ability to finance operations or capital needs.  The covenant requires us to improve a $19 million EBITDA loss in fiscal 2009 to exceed the Lender’s minimum EBITDA requirement of $5.4 million EBITDA profit in fiscal 2010, a $24 million improvement.  Performance against this plan is measured on a monthly cumulative basis and we have reported to the Lender that results have exceeded plan for the 39 weeks ending December 27, 2009.  The monthly minimum EBITDA requirements are not necessarily indicative of future results, nor are they our projection of future results and our actual results may or may not differ materially.  We can satisfy our monthly EBITDA requirement through a number of different combinations of any of the following components: net sales, gross margins, and operating expenses.  A deterioration of any component(s) can be offset by an improvement of any other component(s) and vice versa.  The relationships between the components as they actualize will determine whether the minimum EBITDA requirement is met.

The amount we can borrow under our credit facility with the Lender is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles.

The following table summarizes such obligations as of December 27, 2009:

	Payment due by period
		Less than			More than
	Total	1 year	2-3 year	4-5 year	5 years
Contractual obligations	(in thousands)
Operating leases (a)	$211,972	$31,108	$62,234	$50,721	$67,909
Employment contracts	764	170	339	255	-
Total contractual obligations	$212,736	$31,278	$62,573	$50,976	$67,909

(a) Amounts include the direct lease obligations.  Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and are therefore not included.  The amount of the excluded expenses are: $10.5 million, $9.6 million and $8.5 million for fiscal years 2009, 2008 and 2007, respectively.  Operating lease obligations reflect savings from lease modifications, assume "kick-out clauses" (as defined below) will be excercised and do not reflect potential renewals or replacements of expiring leases.

We lease all of our existing store locations.  The leases for most of the existing stores are for approximately ten-year terms with multiple option periods under non-cancelable operating leases with scheduled rent increases.  Some leases provide for contingent rent based upon a percentage of sales in excess of specified minimums.  If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and have obtained, and are seeking additional, rent reductions and lease modifications from our landlords.  We currently expect to achieve savings totaling approximately $14 million over the next three years.  These negotiations, which are on-going, include renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to allow us to terminate the lease at our option at a specified date when contractually defined minimum sales volumes are not exceeded (“kick-out clauses”).  We are also exploring the possibility of potentially closing stores that are underperforming with no significant improvement foreseen in the near term.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $2.8 million relating to workers’ compensation insurance were outstanding as of December 27, 2009 and expire within one year.

No cash dividends have been declared or paid on Class A Common Stock and Class B Common Stock as we intend to retain earnings, if any, for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities.  Actual results may differ from these estimates.  As discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets, accounting for income taxes, estimation of net deferred income tax asset valuation allowance and stock-based compensation to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

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

For a more detailed discussion of these factors, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

•
The covenants in our revolving credit facility may limit future borrowings to fund our operations.  In the event of a significant decrease in availability under our bank credit facility, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s principal executive officer, Craig Levra, Chief Executive Officer, and principal financial officer, Howard Kaminsky, Chief Financial Officer, with the participation of the Company’s management, have evaluated the Company’s disclosure controls and procedures as of December 27, 2009, and have concluded that these controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibits:

3.1	Certificate of Incorporation restated as of November 4, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 6, 2009)

3.2	Bylaws of Sport Chalet, Inc. amended as of September 15, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on November 6, 2009)

4.1	Form of Certificate for Class A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on September 29, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: February 5, 2010	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)