Form 10-K
period 2010-03-28
SPORT CHALET INC
filed 2010-06-18
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]  Yes  [X]  No

The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of September 27, 2009, was approximately $10.5 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.

At June 17, 2010, there were 12,413,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 28, 2010.

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

ITEM 1.  BUSINESS

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of March 28, 2010, we had 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah.  These stores average approximately 41,000 square feet in size. In addition, we have a Team Sales Division and an ECommerce store at sportchalet.com.  Originally we were incorporated in California and we reincorporated as a Delaware corporation in 1992.  Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.

Operating History

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in our industry, Norbert’s goal was to:

•	See things through the eyes of the customer;
•	Do a thousand things a little bit better;
•	Not be the biggest, but the best;
•	Be the image of the sportsperson; and
•	Create ease of shopping.

Over the last 51 years, Sport Chalet has grown into a chain of 55 specialty sporting goods stores serving California, Nevada, Arizona and Utah, with a Team Sales Division and an ECommerce store.

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California and to Nevada, Arizona and Utah, as well as ECommerce.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  We opened seven new stores in fiscal 2008, 11 new stores in the last three years and 20 in the last five years.  In fiscal 2009, we opened four new stores, relocated one existing store and re-launched our website.  We did not open any new stores in fiscal 2010 and currently do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible.  In addition, we are focused on our ECommerce store as our best method of establishing a national footprint.

Store openings have had a favorable impact on sales volume, but have negatively affected profit in the short term.  New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures.  As the store matures, sales tend to level off and expenses decline as a percentage of sales.  We believe our stores historically have required three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our newer stores will mature at that rate.

Recent History

Our stores are located in states that are among those hardest hit by the downturn in the housing and credit markets, increased unemployment and bankruptcies.  Our sales are largely dependent on the level of consumer spending in the geographic regions surrounding our stores.  A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas are having, and may continue to have, a materially adverse effect on our results of operations.

Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  The severe downturn in the macroeconomic environment caused comparable store sales to decline 12.4% in fiscal 2009, and as a result we incurred a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses through the following core initiatives:

•	Secured an amendment to our loan agreement and temporarily increased availability an additional $10 million.

•
Renegotiated lease terms to reduce base rent and add percentage rent based on sales and clauses permitting us to terminate leases on stores which do not obtain specified minimum sales levels (“kick-out clauses”).

•	Communicated with all vendors regularly to make sure they were fully aware of the challenges we faced and continued their support.

•	Improved inventory management and aggressively reduced aged inventory, thereby providing fresher merchandise in our stores.

•	Significantly increased payroll efficiency in our stores and distribution center, thereby delivering lower spend per customer while maintaining the customer experience.

•	Initiated significant reductions in corporate overhead related to personnel and discretionary spending.

As a result of these initiatives, we reduced markdowns $11.0 million, rent $3.7 million, labor $9.9 million, advertising $5.8 million, professional fees $3.3 million and other expenses $5.1 million during fiscal 2010 as compared to fiscal 2009, and our net loss for fiscal 2010 was reduced to $8.3 million, or $0.59 per diluted share, compared to a net loss of $52.2 million or $3.70 per diluted share, for fiscal 2009.

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter and the fourth quarter marked our first increase in comparable store sales after ten consecutive quarters of negative comparable store sales.  Comparable store sales by quarter for the past three fiscal years are set forth in the following table:

	Quarter
	Q4	Q3	Q2	Q1
FY 2010	5.7%	(10.8%)	(12.4%)	(14.7%)
FY 2009	(17.7%)	(15.4%)	(6.7%)	(11.1%)
FY 2008	(8.8%)	(6.9%)	(2.2%)	1.3%

While the comparable store sales increase in the fourth quarter of fiscal 2010 reflects a positive change in trends, we remain focused on continued improvement through the following:

•	Continuing to improve the functionality and efficiency of sportchalet.com by leveraging our business partners’ significant knowledge in their areas of expertise.

•
Continually refining the way each store is merchandised so as to best fit to its individual store market area and customer base through information provided by our Action Pass customer relationship program.

.
•	Increasing utilization of our growing Action Pass membership to create ever more effective marketing vehicles.

•
Continuing to refine and expand our Team Sales Division by attracting new universities and leagues as customers, while focusing on continuous profitability improvements through more efficient manufacturing and embellishment processes.

•	Recommitment to ensuring we have the best trained merchandise and specialty services employee experts throughout our Company.

•	Continuing toward the full utilization of our information systems to understand our business better and to improve efficiency in both inventory and overall operating costs.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with the exit or diminished capacity of many key specialty competitors in our marketplace, will position us for better results in the future as the economy improves.

Stores and Merchandising

Our prototype store is 42,000 square feet in size and showcases every merchandise and service category with the feel of a specialty shop all contained under one roof.  The full-service approach to customer service and product knowledge is enhanced by fixtures which feature specific technical, performance and lifestyle brands.  Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting us to offer our customers a high level of product knowledge and service from the beginner to the advanced sports enthusiast.

Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, a training pool for SCUBA and water sports instruction and demonstrations, and a 100 foot shoe wall, among other features.  We have retro-fitted ten mature stores to conform to the prototype as much as was practical.  For both new stores and remodels, we continually update our prototype format to remain competitive.  While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many standard prototype design elements as possible.  We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including, but not limited to, general economic conditions, competitive trends and the availability of capital. As of March 28, 2010, 78% of our store base is based on our prototype.

Our stores feature a number of distinct, specialty sports and lifestyle categories, offering a large assortment of quality brand name merchandise at competitive prices.  The stores include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic products) and core specialty merchandise such as snowboarding, skateboarding, mountaineering and SCUBA.  The merchandise appeals to both beginner and expert users.  Using our investments in technology, we tailor each store’s merchandise mix to appeal to our customers in each market.  Generally, our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Friday, 9:00 a.m. to 9:00 p.m. Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

Our stores offer over 50 services for the sports enthusiast, including backpacking, canyoneering and kayaking instruction, custom golf club fitting and repair, snowboard and ski rental and repair, SCUBA training and certification, SCUBA boat charters, team sales, racquet stringing, and bicycle tune-up and repair.  Although the revenues generated by these support services are not material, these services further differentiate us from our competitors.

The following table illustrates our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items suchas apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Fiscal year
	2010	2009	2008
Hardlines	53%	53%	52%
Apparel	26%	27%	28%
Footwear	21%	20%	20%
Total	100%	100%	100%

ECommerce

Prior to December 2008, Sport Chalet had an online store that was operated and managed by GSI Commerce, Inc. (“GSI”).   Since 1999, GSI had created and operated all aspects of the sportchalet.com shopping experience, including fulfillment and purchasing. Sport Chalet received a license fee based on a percentage of sales generated by the website.  The licensing fee was not material to total revenues.

In March 2009, we re-launched our website at sportchalet.com, providing a fully integrated online/offline shopping experience for customers.  The site is currently managed by Sport Chalet employees and displays the complete selection of merchandise available in Sport Chalet stores.  The new site also presents information about all the services available in our stores and provides product selection tools, advice and community sharing technologies.  In developing this new ECommerce strategy, we leveraged our significant investments in infrastructure and systems including SAP, Epicor, High Jump and MarketMax/SAS.  We also partnered with leading technology providers to maximize the opportunity including:

•	MarketLive – for the ECommerce platform and website hosting. The MarketLive solution includes value added technology services from Endeca, Omniture and Scene7.
•	Sapient Interactive – for site design, build and technical integration.
•	Shopatron – for order management, payment processing, customer support, and enabling of in-store pickup.
•	Baazarvoice – for customer ratings and reviews.
•	Experian Cheetah Mail – for email campaign management.

Purchases made online are shipped from the distribution center or our stores, leveraging our inventory investment.  Customers also have the option to complete purchases online and have merchandise available for in-store pickup.  Additionally, in conjunction with Enterprise Selling, a direct to customer service, any merchandise item in any store is available for direct shipping to the customer at any other store, their home or business.  The website supports the redemption of the same gift cards and Action Pass rewards as may be redeemed in our stores.

Team Sales Division

We operate our Team Sales Division in a facility located in Van Nuys, California.  Team Sales serves as a full service, vertically integrated team dealer offering in-house embellishment, silk screen, embroidery and custom art work on uniforms, footwear and equipment.  The Team Sales customer base is generally comprised of universities, high schools, athletic teams, youth sports leagues, booster clubs and recreational organizations.  We utilize an outside commissioned sales force to serve our customers.  Team Sales offers a unique added value by establishing an early relationship between our customers at all skill levels and ages and our Sport Chalet brand and retail stores.

Marketing and Advertising

Historically, we have generated our marketing and advertising campaigns in-house, with production support from outside vendors as needed.  The campaigns are designed to reflect our strategic direction through our brand and product offerings, as well as communicate a focused and consistent theme/event calendar through media including email, the internet, special events, direct mail, radio and magazines. Our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances.   In fiscal 2010, we significantly enhanced our online presence with a complete redesign of sportchalet.com and new initiatives focused on driving consumers to the new website and building ongoing relationships with our Action Pass customers.  We also seek to strengthen our position as a leading sporting goods retailer in our markets through high-profile sponsorships with teams and organizations such as the world champion Los Angeles Lakers, University of Southern California, University of California, Los Angeles, Los Angeles and Disneyland Marathons, Association of Volleyball Professionals and Element YMCA Skate Camp, while raising our profile in communities where we do business with contributions to local teams and leagues through our Team Sales Division.

The launch of the new sportchalet.com in March 2009 marked the introduction of an ECommerce strategy to better connect with our customers, capture additional market share through an online and offline shopping experience, and raise familiarity with Sport Chalet.  As traditional forms of media become less relevant and effective, this platform has allowed us to leverage our vendors’ creative resources and web-ready content to our advantage.  Unlike traditional media, there is less lead time involved and a social connection can be established with customers, similar to the store experience. By internally managing the website, we are able to better control product assortments, specialty services featured and branding opportunities offered.  The new site is supported with a program of online ads combined with search engine marketing and optimization to build awareness of Sport Chalet with online shoppers, especially around key promotional periods.

Our customer relationship program, Action Pass, continues to grow following its rollout in November 2007, now with over one million members.  In addition to earning points for each purchase redeemable towards future purchases, Action Pass members have access to exclusive merchandise, appearances by athletes, trips and specialty services related to their particular sporting interest.  The program allows us to develop marketing vehicles targeted at specific customers to create excitement around product launches, new technologies and new services.  We are forming stronger relationships with our customers as we actively solicit Action Pass members’ feedback regarding their decision to shop at Sport Chalet and perceptions of our store environment, product selection, and pricing.  This allows us to understand our customers’ purchasing habits and shopping carts.  We use this information to respond to our customers’ shopping preferences and patterns with continuous improvement in merchandise assortments, category adjacencies and other marketing initiatives across our entire network of stores.  Additionally, we are not obligated to long term advertising schedules, which can be expensive, and we believe this to be a more efficient way to use vendor support.

Seasonality

The market for retail sporting goods is seasonal in nature.  As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season.  In addition, our product mix has historically emphasized cold weather sporting goods merchandise, particularly Winter-sports related products.  In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales.  Winter-related products and services represent approximately 16% of our annual net sales and have ranged from 25% to 30% of sales in our fourth fiscal quarter.  We anticipate this seasonal trend in sales will continue.  We attempt to respond to changes in mid-season weather by maintaining flexibility in product placement at the stores and the marketing of product offerings.  See “Item 1A. Risk Factors – Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.”

Purchasing and Distribution

In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from approximately 1,000 vendors.  Vendor payment terms typically range from 30 to 120 days from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 10% of our total inventory purchases for fiscal 2010, slightly higher than fiscal 2009, and our ten largest vendors collectively accounted for approximately 40% of our total purchases during fiscal 2010.

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

With our EDI capabilities, we provide sell through information by individual item size, color, and store to our key merchandise suppliers so that they can better forecast our inventory needs and we can better refine our assortments by store.

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

Epicor Enterprise Selling software replaced our manual processes of locating and transferring products for a customer in fiscal 2008.  In the event we do not stock a particular item in a store, this software allows us to quickly locate the item in another location, including our distribution center, and complete the sale by accepting payment from the customer and shipping merchandise from the most optimal location to the customer’s preferred destination.

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

In October 2006, we selected mySAP2005 ERP from SAP as the replacement system and began the implementation process.  Selecting SAP was based on a strategic decision to focus future resources on a single-vendor ERP solution.  Our analysis had revealed that recent improvements in SAP’s solutions provided robust retail functions, and we anticipate that future releases will provide additional support for improved retail business processes.  This decision will eventually permit us to enjoy the efficiencies of a fully integrated solution without the overhead generally associated with interfacing systems in a multi-vendor solution.

Store systems use the Retail Store 3.0 Suite of applications from Epicor Retail Systems that include a Returns Management application, and IBM SurePOS hardware.  Epicor Enterprise Selling was added in fiscal 2008. The processing of debit/credit card authorization allows on-line debit and signature capture. A rental program is also a part of the store system.  For merchandise planning and allocation we use the SAS Marketmax software solution.  Merchandise replenishment is controlled by E3 software from JDA.  The distribution center uses warehouse management software from HighJump Software.

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

Industry and Competition

The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

•	specialty stores and independent dealers;

•	internet retailers and catalog merchandisers;

•	vendor owned stores;

•	high end department stores;

•	big box sporting goods chains; and

•	mass merchandisers, club stores and discount stores.

Beginning in 2008, the retail industry was severely impacted by the weak macroeconomic environment.  Several competitors have closed stores, including Sierra Snowboard, Busy Body, Active Ride Shops, Chick’s Sporting Goods, Joe’s, Sportsman’s Warehouse and independent retailers.  Other competitors may have greater financial resources than we do, or better name recognition in regions into which we have recently or might seek to expand.  Specialty retailers often have the advantage of a lower cost structure and a smaller "footprint" that can be located in shopping centers and strip malls, offering more customer convenience.  We also compete with big box sporting goods chains with more purchasing power, but with less emphasis on customer service and specialty services, which often choose to compete on price.

We have distinguished ourselves from our competitors by our emphasis on customer service and specialty services, and by providing a broader selection of higher-end specialty items that require such service and expertise.  We believe that our broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by our well-trained sales associates, differentiates us from all of our competitors.

Employees

As of March 28, 2010, we had a total of approximately 3,000 (down from 3,200 at March 29, 2009 and 4,300 at March 30, 2008) full and part-time employees, 2,700 of whom were employed in our stores and 300 of whom were employed in warehouse and delivery operations or in corporate office positions.  None of our employees are covered by a collective bargaining agreement.  We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations. Generally, each store employs a general manager, two to three assistant managers, who along with supervisors and department heads oversee the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

We are committed to the growth and training of our employees in order to provide “The Experts” in product knowledge and service to our customers.  We conduct specialty universities, consisting of off-site technical training and product demonstrations provided by our vendors for our employees.  All of these universities are recorded for follow-up training online, and we continuously provide individual category training on an individual store basis.  This training prepares our employees to become certified in particular sports or activities, while at the same time reducing employee turnover. In addition, our “Certified Pro” program encourages employees to attend product-line-specific clinics and receive hands-on training to improve technical product and service expertise.  Only after completing all of the clinics and training and passing specific tests, may an associate be considered a Certified Pro. Certified Pro certification is offered in 20 different service disciplines and is a requirement for new associates in their areas of expertise.  Being knowledgeable and informed allows our work force to meet the customer's needs and enhance their shopping experience.

Additional Information

The Company makes available free of charge through our website, sportchalet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

We have a history of losses which could continue in the future.

We have reported losses in each of the last three fiscal years and have an accumulated deficit of $10.8 million as of March 28, 2010.  There can be no assurance that we will report net income in any future period.

The limited availability under our revolving credit facility may result in insufficient working capital.

Our credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $45.0 million to the Company, increasing to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million currently is available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010, and the special advance facility will terminate on October 1, 2010.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us product, the aging of inventory, an unfavorable inventory appraisal or other factors, could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.

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

In the event of a significant decrease in availability under our credit facility, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

The covenants in our revolving credit facility may limit future borrowings to fund our operations.

Our credit facility with our Lender is subject to an EBITDA covenant that requires us to exceed certain monthly amounts as defined in the Fourth Amendment to the Amended and Restated Loan and Security Agreement. There can be no assurance that there will not be an event of default and additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

If our vendors do not provide sufficient quantities of products, our net sales may suffer and hinder our return to profitability.

We purchase merchandise from approximately 1,000 vendors.  Although only one vendor accounted for approximately 10% of our total inventory purchases for fiscal 2010, our dependence on principal vendors involves risk.  Our ten largest vendors collectively accounted for approximately 40% of our total purchases during fiscal 2010.  If there is a disruption in supply from a principal vendor for any reason, including concern over our position with our Lender, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase.  A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control.  Our net sales may decline and hinder our return to profitability if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.  Moreover, many of our vendors provide us with incentives, such as return privileges, volume purchase allowances and cooperative marketing arrangements.  A decline or discontinuation of these incentives could also negatively impact our results of operations.

If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

As part of our focus on product differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market products under a variety of well-recognized brand names. If we are unable to manage and expand these alliances and relationships or identify alternative sources for comparable products, we may not be able to effectively execute product differentiation.

A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers.  The current downturn in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits are having, and are likely to continue for some time to have, a materially adverse effect on our results of operations.  We have sustained operating losses and negative comparable store sales for the past three fiscal years.  In the event sales decline at a rate greater than anticipated to support the loan covenants, we may have insufficient working capital to continue to operate our business as it has been operated, or at all.

No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to return to profitability.

In our efforts to reduce operating expenses and improve liquidity, we have reviewed all of our store leases and are obtaining rent reductions and lease modifications from our landlords.  Additionally, we are evaluating our operating expenses, such as store labor, corporate overhead and advertising, and continue to implement cost reductions.  No assurance can be given that by reducing operating expenses and controlling costs we will return to profitability.  Any failure to successfully reduce an adequate amount of operating expenses and control costs could constrain our ability to continue to operate our business.

We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

We continually review all our stores' operating performance and evaluate the carrying value of their assets in relation to their expected future cash flows.  In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets.  We incurred a non-cash impairment charge of $10.9 million, $10.7 million and $2.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, related to six, nine and two stores, respectively.  If our newer stores' operating performance does not improve in the future or our existing stores’ operating performance continues to deteriorate in the future, the carrying value of our stores' assets may not be recoverable in light of future expected cash flows.  Additionally, our newer stores may not mature at a rate in line with our expectations or past experience.  This may result in our need to record additional impairment losses in certain markets where our stores operate and could have a materially adverse effect on our business, financial condition and results of operations.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The sporting goods business and the retail environment are highly competitive, and we compete with local, regional and national specialty stores and independent retailers, internet retailers and catalog merchandisers, vendor owned stores, high end department stores, big box sporting goods chains, mass merchandisers, club stores, and discount stores.  A number of our competitors are larger and may have greater resources.  No assurance can be given that a diminished competitive environment due to the exit of key competitors throughout the marketplace will allow us to improve our business and increase our overall profitability.

Our future operations may be dependent on the availability of additional financing.

We may not be able to fund our future operations or react to competitive pressures if we lack sufficient funds.  Unexpected conditions could cause us to be in violation of our Lender’s operating covenants as occurred in fiscal 2009.  Although we have restructured our bank credit facility and we believe we have sufficient cash available through our bank credit facility and cash from operations to fund existing operations for the foreseeable future, we cannot be certain that additional financing will be available in the future if necessary.

Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

Currently, most of our stores are located in Southern California and the remaining are located in Northern California, Nevada, Arizona and Utah.  Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations.  For example, warm Winter weather in the resorts frequented by our customers has affected sales in the third quarter of the most recent fiscal year.  When the region suffers an economic downturn, such as declines in the housing and credit markets, increased unemployment and bankruptcies, which has been strongly felt in California, Arizona and Nevada, or when other adverse events occur, historically there has been an adverse effect on our sales and profitability.  In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments.  Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

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

We face additional challenges in entering new markets, including consumers’ lack of awareness of the Company, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, sales could decrease and operating costs could increase. Furthermore, a decline in our overall financial performance, increased rents or any other adverse effects arising from the commercial real estate market in our geographical markets may adversely affect our growth.  There can be no assurance that we will possess sufficient funds to finance the expenditures related to growth, that new stores can be opened on a timely basis, that such new stores can be operated on a profitable basis, or that such growth will be manageable.

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

Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

Our sales volume increases significantly during the Holiday season as is typical with other retailers.  In addition, our product mix has historically emphasized cold weather merchandise increasing the seasonality of our business.  In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales.  Winter-related products represent approximately 16% of our annual net sales and have ranged from 25% to 30% of our fourth fiscal quarter.  We anticipate this seasonal trend in sales will continue.  The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by our customers.  An early snowfall often has influenced sales because it generally extends the demand for Winter apparel and equipment, while a late snowfall may have the opposite effect.  Ski and snowboard vendors require us to make commitments for purchases of apparel and equipment by early Spring for Fall delivery, and only limited quantities of merchandise can be reordered during the Fall.  Consequently, we place our orders in the Spring anticipating snowfall in the Winter.  If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, we may be required to mark down our Winter apparel and equipment.

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

Our marketing campaigns historically relied on direct mail, radio, newspaper, magazines and more recently, email and the internet.  Also our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances.  Our recent strategy shift significantly enhanced our online presence with a complete redesign of sportchalet.com and new initiatives focused on driving consumers to the new website and building ongoing relationships with our Action Pass customers.  We are directly marketing to individual customers based on their personal shopping information through the customer relationship program.  No assurance can be given that our recent shift in marketing strategy will be successful in connecting with our customers, capturing additional market share through a fully integrated online and offline shopping experience, and raising familiarity with Sport Chalet.  We are relatively new to and have fewer resources than our competitors in the ECommerce arena and our results may not meet our expectations.  In addition, no assurance can be given that what we learn from our Action Pass members about their shopping preferences and patterns will increase our ability to apply this learning to decisions about assortments, category adjacencies, and other marketing initiatives across our entire network of stores.

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

As of June 17, 2010, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 20%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.  Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

From time to time the Class A Common Stock has traded significantly lower than the Class B Common Stock, and there can be no assurance as to the relative trading prices of the Class A Common Stock and the Class B Common Stock.

Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

As of  June 17, 2010, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 20%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders.  Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power.  Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer.  The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; the carrying amount of property and equipment, inventories and deferred income tax assets are highly complex and may involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance.

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

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  If a regional or global health pandemic were to occur, depending upon its location, duration and severity, our business could be severely affected. Customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of products in our supply chain and by causing staffing shortages in our stores.

Global warming could cause erosion of both our Winter and Summer seasonal businesses over a long-term basis.

Changes to our environment, whether natural or man-made, could cause significant disruption in both air temperature and snowfall, limiting our ability to capitalize on one of our core competencies, the Winter business.  In addition, lack of proper snowfall could have a negative impact on our fishing and lake-focused water sports businesses, as these rely on streams, rivers, and lakes to be at adequate depth and clarity in order to provide enjoyable experiences for our customers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At March 28, 2010, we had 55 store locations.  Swimming pool facilities for SCUBA and kayaking instruction are located in 33 of the 55 store locations The following table details key information on our store locations by region:

	Year		% of Total
Region	Entered	Number of Stores	Number of Stores
Southern California	1959	34	62%
Northern California	2003	9	16%
Arizona	2005	8	15%
Nevada	2001	3	5%
Utah	2007	1	2%
Total		55	100%

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

In our efforts to reduce operating expenses and improve liquidity, we have reviewed our store leases and obtained rent reductions and lease modifications from our landlords.  These negotiations have included renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded. We did not open any new stores in fiscal 2010 and currently do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible.

We lease from corporations controlled by Norbert Olberz, our Founder, our corporate office space in La Cañada and our stores in La Cañada, Huntington Beach and Porter Ranch, California.  We have incurred rental expense to the Founder of $3.2 million, $2.8 million and $2.5 million in fiscal 2010, 2009 and 2008, respectively.

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

By letter dated May 14, 2008, an attorney for a former employee has asserted claims for sexual harassment by a former supervisor during the former employee’s one year of employment.  The former employee alleges being subjected to verbal and physical harassment.  The former employee is seeking compensatory damages and punitive damages, attorneys' fees and costs. The dispute was submitted for resolution to an arbitrator and the hearing before the arbitrator is in October 2010.  We are not able to evaluate the likelihood of an unfavorable outcome nor can we estimate a range of potential loss in the event of an unfavorable outcome at the present time.  If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

Pursuant to the stockholder approved recapitalization plan that established two classes of common stock, on September 21, 2005, each outstanding share of common stock was reclassified into 0.25 share of Class B Common Stock.  On September 30, 2005, the Company made a non-taxable stock dividend of seven shares of Class A Common Stock for each one outstanding share of Class B Common Stock.  The recapitalization doubled our total number of shares outstanding and, therefore, had the same impact on earnings per share as a 2-for-1 stock split.  Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Global Market System under the symbol “SPCHA” and “SPCHB,” respectively.  The following table reflects the range of high and low sale prices of our Class A Common Stock and Class B Common Stock for the periods indicated:

	Class A		Class B
FY 2011	High	Low	High	Low
Q1*	$3.49	$2.21	$3.63	$2.51

	Class A		Class B
FY 2010	High	Low	High	Low
Q4	$2.84	$1.75	$3.43	$2.00
Q3	$2.45	$1.51	$4.61	$2.32
Q2	$2.17	$1.23	$4.95	$2.01
Q1	$2.50	$0.16	$3.41	$0.54

	Class A		Class B
FY 2009	High	Low	High	Low
Q4	$0.50	$0.16	$0.95	$0.41
Q3	$2.70	$0.30	$3.37	$0.50
Q2	$4.75	$2.91	$4.58	$3.15
Q1	$5.63	$4.20	$5.25	$4.25

*through June 17, 2010

On June 17, 2010, the closing price of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $2.65 and $2.80, respectively.  Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.

Approximate Number of Holders of Common Shares

The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of June 15, 2010 was 138 and 127, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 1,000 beneficial owners for Class A Common Stock and 800 beneficial owners for Class B Common Stock holding stock in nominee or “street” name.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's common stock during the period from March 31, 2005 to March 28, 2010 with (i) the cumulative total return of the Nasdaq Composite Stock Market Index and (ii) the cumulative total return of the S&P Specialty Stores Index.  The comparison assumes $100 was invested on March 31, 2005 in the common stock and in each of the foregoing indices and the reinvestment of dividends through March 28, 2010.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/05
3/06
3/07
3/08
3/09
3/10
Sport Chalet, Inc.
NASDAQ Composite
S&P Specialty Stores

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 28, 2010.  Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day in March and is named for the calendar year ending closest to that date.  This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.  All share and per share information has been adjusted to reflect the reclassification and stock dividend as discussed in “Item 1. Business - Recapitalization Plan.”

	Fiscal year
	2010	2009	2008	2007	2006 (1)
Statements of Operations Data:	(In thousands, except per share, stores and per square foot amounts)

Net sales	$353,695	$372,652	$402,534	$388,209	$343,204
Costs of goods sold, buying and occupancy costs	258,873	284,257	285,982	268,188	237,137
Gross profit	94,822	88,395	116,552	120,021	106,067
Selling, general and administrative expenses	85,894	107,651	105,697	96,357	92,308
Depreciation and amortization	12,644	14,243	12,898	11,419	9,226
Impairment charge	10,935	10,730	2,077	-	-
(Loss) income from operations	(14,651)	(44,229)	(4,120)	12,245	4,533
Interest expense	2,762	2,195	1,466	516	267
(Loss) income before income taxes	(17,413)	(46,424)	(5,586)	11,729	4,266
Income tax (benefit) provision	(9,139)	5,823	(2,224)	4,630	4,353
Net (loss) income	$(8,274)	$(52,247)	$(3,362)	$7,099	$(87)
Class A and Class B (loss) earnings per share:
Basic	$(0.59)	$(3.70)	$(0.24)	$0.51	$(0.01)
Diluted	$(0.59)	$(3.70)	$(0.24)	$0.49	$(0.01)
Weighted average Class A
and Class B shares outstanding:
Basic	14,126	14,123	14,075	13,850	13,506
Diluted	14,126	14,123	14,075	14,460	13,506

Selected Operating Data:
Comparable store sales (decrease) increase (2)	(8.3)%	(12.4)%	(4.5)%	2.0%	1.9%
Gross profit margin	26.8%	23.7%	29.0%	30.9%	30.9%
Selling, general and administrative expenses as a
percentage of net sales	24.3%	28.9%	26.3%	24.8%	26.9%
Net cash (used in) provided by operating activities	$(2,938)	$(10,739)	$16,374	$10,664	$15,962
Stores open at end of period	55	55	51	45	40
Total square feet at end of period	2,260	2,260	2,067	1,789	1,586
Net sales per square foot (3)	$155	$179	$218	$235	$238
Average net sales per store (3)	$6,317	$7,303	$8,533	$9,232	$9,351

	As of fiscal year end
Balance Sheet Data:	2010	2009	2008	2007	2006
Working capital	$13,667	$(415)	$39,197	$45,493	$43,446
Total assets	138,709	151,055	171,315	171,249	132,238
Bank debt	45,290	39,140	17,216	11,776	-
Total stockholders' equity	$24,484	$32,086	$83,969	$86,426	$77,468

(1)
For fiscal 2006, the recapitalization plan included the transfer of stock from the Company’s founder to certain members of management with a resulting charge to selling, general and administrative expenses of $8.7 million, primarily related to stock compensation, and a reduction to net income of $7.8 million.  Selling, general and administrative expenses for fiscal 2006 without the expense from the recapitalization plan are 24.4% of sales.  Basic and diluted earnings per share for fiscal 2006 without the expense of the recapitalization plan are $0.57 and $0.55, respectively.

(2)	A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation.

(3)	Calculated using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.

Non-GAAP Financial Measures

In addition to reporting our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”), we provide information regarding EBITDA, net loss and loss per diluted share adjusted for non-cash impairment charges and income taxes.  These measures are considered non-GAAP and are not preferable to GAAP financial information.  EBITDA, as defined in our current bank loan agreement is a non-GAAP measure of liquidity and is included to provide information concerning our performance relative to benchmarks contained in the bank loan agreement.  In addition, we believe the non-GAAP information provides additional measures of performance that our management, analysts and investors can use to compare operating results between reporting periods.  A reconciliation of these non-GAAP results of operations measures to the nearest comparable GAAP measures is presented in the tables below.

EBITDA, as defined in our current bank loan agreement, to net loss as presented in the consolidated statements of operations:

	Fiscal year
	2010	2009	2008
	(in thousands)
Net loss	$(8,274)	$(52,247)	$(3,362)
Income tax (benefit) provision	(9,139)	5,823	(2,224)
Interest expense	2,762	2,195	1,466
Depreciation and amortization	12,644	14,243	12,898
Share-based compensation	530	354	233
Non-cash impairment charge	10,935	10,730	2,077
EBITDA (loss)	$9,458	$(18,902)	$11,088

The exclusion of impairment charges and income taxes for fiscal 2010, 2009 and 2008 from net loss and diluted loss per share provides a consistent comparison between years:

	Fiscal year
	2010	2009	2008
	(in thousands)
Net loss	$(8,274)	$(52,247)	$(3,362)

Non-cash impairment charge	10,935	10,730	2,077
Income tax (benefit) provision	(9,139)	5,823	(2,224)
Non-GAAP net loss	$(6,478)	$(35,694)	$(3,509)

Non-GAAP diluted loss per share	$(0.46)	$(2.53)	$(0.25)

Diluted shares	14,126	14,123	14,075

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our” unless specified otherwise) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of March 28, 2010, we had 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah.  These stores average approximately 41,000 square feet in size. In addition, we have a Team Sales Division and an ECommerce store at sportchalet.com.  Originally we were incorporated in California and we reincorporated as a Delaware corporation in 1992.  Our executive offices are located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.

Operating History

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in our industry, Norbert’s goal was to:

•	See things through the eyes of the customer;
•	Do a thousand things a little bit better;
•	Not be the biggest, but the best;
•	Be the image of the sportsperson; and
•	Create ease of shopping.

Over the last 51 years, Sport Chalet has grown into a chain of 55 specialty sporting goods stores serving California, Nevada, Arizona and Utah, with a Team Sales Division and an ECommerce store.

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California and to Nevada, Arizona and Utah, as well as ECommerce.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  We opened seven new stores in fiscal 2008, 11 new stores in the last three years and 20 in the last five years.  In fiscal 2009, we opened four new stores, relocated one existing store and re-launched our website.  We did not open any new stores in fiscal 2010 and currently do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible.  In addition, we are focused on our ECommerce store as our best method of establishing a national footprint.

Store openings have had a favorable impact on sales volume, but have negatively affected profit in the short term.  New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures.  As the store matures, sales tend to level off and expenses decline as a percentage of sales.  We believe our stores historically have required three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our newer stores will mature at that rate.

Recent History

Our stores are located in states that are among those hardest hit by the downturn in the housing and credit markets, increased unemployment and bankruptcies.  Our sales are largely dependent on the level of consumer spending in the geographic regions surrounding our stores.  A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits in our market areas are having, and may continue to have, a materially adverse effect on our results of operations.

Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  The severe downturn in the macroeconomic environment caused comparable store sales to decline 12.4% in fiscal 2009, and as a result we incurred a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses through the following core initiatives:

•	Secured an amendment to our loan agreement and temporarily increased availability an additional $10 million.

•
Renegotiated lease terms to reduce base rent and add percentage rent based on sales and clauses permitting us to terminate leases on stores which do not obtain specified minimum sales levels (“kick-out clauses”).

•	Communicated with all vendors regularly to make sure they were fully aware of the challenges we faced and continued their support.

•	Improved inventory management and aggressively reduced aged inventory, thereby providing fresher merchandise in our stores.

•	Significantly increased payroll efficiency in our stores and distribution center, thereby delivering lower spend per customer while maintaining the customer experience.

•	Initiated significant reductions in corporate overhead related to personnel and discretionary spending.

As a result of these initiatives, we reduced markdowns $11.0 million, rent $3.7 million, labor $9.9 million, advertising $5.8 million, professional fees $3.3 million and other expenses $5.1 million during fiscal 2010 as compared to fiscal 2009, and our net loss for fiscal 2010 was reduced to $8.3 million, or $0.59 per diluted share, compared to a net loss of $52.2 million or $3.70 per diluted share, for fiscal 2009.

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter and the fourth quarter marked our first increase in comparable store sales after ten consecutive quarters of negative comparable store sales.  Comparable store sales by quarter for the past three fiscal years are set forth in the following table:

	Quarter
	Q4	Q3	Q2	Q1
FY 2010	5.7%	(10.8%)	(12.4%)	(14.7%)
FY 2009	(17.7%)	(15.4%)	(6.7%)	(11.1%)
FY 2008	(8.8%)	(6.9%)	(2.2%)	1.3%

While the comparable store sales increase in the fourth quarter of fiscal 2010 reflects a positive change in trends, we remain focused on continued improvement through the following:

•	Continuing to improve the functionality and efficiency of sportchalet.com by leveraging our business partners’ significant knowledge in their areas of expertise.

•
Continually refining the way each store is merchandised so as to best fit to its individual store market area and customer base through information provided by our Action Pass customer relationship program.

.
•	Increasing utilization of our growing Action Pass membership to create ever more effective marketing vehicles.

•
Continuing to refine and expand our Team Sales Division by attracting new universities and leagues as customers, while focusing on continuous profitability improvements through more efficient manufacturing and embellishment processes.

•	Recommitment to ensuring we have the best trained merchandise and specialty services employee experts throughout our Company.

•	Continuing toward the full utilization of our information systems to understand our business better and to improve efficiency in both inventory and overall operating costs.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with the exit or diminished capacity of many key specialty competitors in our marketplace, will position us for better results in the future as the economy improves.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

The following table sets forth statement of operations data determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the 2010 and 2009 fiscal years (in thousands, except per share amounts).

	Fiscal year
	2010		2009		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$353,695	100.0%	$372,652	100.0%	$(18,957)	(5.1%)
Gross profit	94,822	26.8%	88,395	23.7%	6,427	7.3%
Selling, general and administrative
expenses	85,894	24.3%	107,651	28.9%	(21,757)	(20.2%)
Depreciation and amortization	12,644	3.6%	14,243	3.8%	(1,599)	(11.2%)
Impairment charge	10,935	3.1%	10,730	2.9%	205	1.9%
Loss from operations	(14,651)	(4.1%)	(44,229)	(11.9%)	29,578	(66.9%)
Interest expense	2,762	0.8%	2,195	0.6%	567	25.8%
Loss before income taxes	(17,413)	(4.9%)	(46,424)	(12.5%)	29,011	(62.5%)
Income tax (benefit) provision	(9,139)	(2.6%)	5,823	1.6%	(14,962)	*
Net loss	(8,274)	(2.3%)	(52,247)	(14.0%)	43,973	(84.2%)

Class A and Class B
Loss per share:
Basic and diluted	$(0.59)		$(3.70)		$3.11	(84.2%)

* Percentage change not meaningful

Net sales decreased $19.0 million, or 5.1%, to $353.7 million for fiscal 2010 from $372.7 million for fiscal 2009.  Sales from four new stores, not included in the comparable store sales calculation, resulted in a $5.9 million increase in sales, or 1.6%.  Sales from our Team Sales and ECommerce divisions resulted in $4.6 million increase in sales.  These increases were offset by a comparable store sales decrease of $30.4 million, or 8.3%.  The decrease in comparable store sales is the result of worsening macroeconomic conditions earlier in the year partially offset by improved sales in the fourth quarter from favorable winter weather conditions and improved inventory levels as a result of support from vendors, as compared to the fourth quarter last year.

Gross profit increased $6.4 million, or 7.3%, primarily as a result of a decrease in rent expense of $3.7 million from successful landlord negotiations and a $11.0 million reduction in markdowns primarily related to improved demand for winter products and improved inventory control, offset by the decrease in sales. As a percent of sales, gross profit increased 310 basis points to 26.8% from 23.7%.  The increase is primarily the result of decreased rent and markdowns.

Selling, general and administrative expenses (“SG&A”) decreased $21.8 million, or 20.2%, as expenses related to new stores of $2.2 million were offset by successful expense reduction initiatives of $24.0 million.  Expense reductions included $9.9 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings include advertising of $5.8 million, professional fees of $3.3 million, repairs and maintenance of $1.0 million and utilities of $1.3 million.  As a percent of sales, SG&A decreased 460 basis points to 24.3% from 28.9% as the expense reductions more than offset the leverage lost from the sales decrease.

A non-cash impairment charge of $10.9 million and $10.7 million was recorded in fiscal 2010 and in fiscal 2009, related to six and nine stores, respectively, where events or changes in circumstances have resulted in significantly lower than expected sales volume.  These stores were not expected to obtain sufficient cash flow over their remaining lease terms to support the carrying value of their leasehold improvements and fixtures.

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (“NOL”) carryback period from two to five years, allowing us to carryback the fiscal 2009 loss. As a result, we recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back and reduced the associated valuation allowance. We filed our carryback tax return in November 2009 and received our federal refund in January 2010.

Primarily as a result of increased gross profit, decreased SG&A expenses and the income tax refund, partially offset by the reduction in comparable store sales and the impairment charge, we reduced our net loss by $44.0 million to $8.3 million, or $0.59 per diluted share for fiscal 2010, compared to a net loss of $52.2 million or $3.70 per diluted share for fiscal 2009.  Excluding the non-cash impairment charges and the effect of income taxes in fiscal 2010 and 2009, we reduced our net loss by $29.2 million to a net loss of $6.5 million, or $0.46 per diluted share, compared to net loss of $35.7 million, or $2.53 per diluted share for the same period last year.

Fourth Quarter 2010 Compared to Fourth Quarter 2009

The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the fourth quarter of fiscal 2010 and 2009 (in thousands, except per share amounts).

	Fiscal fourth quarter
	2010		2009		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$90,223	100.0%	$84,513	100.0%	$5,710	6.8%
Gross profit	24,983	27.7%	16,766	19.8%	8,217	49.0%
Selling, general and administrative
expenses	21,903	24.3%	24,069	28.5%	(2,166)	(9.0%)
Depreciation and amortization	2,722	3.0%	3,276	3.9%	(554)	(16.9%)
Income (loss) from operations	358	0.4%	(10,579)	(12.5%)	10,937	*
Interest expense	657	0.7%	545	0.6%	112	20.6%
Loss before income taxes	(299)	(0.3%)	(11,124)	(13.2%)	10,825	(97.3%)
Income tax benefit	(21)	(0.0%)	-	0.0%	(21)	*
Net loss	(278)	(0.3%)	(11,124)	(13.2%)	10,846	(97.5%)

Class A and Class B
Loss per share:
Basic and diluted	$(0.02)		$(0.79)		$0.77	(97.5%)

* Percentage change not meaningful

Sales increased $5.7 million, or 6.8%, to $90.2 million for the fourth quarter of 2010 from $84.5 million for the same period in fiscal 2009. Comparable store sales increased 5.7% for the quarter. Improved inventory as a result of support from vendors and favorable winter weather experienced in most of our markets as compared to the same period last year contributed to the increase in sales.

Gross profit increased $8.2 million, or 49%, primarily as a result of the reduced need for markdowns due to favorable winter weather, the decrease in rent expense and the increase in sales.  As a percent of sales, gross profit increased 790 basis points to 27.7% from 19.8% primarily the result of decreased markdowns on winter product.

Selling, general and administrative expenses decreased $2.2 million, or 9.0%.  We incurred $1.0 million in operating expenses related to managing our ECommerce site which we did not incur prior to the relaunch at the end of fiscal 2009.  This was offset by successful expense reduction initiatives of $3.2 million.  Expense reductions included savings on professional fees of $1.3 million, labor savings of $0.8 million, and utilities of $0.3 million.  As a percent of sales, SG&A decreased 420 basis points to 24.3% for the fourth quarter of fiscal 2010 from 28.5% for the same period last year primarily due to the expense reduction initiatives and the leverage from increased sales.

Primarily as a result of increased sales and decreased SG&A expenses, we reduced our net loss by $10.8 million to $0.3 million, or $0.02 per diluted share for the 13 weeks ended March 28, 2010, compared to a net loss of $11.1 million, or $0.79 per diluted share for the 13 weeks ended March 29, 2009.

Fiscal 2009 Compared to Fiscal 2008

The following table sets forth statement of operations data determined in accordance with generally accepted accounting principles (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for the 2009 and 2008 fiscal years (in thousands, except per share amounts).

	Fiscal year
	2009		2008		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$372,652	100.0%	$402,534	100.0%	$(29,882)	(7.4%)
Gross profit	88,395	23.7%	116,552	29.0%	(28,157)	(24.2%)
Selling, general and administrative
expenses	107,651	28.9%	105,697	26.3%	1,954	1.8%
Depreciation and amortization	14,243	3.8%	12,898	3.2%	1,345	10.4%
Impairment charge	10,730	2.9%	2,077	0.5%	8,653	416.6%
Loss from operations	(44,229)	(11.9%)	(4,120)	(1.0%)	(40,109)	973.5%
Interest expense	2,195	0.6%	1,466	0.4%	729	49.7%
Loss before income taxes	(46,424)	(12.5%)	(5,586)	(1.4%)	(40,838)	731.1%
Income tax provision (benefit)	5,823	1.6%	(2,224)	(0.6%)	8,047	*
Net loss	(52,247)	(14.0%)	(3,362)	(0.8%)	(48,885)	1,454.0%

Class A and Class B
Loss per share:
Basic and diluted	$(3.70)		$(0.24)		$(3.46)	1,448.8%

* Percentage change not meaningful

Sales decreased $29.9 million, or 7.4%, to $372.7 million for fiscal 2009 from $402.5 million for fiscal 2008.  Sales from eleven new stores, not included in the comparable store sales calculation, resulted in a $16.2 million increase in sales, or 4.1%.  This increase was offset by a comparable store sales decrease of $45.3 million, or 12.4%.  The positive impact on sales by reducing prices was offset by worsening macroeconomic conditions.

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

Selling, general and administrative expenses increased $2.0 million, or 1.8%, primarily due to $4.7 million from expenses related to additional stores, $2.1 million for increased professional fees primarily related to new system implementation support and training as well as professional fees incurred in obtaining our new bank credit facility and the related amendments, partially offset by labor savings of $4.8 million.  As a percent of sales, SG&A increased to 28.9% from 26.3%, primarily from the decrease in comparable store sales, the expenses associated with new stores, which take time to reach their desired operating efficiency, and an increase in professional fees offset by labor savings.

A non-cash impairment charge of $10.7 million was recorded in the year ended March 29, 2009 related to nine stores with significantly lower than expected sales volume and based on recent trends are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

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

Primarily as a result of the reduction in comparable store sales, the opening of new stores, the impairment charge and the income tax valuation allowance, we incurred a net loss of $52.2 million, or $3.70 per diluted share for the year ended March 29, 2009.  Excluding the non-cash impairment charge and the affect of the valuation allowance as well as a non-cash impairment charge recorded in the prior fiscal year, net loss was $35.7 million, or $2.53 per diluted share, compared to net loss of $3.5 million, or $0.25 per diluted share for the same period last year.

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

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant items for years ended March 28, 2010 and March 29, 2009:

	Fiscal year
	2010	2009
	(in thousands)
Net loss	$(8,274)	$(52,247)
Depreciation and amortization	12,644	14,243
Impairment charge	10,935	10,730
Merchandise inventories	(8,849)	(2,286)
Accounts payable	(6,085)	1,602
Prepaid expenses and other current assets	943	3,992
Other accrued expense	(3,470)	6,125
Deferred tax	-	5,723
Other	(782)	1,379
Net cash used in operating activites	$(2,938)	$(10,739)

Typically, inventory levels increase from year to year due to the addition of new stores, while improvements in inventory management decrease inventory required for each store.  Total inventory increased $8.4 million as average inventory per store increased 10.0% to $1.8 million from $1.6 million at the end of fiscal 2010 and fiscal 2009, respectively.  The increase is due to improved vendor fulfillment against our purchase orders as compared to the prior year.  The inventory level is higher than planned and we are focused on reducing the levels in early fiscal 2011.

Historically, accounts payable increases as inventory increases.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we had slowed payments to our vendors.  We are now current with our vendors.

Prepaid expenses and other current assets normally include approximately one month’s rent as most leases require payment at the beginning of each month.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we held all rent payments for one month.  We are now current with our rent payments; however, due to the timing of our quarter end in fiscal 2010, payments to our landlords were not yet due and mailed subsequent to our quarter end.

Insufficient cash available during the fourth quarter of fiscal 2009 also caused other accrued expenses to increase $6.1 million as compared to fiscal 2008.  We are now current with all expense vendors.

A tax provision of $5.8 million was recorded for fiscal 2009 as there was no valuation allowance on the net deferred tax assets of $5.8 million at March 30, 2008. Based largely on the magnitude of the prior year loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $22.0 million, is required as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.  On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (“NOL”) carryback period from two to five years, allowing us to carryback the fiscal 2009 loss. As a result, we recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back and reduced the associated valuation allowance. We filed our carryback tax return in November 2009 and received our federal refund in January 2010.

Net cash used in investing activities is primarily for capital expenditures as shown below:

	Fiscal year
	2010	2009	2008
	(in thousands)
New stores, relocations and ECommerce	$168	$13,895	$11,722
Remodels	-	230	2,343
Existing stores	150	505	1,198
Information systems	281	1,475	6,627
Rental equipment	139	9	433
Other	-	131	110
Total	$738	$16,245	$22,433

We did not open any new stores in fiscal 2010 compared to four new stores and one store relocation in the same period last year.  The costs to open new stores can vary significantly depending on the terms of the lease.  We currently do not anticipate opening new stores in fiscal 2011. Forecasted capital expenditures for fiscal 2011 are expected to be $3.8 million.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of March 28, 2010 is $45.3 million compared to $39.1 million at the end of fiscal 2009.  The increase is primarily the result of the insufficient cash available during the fourth quarter of fiscal 2009 which caused a slowdown in payments to our vendors and subsequent payments made to bring vendors current during fiscal 2010.

Under our bank credit facility, up to $45.0 million will be available to the Company, increasing to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million currently is available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010, and the special advance facility will terminate on October 1, 2010.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at March 28, 2010) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula and there is no early termination fee.  This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA.

EBITDA is defined in our bank credit facility as (loss) income before provision (benefit) for income taxes, interest expense, depreciation and amortization, and certain non-cash charges.  EBITDA is a liquidity measure that is one of the key measures used in calculating compliance with covenants in our credit facility.  Non-compliance with financial covenants could result in a default under our credit agreement and restrict our ability to finance operations or capital needs.  The covenant requires us to  exceed the Lender’s minimum EBITDA requirement of $5.4 million EBITDA profit based on the trailing 12 months.   We can satisfy our monthly EBITDA requirement through a number of different combinations of any of the following components: net sales, gross margins, and operating expenses.  A deterioration of any component(s) can be offset by an improvement of any other component(s) and vice versa.  The relationships between the components as they actualize will determine whether the minimum EBITDA requirement is met.  The following table reconciles EBITDA, as defined in our bank credit facility, to net loss as presented in our consolidated statements of operations.

	Fiscal year
	2010	2009	2008
	(in thousands)
Net loss	$(8,274)	$(52,247)	$(3,362)
Income tax (benefit) provision	(9,139)	5,823	(2,224)
Interest expense	2,762	2,195	1,466
Depreciation and amortization	12,644	14,243	12,898
Share-based compensation	530	354	233
Non-cash impairment charge	10,935	10,730	2,077
EBITDA (loss)	$9,458	$(18,902)	$11,088

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of March 28, 2010:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating Leases (a)	$196,928	$30,956	$60,451	$46,685	$58,836
Employment Contracts	679	170	339	170	-
Total Contractual Obligations	$197,607	$31,126	$60,790	$46,855	$58,836

(a) Amounts include the direct lease obligations.  Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and are therefore not included.  The amount of the excluded expenses are; $11.5 million, $10.5 million and $9.6 million for the fiscal years 2010, 2009 and 2008, respectively.  Operating Lease Obligations reflect savings from lease modifications, assume kick-out clauses will be excercised and do not reflect potential renewals or replacements of expiring leases.

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

In our efforts to reduce operating expenses and improve liquidity, we reviewed our store leases and obtained rent reductions and lease modifications from our landlords.  These negotiations included renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded. We did not open any new stores in fiscal 2010 and currently do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze, evaluate and execute against a real estate portfolio to maximize our capital in the most efficient means possible.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.6 million relating to workers’ compensation insurance were outstanding as of March 28, 2010 and expire within one year.

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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near the end of our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage at fiscal year end is immaterial.

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

We have a customer loyalty program, Action Pass, which allows members to earn points for each purchase completed at our stores. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned are included in accrued expenses and recorded as a reduction in sales at the time the points are earned, based on the retail value of points that are projected to be redeemed. A 10% change in our customer loyalty program liability at March 28, 2010, would not have been material to the Company’s financial statements.

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

Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon over five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. A 10% change in our breakage estimates at March 28, 2010, would not have been material to the Company’s financial statements.

We recognize Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to approximately $542,000, $627,000 and $552,000 for fiscal years 2010, 2009 and 2008, respectively.

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

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured accruals at March 28, 2010, would not have been material to the Company’s financial statements.

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

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.  We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.  Using the impairment evaluation methodology described herein, we recorded long-lived asset impairment charges totaling $10.9 million, $10.7 million and $2.1 million, in the aggregate, during fiscal 2010, 2009 and 2008, respectively.  The carrying value of property and equipment was approximately $34.9 million as of March 28, 2010.

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

Based largely on the magnitude of this year’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $22.1 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.  The net deferred assets include federal and state net operating loss carryforwards of $13.1 million and $38.6 million, respectively, which can be carried forward for a period of up to 20 years.

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

Recently Issued Accounting Pronouncements

On September 27, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the ASC.  These changes and the ASC itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk consists primarily of borrowings under our credit facility, which bears interest at floating rates (primarily LIBOR rates). The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

Although we cannot precisely determine the overall effect of inflation, our operations are influenced by general economic conditions.  We do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown as a result of macroeconomic circumstances which include weak housing trends and rising unemployment in our core markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this section are submitted as part of Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, have evaluated the Company’s disclosure controls and procedures, and have concluded that, as of the end of the period covered by this report, these controls and procedures are effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in this report is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure control and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

Management’s Annual Report on Internal Control Over Financial Reporting

Management prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of March 28, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the fiscal quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year (the “Proxy Statement”).  We have adopted a code of business conduct and ethics that applies to our Chief Executive Officer and senior financial officers.  The code of ethics has been posted on our website under “About Us – Investor Relations – Corporate Governance” at sportchalet.com.  We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of our code of business conduct and ethics on our website.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence, is incorporated herein by reference from the section entitled “Proposal 1 - Election of Directors” contained in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

(2)	Schedules – Valuations and Qualifying Accounts.

For fiscal years 2010, 2009 and 2008, in thousands.

Allowance for	Balance at			Balance at
Sales Returns	Beginning of			End of
(Year ended)	Period	Additions	Deductions	Period
3/28/2010	$374	$29,041	$28,982	$433
3/29/2009	$443	$21,222	$21,291	$374
3/30/2008	$394	$20,738	$20,689	$443

(b)           Exhibits - See Index on Page 38.

Sport Chalet, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sport Chalet, Inc.

We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of March 28, 2010 and March 29, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 28, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of March 28, 2010 and March 29, 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 28, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

Los Angeles, California
June 18, 2010

Sport Chalet, Inc.

Consolidated Statements of Operations

	Fiscal year
	2010	2009	2008
	(in thousands, except per share amounts)

Net sales	$353,695	$372,652	$402,534
Costs of goods sold, buying and occupancy costs	258,873	284,257	285,982
Gross profit	94,822	88,395	116,552

Selling, general and administrative expenses	85,894	107,651	105,697
Depreciation and amortization	12,644	14,243	12,898
Impairment charge	10,935	10,730	2,077
Loss from operations	(14,651)	(44,229)	(4,120)

Interest expense	2,762	2,195	1,466
Loss before income taxes	(17,413)	(46,424)	(5,586)

Income tax (benefit) provision	(9,139)	5,823	(2,224)
Net loss	$(8,274)	$(52,247)	$(3,362)

Loss per share:
Basic and diluted	$(0.59)	$(3.70)	$(0.24)

Weighted average number of common shares
outstanding:
Basic and diluted	14,126	14,123	14,075

The accompanying notes are an integral part of these financial statements.

 Sport Chalet, Inc.

Consolidated Balance Sheets

	March 28,	March 29,
	2010	2009
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$2,906	$290
Accounts receivable, net of allowances for doubtful
accounts of $348 and $376, respectively	2,403	1,434
Merchandise inventories	97,280	88,431
Prepaid expenses and other current assets	1,235	2,178
Income tax receivable	12	1,004
Total current assets	103,836	93,337

Fixed assets, net	34,873	57,718
Total assets	$138,709	$151,055

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,998	$31,083
Loan payable to bank	45,290	39,140
Salaries and wages payable	3,972	4,150
Other accrued expenses	15,909	19,379
Total current liabilities	90,169	93,752

Deferred rent	24,056	25,217
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000	-	-
Issued and outstanding shares – none
Class A Common stock, $.01 par value:
Authorized shares – 46,000,000	124	124
Issued and outstanding shares – 12,412,490 in 2010
and 12,359,990 in 2009
Class B Common stock, $.01 par value:
Authorized shares – 2,000,000	18	18
Issued and outstanding shares – 1,770,821 in 2010
and 1,763,321 in 2009
Additional paid-in capital	35,130	34,458
Accumulated deficit	(10,788)	(2,514)
Total stockholders’ equity	24,484	32,086
Total liabilities and stockholders’ equity	$138,709	$151,055

The accompanying notes are an integral part of these financial statements.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

						Retained
	Common Stock					Earnings
	Class A		Class B		Additional	(Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Total
	(in thousands, except share amounts)
Balance at April 1, 2007	12,252,654	$123	1,741,489	$17	$33,191	$53,095	$86,426
Options exercised	107,336	1	21,832	-	371	-	372
Related income tax benefit					300	-	300
Share-based compensation		-		-	233	-	233
Net loss for 2008						(3,362)	(3,362)
Balance at March 30, 2008	12,359,990	$124	1,763,321	$18	$34,094	$49,733	$83,969
Related income tax benefit					10	-	10
Share-based compensation		-		-	354	-	354
Net loss for 2009						(52,247)	(52,247)
Balance at March 29, 2009	12,359,990	$124	1,763,321	$18	$34,458	$(2,514)	$32,086
Options exercised	52,500	1	7,500	-	142	-	142
Share-based compensation		-		-	530	-	530
Net loss for 2010						(8,274)	(8,274)
Balance at March 28, 2010	12,412,490	$124	1,770,821	$18	$35,130	$(10,788)	$24,484

The accompanying notes are an integral part of these financial statements.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Fiscal year
	2010	2009	2008
Operating activities	(in thousands)
Net loss	$(8,274)	$(52,247)	$(3,362)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	12,644	14,243	12,898
Loss on disposal of equipment	4	173	326
Impairment charge	10,935	10,730	2,077
Share-based compensation	530	354	233
Deferred income taxes	-	5,723	1,928
Changes in operating assets and liabilities:
Accounts receivable	(969)	(75)	5,535
Merchandise inventories	(8,849)	(2,286)	922
Prepaid expenses and other current assets	943	3,992	(1,343)
Income tax receivable	992	401	77
Accounts payable	(6,085)	1,602	(1,373)
Salaries and wages payable	(178)	(470)	(379)
Other accrued expenses	(3,470)	6,125	(2,327)
Deferred rent	(1,161)	996	1,162
Net cash (used in) provided by operating activities	(2,938)	(10,739)	16,374

Investing activities
Purchases of fixed assets	(738)	(16,245)	(22,433)
Net cash used in investing activities	(738)	(16,245)	(22,433)

Financing activities
Proceeds from bank borrowings	396,262	321,979	110,573
Repayment of bank borrowings	(390,112)	(300,055)	(105,133)
Checks drawn in excess of cash in balances	-	1,446
Proceeds from exercise of stock options	142	-	372
Tax benefit on employee stock options	-	10	300
Net cash provided by financing activities	6,292	23,380	6,112

Increase (decrease) in cash and cash equivalents	2,616	(3,604)	53
Cash and cash equivalents at beginning of year	290	3,894	3,841
Cash and cash equivalents at end of year	$2,906	$290	$3,894

Cash paid during the year for:
Income taxes	$-	$52	$30
Interest	$2,645	$1,716	$1,247

The accompanying notes are an integral part of these financial statements.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz (the “Founder”) in 1959, is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah.  The Company has 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah.   Sport Chalet, Inc. has two wholly owned subsidiaries: Sport Chalet Value Services, LLC and Sport Chalet Team Sales, Inc.

The Company has two classes of common stock, each share of Class B Common Stock entitles the holder to one vote, and each share of Class A Common Stock entitles the holder to 1/20th of one vote.  The Class A Common Stock and the Class B Common Stock will generally vote on all matters as a single class, except as required by applicable law.  The holders of Class A Common Stock, voting as a separate class, are also entitled to elect one director, and the affirmative vote of the holders of a majority of the shares of Class A Common Stock, voting as a separate class, will be required to amend certain provisions of the Company's Certificate of Incorporation.

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

The Founder along with certain members of management collectively own approximately 63% of the outstanding shares of the Class A Common Stock and Class B Common Stock at March 28, 2010.

Economic Environment and Recent History

Our stores are located among the geographic regions hardest hit by the downturn in the housing and credit markets, increased unemployment and bankruptcies.  Our sales are largely dependent on the level of consumer spending in the geographic regions surrounding our stores.  Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  The severe downturn in the macroeconomic environment caused comparable store sales to decline 12.4% in fiscal 2009, and as a result we incurred a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  As a result of these initiatives, we reduced markdowns $11.0 million, rent $3.7 million, labor $9.9 million, advertising $5.8 million, professional fees $3.3 million and other expenses $5.1 million during fiscal 2010 as compared to fiscal 2009, and our net loss for fiscal 2010 was reduced to $8.3 million, or $0.59 per diluted share, compared to a net loss of $52.2 million or $3.70 per diluted share, for fiscal 2009.

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter and the fourth quarter marked our first increase in comparable store sales after ten consecutive quarters of negative comparable store sales.  While the comparable store sales increase in the fourth quarter of fiscal 2010 reflects a positive change in trends, we remain focused on continued improvement through the following:

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

•	Continuing to improve the functionality and efficiency of sportchalet.com by leveraging our business partners’ significant knowledge in their areas of expertise.

•
Continually refining the way each store is merchandised so as to best fit to its individual store market area and customer base through information provided by our Action Pass customer relationship program.

.
•	Increasing utilization of our growing Action Pass membership to create ever more effective marketing vehicles.

•
Continuing to refine and expand our Team Sales Division by attracting new universities and leagues as customers, while focusing on continuous profitability improvements through more efficient manufacturing and embellishment processes.

•	Recommitment to ensuring we have the best trained merchandise and specialty services employee experts throughout our Company.

•	Continuing toward the full utilization of our information systems to understand our business better and to improve efficiency in both inventory and overall operating costs.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with the exit or diminished capacity of many key specialty competitors in our marketplace, will position us for better results in the future as the economy improves.

Segments of an Enterprise

The Company operates in a single operating segment and operates only in the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sport Chalet Value Services, LLC and Sport Chalet Team Sales, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

Our management of cash provides for the reimbursement of all bank disbursement accounts on a daily basis.  Accounts payable at March 28, 2010 and March 29, 2009 includes $3.1 million and $1.5 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

The Company has a concentration of credit risk when cash deposits in banks are in excess of federally insured limits in the event of nonperformance by the related financial institution. However, management does not anticipate nonperformance by these financial institutions.

Merchandise Inventories

In connection with the implementation of a new financial and merchandising system, effective March 31, 2008, we have changed the inventory valuation method from the first-in, first-out “FIFO” basis determined by the retail method of accounting to a weighted-average cost basis, using the retail method.  We have accounted for the change in accounting principle prospectively.  The cumulative effect of this change is not determinable as we do not have the ability to recalculate average cost for prior periods.  We began fiscal 2009 with the FIFO costs as used for the ending fiscal 2008 inventory valuation; going forward these amounts are updated as new purchases are made.  This change has not had a material effect on our results of operations, and we chose this method based on our new system capabilities.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)
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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage reserve at fiscal year end is immaterial.

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

	March 28,	March 29,
	2010	2009
Customers	$1,780	$1,470
Vendors	672	-
Other	299	340
	2,751	1,810
Allowance for doubtful accounts	(348)	(376)
Net accounts receivable	$2,403	$1,434

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The estimated useful lives of the assets are as follows:

Fixtures and equipment	5-7 years
Computer software and equipment	3-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years

The following is a summary of the components of fixed assets, in thousands:

	March 28,	March 29,
	2010	2009
Fixtures and equipment	$40,168	$39,903
Computer software and equipment	31,530	31,271
Rental equipment	6,630	6,831
Vehicles	438	438
Leasehold improvements	62,838	62,799
	141,604	141,242
Accumulated depreciation	(106,731)	(83,524)
Net fixed assets	$34,873	$57,718

Maintenance and repairs are charged to expense, as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When leasehold improvements or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

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

Non-cash impairment charges of $10.9 million, $10.7 million and $2.1 million were recorded in fiscal 2010, 2009 and 2008, related to six, nine and two stores, respectively, with significantly lower than expected sales volume which, based on recent trends, are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to their short-term nature.

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

The Company’s experience indicates that not all issued Gift Cards are redeemed (the “Breakage”).  Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.  The Company recognizes Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to $542,000, $627,000 and $552,000 for fiscal years 2010, 2009 and 2008, respectively.

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

Vendor Allowances

Vendor allowances include consideration received from vendors, such as volume rebates and cooperative advertising funds. Vendor allowances other than for cooperative advertising are immaterial and accounted for when received. The majority of this consideration is based on contract terms. Amounts that represent the reimbursement of costs incurred for advertising are recorded as a reduction of the related expense in the period incurred. Amounts expected to be received from vendors relating to the purchase of merchandise are recognized as a reduction of cost of goods sold as the merchandise is sold.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $4.3 million, $9.9 million and $10.1 million for fiscal years 2010, 2009 and 2008, respectively.  The amount of vendor reimbursements amounted to $3.4 million, $4.1 million and $5.8 million for fiscal years 2010, 2009 and 2008, respectively.

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

Loss Per Share

Loss per share, basic, is computed based on the weighted average number of common shares outstanding for the year.  Loss per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the year.   The Company does not utilize the two-class method to report its earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to participation rights in undistributed earnings. Our Class A Common Stock is entitled to receive a regular cash dividend equal to 110% of any regular cash dividend paid with respect to a share of Class B Common Stock, which could result in the two-class method of computing earnings per share. However the application of this method would result in an immaterial change in earnings per share and is therefore not presented.

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are illustrated below:

	Fiscal year
	2010	2009	2008
	(in thousands, except per share data)
Basic and diluted loss per share computation:
Net loss	$(8,274)	$(52,247)	$(3,362)

Denominator:
Weighted average common shares
outstanding	14,126	14,123	14,075
Basic and diluted loss per share	$(0.59)	$(3.70)	$(0.24)

Options to purchase an aggregate of 1,910,936, 1,907,955 and 1,432,055 shares for fiscal years 2010, 2009 and 2008, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Share-Based Compensation

Total stock-based compensation expense recognized for the 2010, 2009 and 2008 fiscal years was $530,000, $354,000 and $233,000, respectively, before income taxes, and the related tax benefit for fiscal 2008 was $91,000.

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

	Fiscal year
	2010	2009	2008
Risk-free interest rate	2.3%	3.0%	4.9%
Expected volatility	92.5%	39.1%	36.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	6.4	7.5	7.5

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008 was $1.89,   $2.19 and $5.02, respectively.

Recently Issued Accounting Pronouncements

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

3. Loans Payable to Bank

Under our bank credit facility with Bank of America, N.A. (the “Lender”), up to $45.0 million will be available to the Company, increasing to $70.0 million, from September 1st of each year through December 31st of each year, and up to an additional $10.0 million currently is available to the Company through a special advance facility.  The amount available under the special advance facility will be reduced by $2.5 million on the first day of each month commencing on July 1, 2010, and the special advance facility will terminate on October 1, 2010.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at March 28, 2010) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)
At March 28, 2010, there is $45.3 million outstanding under the facility as well as letters of credit amounting to $1.6 million relating to relating to workers’ compensation insurance.

The weighted average interest rate on borrowings during the 2010, 2009 and 2008 fiscal years was 4.86%, 4.97% and 6.09%, respectively.

4. Other Accrued Expenses

Other accrued expenses consist of the following, in thousands:

	March 28,	March 29,
	2010	2008
Amount due to customers	$5,690	$5,923
Accrued sales tax	3,088	2,572
Self-insurance accruals	1,260	1,601
Other	5,871	9,283
Other accrued expenses	$15,909	$19,379

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

In the Company’s efforts to reduce operating expenses and improve liquidity, it has reviewed its store leases and obtained rent reductions and lease modifications from its landlords. These negotiations included renegotiating base rent, revising some of the Company’s leases to contain percentage rent clauses, which obligate the Company to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow the Company to terminate the lease at its option at a specified date when contractually defined minimum sales volumes are not exceeded.

Future minimum payments, including lease modifications, by year and in the aggregate, under those leases with terms of one year or more, in thousands, consist of the following at March 28, 2010:

	Leases with	Unrelated
	Founder	Leases	Total
2011	$2,428	$28,528	$30,956
2012	1,886	29,262	31,148
2013	1,649	27,654	29,303
2014	1,459	24,360	25,819
2015	1,393	19,473	20,866
Thereafter	3,416	55,420	58,836
	$12,231	$184,697	$196,928

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Total rent expense amounted to $41.2 million, $44.8 million and $39.8 million for fiscal years 2010, 2009 and 2008, respectively, which include $3.2 million, $2.8 million and $2.5 million, respectively, for the leases with the Founder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1.7 million, $568,000 and $591,000 for fiscal years 2010, 2009 and 2008, respectively.

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

6. Income Taxes

The provision (benefit) for income taxes for fiscal years 2010, 2009 and 2008, in thousands, consists of the following:

	Fiscal year
	2010	2009	2008
Federal:
Current	$(9,136)	$(32)	$(4,033)
Deferred	-	3,565	2,395
	(9,136)	3,533	(1,638)
State:
Current	(3)	83	(117)
Deferred	-	2,207	(469)
	(3)	2,290	(586)
	$(9,139)	$5,823	$(2,224)

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (“NOL”) carryback period from two to five years, allowing us to carryback the fiscal 2009 loss. As a result, we recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back and reduced the associated valuation allowance. We filed our carryback tax return in November 2009 and received our federal refund in January 2010.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of March 28, 2010, our net deferred tax assets and related valuation allowance totaled $22.0 million.  The Company has federal and state net operating loss carryforwards of $13.1 million and $38.6 million, respectively, which can be carried forward for a period of up to 20 years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of fiscal year end 2010 and 2009, in thousands, are as follows:

	Fiscal year
	2010		2009
	Current	Non-current	Current	Non-current
Deferred tax assets:
Fixed assets	$-	$9,655	$-	$4,655
Net operating loss carryforward	-	6,714	-	14,112
Uniform cost capitalization	131	-	593	-
Inventory reserves	2,020	-	1,195	-
Accrued vacation	425	-	500	-
Self-insurance accruals	588	-	767	-
Allowance for bad debt and
sales returns	311	-	298	-
Deferred rent	-	1,067	-	1,378
Other	1,050	-	565	-
Total deferred tax assets before
valuation allowance	4,525	17,436	3,918	20,145
Valuation allowance	(4,525)	(17,436)	(3,918)	(20,145)
Total deferred tax assets	$-	$-	$-	$-

A reconciliation of the provision for income taxes for fiscal years 2010, 2009 and 2008 with the amount computed using the federal statutory rate, in thousands, follows:

	Fiscal year
	2010	2009	2008
Statutory rate, 34% applied to income
before taxes	$(5,920)	$(15,663)	$(1,899)
State taxes, net of federal tax effect	(1,016)	(2,688)	(321)
Deferred tax valuation allowance	(2,102)	24,063	-
Other, net	(101)	111	(4)
	$(9,139)	$5,823	$(2,224)

For the years ended March 29, 2009 and March 30, 2008, we recorded tax benefits related to the exercise of non-qualified stock options which were recorded as a credit to additional paid-in capital in the amount of $10,000 and $300,000, respectively.

We determined there is no liability related to uncertain tax positions.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax years after fiscal 2008 remain open to examination and fiscal 2009 is currently under audit by the Internal Revenue Service.  The tax years after fiscal 2006 remain open to examination by state tax authorities.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)
7. Award Plan and Stock Award

Award Plan

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) became effective on August 2, 2004 and terminated its prior plan (“1992 Plan”).  Awards outstanding under the 1992 Plan may be exercised or settled in accordance with their original terms.  Any shares not issued under the 1992 Plan were added to the shares available for issuance under the 2004 Plan.

Under the 2004 Plan, stock options or other awards to purchase or receive shares of the Company’s common stock may be granted to employees, directors and consultants of the Company and its affiliates.  Generally, the option price per share shall not be less than fair market value at the date of grant, and options vest for periods up to five years and if not exercised, expire ten years from the date of grant. The 2004 Plan also provides for issuance by the Company of stock appreciation rights, restricted stock and performance awards.

In November 2009, we completed an offer to exchange certain employee stock options for new options (the "Option Exchange").   Under the Option Exchange, each eligible employee, other than the Chief Executive Officer, Chief Financial Officer and members of the Board of Directors, were given the opportunity to exchange some or all of his or her outstanding options to purchase shares of Class A Common Stock, with exercise prices equal to or greater than $2.38 per share, that were granted under the Company's 1992 Incentive Award Plan or 2004 Equity Incentive Plan, for new options to purchase a fewer number of shares than the exchanged options. The number of shares underlying the new options equaled one-half of the number of shares underlying the exchanged options. The exercise price of the new options was $1.71, the closing price of the Class A Common Stock on the new option grant date, November 9, 2009, as reported by The Nasdaq Global Market. The new options vest in two equal installments, one-half on the first anniversary of the new option grant date and the remaining one-half on the second anniversary of the new option grant date, regardless of whether the exchanged options were fully or partially vested. The term of the new options is six years, regardless of the remaining term of the exchanged options.  Options to purchase an aggregate of 721,927 shares of Class A Common Stock were exchanged for new options to purchase an aggregate of 360,976 shares of Class A Common Stock.

As of March 28, 2010, there were 567,640 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 2010 fiscal year is presented in the following table:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (Years)	(in 000's)
Outstanding as of March 29, 2009	1,907,955	$5.06
Granted	907,000	1.96
Granted through Option Exchange	360,976	1.71
Exercised	(60,000)	2.38
Forfeited or expired	(483,068)	3.91
Forfeited through Option Exchange	(721,927)	6.16
Outstanding as of March 28, 2010	1,910,936	$2.91	7.2	$1,033,094

Vested as of March 28, 2010	510,360	$4.98	3.5	$52,921

Options to purchase Class A Common Stock and Class B Common Stock are combined in the table above.  The aggregate intrinsic value is based on the Company’s closing stock price of $2.65 and $3.40 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended March 28, 2010.  During the 2010 fiscal year, the total fair value of options vested was $361,000.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The non-vested stock option activity during the 2010 fiscal year is presented in the following table:

		Weighted
		Average
	Shares	Fair Value
Nonvested, March 29, 2009	599,450	$2.66
Granted	1,267,976	1.89
Vested	(135,010)	5.43
Forfeited	(331,840)	2.84
Nonvested, March 28, 2010	1,400,576	1.61

As of March 28, 2010, total unrecognized share-based compensation expense related to non-vested stock options was $2,131,000, which is expected to be recognized over a weighted average period of approximately 2.3 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of March 28, 2010, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Years)	Price	Shares	Price
Under $3.00	1,380,476	8.01	$1.91	108,900	$2.28
$3.00 to $4.49	194,250	2.25	4.12	186,250	4.12
$4.50 to $5.99	147,250	8.19	4.77	29,450	4.77
$6.00 to $7.50	147,960	5.60	7.20	147,960	7.20
$7.51 to $10.00	41,000	5.98	8.49	37,800	8.46
$0.00 to $10.00	1,910,936	7.21	2.91	510,360	4.85

8. Employee Retirement Plan

The Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”) covers all eligible employees.  Employees who have completed three months of service and are 21 years of age or older are eligible to participate.  Employees may contribute from 2% to 100% of their eligible earnings or the government limit (whichever is less).  The Company matched 25% of the first 4% of employee pre-tax earnings deferred into the 401(k) Plan up to December 31, 2009.  The Company expense related to this plan was $59,000, $88,000 and $115,000 for fiscal years 2010, 2009 and 2008, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

9. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts).

	Fourth	Third	Second	First
FY 2010	Quarter	Quarter	Quarter	Quarter
Net sales	$90,223	$95,258	$88,811	$79,403
Gross profit	24,983	24,018	24,831	20,990
Income (loss) from operations	358	(12,097)	(509)	(2,403)
Net loss	(278)	(3,800)	(1,212)	(2,984)
Basic and diluted loss per share	$(0.02)	$(0.27)	$(0.09)	$(0.21)

	Fourth	Third	Second	First
FY 2009	Quarter	Quarter	Quarter	Quarter
Net sales	$84,513	$104,562	$96,457	$87,120
Gross profit	16,766	23,325	25,596	22,708
Loss from operations	(10,579)	(20,212)	(6,566)	(6,872)
Net loss	(11,124)	(32,376)	(4,221)	(4,526)
Basic and diluted loss per share	$(0.79)	$(2.29)	$(0.30)	$(0.32)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.
(Registrant)

Date: June 18, 2010	By:	/s/ Howard K. Kaminsky
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

Date: June 18, 2010	By:	/s/ Craig L. Levra
Craig L. Levra, Chairman,
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 18, 2010	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky, Executive Vice President –
Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: June 18, 2010	By:	/s/ John R. Attwood
John R. Attwood, Director

Date: June 18, 2010	By:	/s/ Donald J. Howard
Donald J. Howard, Director

Date: June 18, 2010	By:	/s/ Eric S. Olberz
Eric S. Olberz, Director

Date: June 18, 2010	By:	/s/ Frederick H. Schneider
Frederick H. Schneider, Director

Date: June 18, 2010	By:	/s/ Kevin J. Ventrudo
Kevin J. Ventrudo, Director

Exhibit Index
Number	Description

3.1	Restated Certificate of Incorporation, restated as of November 4, 2009.	(1)

3.2	Bylaws, of Sport Chalet, Inc., amended as of September 15, 2009.	(2)

4.1	Form of Certificate for the Class A Common Stock.	(3)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1*	1992 Incentive Award Plan.	(5)

10.2*	Sport Chalet Stock Option Incentive Award Agreement.	(5)

10.3*	2004 Equity Incentive Plan.	(6)

10.4*	Sport Chalet 2004 Equity Incentive Plan Stock Option Agreement.	(6)

10.5*	Form of Director and Officer Indemnification Agreement.	(7)

10.6	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(8)

10.7	First Amendment to Lease for La Cañada stores dated as of March 31, 2006, between the Company and La Cañada Properties, Inc.	(9)

10.8	Retail Lease for La Cañada store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	(10)

10.9	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(11)

10.10	First Amendment to Lease for Huntington Beach store dated as of March 31, 2006, between the Company and Huntington Beach Properties, Inc.	(12)

10.11	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(13

10.12	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(14)

10.13	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(15)

10.14	Amendment No. 2 to Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(16)

10.15	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(17)

10.16	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(18)

10.17	Amendment No. 5 to Loan Agreement dated as of September 25, 2003, between the Company and Bank of America, N.A.	(19)

10.18	Amendment No. 6 to Loan Agreement dated as of September 30, 2006, between the Company and Bank of America, N.A.	(20)

10.19	Amendment No. 7 to Loan Agreement dated as of March 31, 2006, between the Company and Bank of America, N.A.	(21)

10.20	Amendment No. 8 to Loan Agreement dated as of April 19, 2007, between the Company and Bank of America, N.A.	(22)

Exhibit Index
Number	Description

10.21	Loan Agreement dated as of August 31, 2007, between the Company and Bank of America, N.A.	(23)

10.22	Security Agreement dated August 31, 2007, between the Company and Bank of America, N.A.	(24)

10.23	Amended and Restated Loan and Security Agreement dated as of June 20, 2008, between the Company, together with each of the other Obligated Parties party thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(25)

10.24	Pledge Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(26)

10.25	Secured Continuing Guaranty dated as of June 20, 2008, by Sport Chalet Value Services, LLC in favor of Bank of America, N.A., as administrative agent for the Lenders.	(27)

10.26	Website Security Agreement and Power of Attorney dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(28)

10.27	Post Closing Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.28	Trademark Security Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(30)

10.29	First Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement dated as of December 28, 2008, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(31)

10.30	Letter agreement dated as of December 28, 2008, among the Company, Sport Chalet Value Services, LLC and Bank of America, N.A.	(32)

10.31	Second Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement dated as of January 29, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(33)

10.32	Third Amendment to Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 2, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(34)

10.33	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of May 4, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(35)

10.34*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(36)

10.35*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(37)

10.36*	Employment Agreement dated as of December 31, 2008, between the Company and Craig L. Levra.	(38)

10.37*	Employment Agreement dated as of December 31, 2008, between the Company and Howard K. Kaminsky.	(39)

10.38*	Employment Agreement dated as of December 31, 2008, between the Company and Dennis D. Trausch.	(40)

10.39*	Employment Agreement dated as of December 31, 2008, between the Company and Thomas H. Tennyson.	(41)

10.40*	Employment Agreement dated as of December 31, 2008, between the Company and Tim Anderson.	(42)

Exhibit Index
Number	Description

10.41*	Form of letter agreement dated as of March 31, 2006 re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(43)

14.1	Code of Conduct.	(44)

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2004 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(9)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(10)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(12)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(13)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Exhibit Index
Number	Description

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(18)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005.

(21)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(22)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2007.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 31, 2007.

(25)	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(26)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(27)	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(28)	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(29)	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(30)	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(31)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2009.

(32)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 16, 2009.

(33)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2009.

(34)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 2, 2009.

Exhibit Index
Number	Description

(35)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2009.

(36)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(37)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005.

(38)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(39)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(40)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(41)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(42)	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(43)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2006.

(44)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.