Form 10-Q
period 2010-06-27
SPORT CHALET INC
filed 2010-08-06
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sport Chalet Drive, La Cañada, CA 91011 (Address of principal executive offices) (Zip Code)

(818) 949-5300 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
           Large accelerated filer   [   ]                                   Accelerated filer   [   ]
           Non-accelerated filer   [   ]                                     Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [  ]   No [X]

At August 6, 2010, there were 12,413,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended
	June 27, 2010	June 28, 2009
	(in thousands, except share amounts)
Net sales	$79,687	$79,403
Cost of goods sold, buying and
occupancy costs	57,147	58,413
Gross profit	22,540	20,990

Selling, general and
administrative expenses	21,152	19,937
Depreciation and amortization	2,639	3,456
Loss from operations	(1,251)	(2,403)

Interest expense	692	581
Loss before taxes	(1,943)	(2,984)

Income tax (benefit) provision	-	-
Net loss	$(1,943)	$(2,984)

Loss per share:
Basic and diluted	$(0.14)	$(0.21)

Weighted average number of
common shares outstanding:
Basic and diluted	14,187	14,123

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	March 28,
	2010	2010
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$2,622	$2,906
Accounts receivable, net	2,923	2,403
Merchandise inventories	99,396	97,280
Prepaid expenses and other current assets	950	1,235
Income tax receivable	2	12
Total current assets	105,893	103,836

Fixed assets, net	32,457	34,873
Total assets	$138,350	$138,709

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,235	$24,998
Loan payable to bank	50,413	45,290
Salaries and wages payable	2,844	3,972
Other accrued expenses	13,421	15,909
Total current liabilities	91,913	90,169

Deferred rent	23,735	24,056
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,413,490 at
June 27, 2010 and 12,412,490 at March 28, 2010	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,775,821 at
June 27, 2010 and 1,770,821 at March 28, 2010	18	18
Additional paid-in capital	35,291	35,130
Accumulated deficit	(12,731)	(10,788)
Total stockholders’ equity	22,702	24,484
Total liabilities and stockholders’ equity	$138,350	$138,709

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	13 weeks ended
	June 27, 2010	June 28, 2009
	(in thousands)
Operating activities
Net loss	$(1,943)	$(2,984)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,639	3,456
Share-based compensation	149	91
Changes in operating assets and liabilities:
Accounts receivable	(520)	(1,290)
Merchandise inventories	(2,116)	(11,273)
Prepaid expenses and other current assets	285	972
Income tax receivable	10	1,001
Accounts payable	237	2,327
Salaries and wages payable	(1,128)	(1,431)
Other accrued expenses	(2,488)	(4,015)
Deferred rent	(321)	(387)
Net cash used in operating activities	(5,196)	(13,533)

Investing activities
Purchase of fixed assets	(223)	(208)
Net cash used in investing activities	(223)	(208)

Financing activities
Proceeds from bank borrowing	89,337	99,405
Repayments of bank borrowing	(84,214)	(88,756)
Checks drawn in excess of cash balances	-	3,092
Proceeds from exercise of stock options	12	-
Net cash provided by financing activities	5,135	13,741

(Decrease) increase in cash and cash equivalents	(284)	-
Cash and cash equivalents at beginning of period	2,906	290
Cash and cash equivalents at end of period	$2,622	$290

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$649	$598

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded in 1959, is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah.  The Company has 33 locations in Southern California, eight in Northern California, two in Central California, three in Nevada, eight in Arizona and one in Utah.  In addition, the Company has a Team Sales Division and an ECommerce store at sportchalet.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010. The condensed consolidated financial data at March 28, 2010 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2010.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.	Liquidity

Our stores are located among the geographic regions hardest hit by the downturn in the housing and credit markets and the increases in unemployment and bankruptcies.  Our sales are largely dependent on the level of consumer spending in the geographic regions surrounding our stores.  Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  The severe downturn in the macroeconomic environment caused comparable store sales to decline 4.5% in fiscal 2008, 12.4% in fiscal 2009, and 8.3% in fiscal 2010.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  As a result of these initiatives, we reduced markdowns $11.0 million, rent $3.7 million, labor $9.9 million, advertising $5.8 million, professional fees $3.3 million and other expenses $5.1 million during fiscal 2010 as compared to fiscal 2009, and reduced our net loss for fiscal 2010 to $8.3 million, or $0.59 per diluted share, compared to a net loss of $52.2 million or $3.70 per diluted share, for fiscal 2009.

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter.  Comparable store sales increased 5.7% in the fourth quarter of fiscal 2010, our first increase in comparable store sales after ten consecutive quarters of negative comparable store sales.  The first quarter of fiscal 2011 faced continued macroeconomic weakness and provided no catalyst for improved sales.   While the first quarter of fiscal 2011 had a slight comparable store sales decrease of 0.2%, the quarter maintained the stability attained in the fourth quarter of fiscal 2010 and is an improvement compared to the significant decreases in the first three quarters of fiscal 2010.  While the stability in comparable store sales reflects a positive change in trends, we remain focused on continued improvement through the following initiatives:

•	Continuing to improve the functionality and efficiency of sportchalet.com by leveraging our business partners’ significant knowledge in their areas of expertise.

•	Continuing to refine the way each store is merchandised to best fit to its individual store market area and customer base through information provided by our Action Pass customer relationship program.

•	Increasing utilization of our growing Action Pass membership to create ever more effective marketing vehicles.

•
Continuing to refine and expand our Team Sales Division by attracting new universities and leagues as customers, while focusing on continuously improving profitability through more efficient manufacturing and embellishment processes.

•	Recommitment to ensuring we have the best trained merchandise and specialty services experts throughout our Company.

•	Continuing toward the full utilization of our information systems to understand our business better and to improve efficiency in both inventory and overall operating costs.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with the exit or diminished capacity of many key specialty competitors in our marketplace, will position us for better results in the future as the economy improves.

3.	Income Taxes

We evaluate whether a valuation allowance should be established against our net deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Significant weight is given to evidence that can be objectively verified.  The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in the near future.  In conducting our analysis, we utilize a consistent approach which considers our current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature or incurred to improve future profitability.  In addition, we review changes in near-term market conditions and any other factors arising during the period which may impact our future operating results.

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of June 27, 2010, our net deferred tax assets and related valuation allowance totaled $22.7 million.  The Company has federal and state net operating loss carryforwards of approximately $15.4 million and $41.1 million, respectively, which can be carried forward for a period of 20 years.

We determined there is no liability related to uncertain tax positions.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax years after fiscal 2008 remain open to examination, and fiscal 2009 is currently under audit, by the Internal Revenue Service.  The tax years after fiscal 2006 remain open to examination by state tax authorities.

4.	Loss per Share

Basic loss per share is computed based on the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.  A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are set forth below:

	13 weeks ended
	June 27, 2010	June 28, 2009
	(in thousands, except share amounts)
Net loss	$(1,943)	$(2,984)

Weighted average number of common shares	14,187	14,123

Basic and diluted loss per share	$(0.14)	$(0.21)

An aggregate of 1,777,284 and 1,620,155 options for the 13 weeks ended June 27, 2010 and June 28, 2009, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

5.	Loan Payable to Bank

Under our bank credit facility with Bank of America, N.A. (the “Lender”), up to $45.0 million will be available to the Company, increasing to $70.0 million from September 1st of each year through December 31st of each year.  An additional $10.0 million available to the Company through a special advance facility is being reduced by $2.5 million on the first day of each month, commencing on July 1, 2010.  The special advance facility will terminate on October 1, 2010.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  On June 27, 2010, there was $3.0 million in availability under this facility.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at June 27, 2010) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.

6.	Share-based Compensation

Total share-based compensation expense and the related income tax benefit recognized for the 13 weeks ended June 27, 2010 and June 28, 2009:

	13 weeks ended
	June 27, 2010	June 28, 2009
	(in thousands)
Compensation expense	$239	$91
Income tax benefit	$-	$-

For the 13 weeks ended June 27, 2010 and June 28, 2009, the following weighted average assumptions were used to estimate the fair value for stock options granted in that period:

	13 weeks ended
	June 27, 2010	June 28, 2009
Risk-free interest rate	2.4%	2.1%
Expected volatility	83.7%	80.9%
Expected dividend yield	0%	0%
Expected life in years	10.0	7.5

The following table sets forth information concerning stock option activity for the 13 weeks ended June 28, 2010:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000's)
Outstanding as of March 28, 2010	1,910,936	$2.91
Granted	12,500	2.66
Exercised	(96,000)	2.36
Forfeited or expired	(50,152)	3.67
Outstanding as of June 27, 2010	1,777,284	$2.91	7.3	$274,394

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $2.10 and $2.70 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended June 27, 2010.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of June 27, 2010, we had 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah.  These stores average approximately 41,000 square feet in size. In addition, we have a Team Sales Division and an ECommerce store at sportchalet.com.

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

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California and to Nevada, Arizona and Utah, as well as ECommerce.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  We opened seven new stores in fiscal 2008, 11 new stores in the last three years and 20 in the last five years.  In fiscal 2009, we opened four new stores, relocated one existing store and re-launched our website.  We did not open any new stores or relocate any existing stores in fiscal 2010 and currently do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible.  In addition, we are focused on our ECommerce store as our best method of establishing a national footprint.

Recent History

Our stores are located among the geographic regions hardest hit by the downturn in the housing and credit markets and the increases in unemployment and bankruptcies.  Our sales are largely dependent on the level of consumer spending in the geographic regions surrounding our stores.  Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  The severe downturn in the macroeconomic environment caused comparable store sales to decline 4.5% in fiscal 2008, 12.4% in fiscal 2009, and 8.3% in fiscal 2010.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  As a result of these initiatives, we reduced markdowns $11.0 million, rent $3.7 million, labor $9.9 million, advertising $5.8 million, professional fees $3.3 million and other expenses $5.1 million during fiscal 2010 as compared to fiscal 2009, and reduced our net loss for fiscal 2010 to $8.3 million, or $0.59 per diluted share, compared to a net loss of $52.2 million or $3.70 per diluted share, for fiscal 2009.

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter.  Comparable store sales increased 5.7% in the fourth quarter of fiscal 2010, our first increase in comparable store sales after ten consecutive quarters of negative comparable store sales.  The first quarter of fiscal 2011 faced continued macroeconomic weakness and provided no catalyst for improved sales.   While the first quarter of fiscal 2011 had a slight comparable store sales decrease of 0.2%, the quarter maintained the stability attained in the fourth quarter of fiscal 2010 and is an improvement compared to the significant decreases in the first three quarters of fiscal 2010.  While the stability in comparable store sales reflects a positive change in trends, we remain focused on continued improvement through the following initiatives:

•	Continuing to improve the functionality and efficiency of sportchalet.com by leveraging our business partners’ significant knowledge in their areas of expertise.

•	Continuing to refine the way each store is merchandised to best fit to its individual store market area and customer base through information provided by our Action Pass customer relationship program.

•	Increasing utilization of our growing Action Pass membership to create ever more effective marketing vehicles.

•
Continuing to refine and expand our Team Sales Division by attracting new universities and leagues as customers, while focusing on continuously improving profitability through more efficient manufacturing and embellishment processes.

•	Recommitment to ensuring we have the best trained merchandise and specialty services experts throughout our Company.

•	Continuing toward the full utilization of our information systems to understand our business better and to improve efficiency in both inventory and overall operating costs.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives, combined with the exit or diminished capacity of many key specialty competitors in our marketplace, will position us for better results in the future as the economy improves.

Results of Operations

13 Weeks Ended June 27, 2010 Compared to June 28, 2009

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended June 27, 2010 compared to the 13 weeks ended June 28, 2009 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	June 27, 2010		June 28, 2009		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$79,687	100.0%	$79,403	100.0%	$284	0.4%
Gross profit	22,540	28.3%	20,990	26.4%	1,550	7.4%
Selling, general and
administrative expenses	21,152	26.5%	19,937	25.1%	1,215	6.1%
Depreciation and amortization	2,639	3.3%	3,456	4.4%	(817)	(23.6%)
Loss from operations	(1,251)	(1.6%)	(2,403)	(3.0%)	1,152	(47.9%)
Interest expense	692	0.9%	581	0.7%	111	19.1%
Loss before taxes	(1,943)	(2.4%)	(2,984)	(3.8%)	1,041	(34.9%)
Income tax (benefit) provision	-	0.0%	-	0.0%	-	*
Net loss	(1,943)	(2.4%)	(2,984)	(3.8%)	1,041	(34.9%)

Loss per share:
Basic and diluted	$(0.14)		$(0.21)		$0.07	(35.2%)

*Percentage change not meaningful.

Sales increased $0.3 million, or 0.4%, to $79.7 million for the 13 weeks ended June 27, 2010 from $79.4 million for the 13 weeks ended June 28, 2009.  Comparable store sales, which include ECommerce, decreased 0.2%, due to a decrease in the stores partially offset by a 395% increase in ECommerce.  Our Team Sales Division improved 6.3% over the same period last year.  Continuing macroeconomic weakness in our markets provided no catalyst for improved sales.

Gross profit increased $1.6 million, or 7.4%, and as a percent of sales increased 190 basis points to 28.3% from 26.4%, primarily as a result of a $0.8 million reduction in rent expense from successful landlord negotiations as well as improved merchandise margins from better inventory management.

Selling, general and administrative expenses increased $1.2 million, or 6.1%, and as a percent of sales increased 140 basis points to 26.5% from 25.1%, primarily from increases of $0.4 million in workers compensation reserves for two new unusually large claims, $0.3 million in labor primarily from incentives and commissions, $0.2 million in payroll taxes related to unemployment benefits and $0.2 million in advertising.

Depreciation expense decreased $0.8 million, or 23.6%, as a result of the non-cash impairment charge of $10.9 million and $10.7 million recorded in fiscal 2010 and in fiscal 2009, respectively, and the historically low level of capital expenditures in fiscal 2010 and to date in fiscal 2011.

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

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant uses of operating cash for the 13 weeks ended June 27, 2010 and June 28, 2009:

	13 weeks ended
	June 27, 2010	June 28, 2009
	(in thousands)
Net loss	$(1,943)	$(2,984)
Depreciation and amortization	2,639	3,456
Merchandise inventories	(2,116)	(11,273)
Accounts payable	237	2,327
Other accrued expenses	(2,488)	(4,015)
Other	(1,525)	(1,044)
Net cash used in operating activities	$(5,196)	$(13,533)

Inventory increased $2.1 million in the 13 weeks ended June 27, 2010 as compared to $11.3 million in the 13 weeks ended June 28, 2009 due to a higher than planned inventory level at the end of fiscal 2010 which was due to improved vendor fulfillment against our purchase orders.  Our average inventory per store remained flat at $1.8 million for the 13 weeks ended June 27, 2010 and June 28, 2009.  The inventory level at June 27, 2010 is higher than planned and we are focused on reducing the levels as we progress through fiscal 2011.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or remodels.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of June 27, 2010 is $50.4 million compared to $45.3 million at the end of fiscal 2010.  The increase is primarily the result of higher than planned inventory at the end of fiscal 2010 which we are working on reducing during fiscal 2011.

Under our bank credit facility with Bank of America, N.A. (the “Lender”), up to $45.0 million will be available to the Company, increasing to $70.0 million from September 1st of each year through December 31st of each year.  An additional $10.0 million available to the Company through a special advance facility is being reduced by $2.5 million on the first day of each month, commencing on July 1, 2010.  The special advance facility will terminate on October 1, 2010.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility is limited to a percentage of the value of eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  On June 27, 2010, there was $3.0 million in availability under this facility.  Interest accrues at the Lender’s prime rate plus 2.0% (5.25% at June 27, 2010) or at our option we can fix the rate for a period of time at LIBOR plus 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. This credit facility expires in June 2012.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.

EBITDA is defined in our bank credit facility as (loss) income before provision (benefit) for income taxes, interest expense, depreciation and amortization, and certain non-cash charges.  EBITDA is a liquidity measure that is one of the key measures used in calculating compliance with covenants in our credit facility.  Non-compliance with financial covenants could result in a default under our credit agreement and restrict our ability to finance operations or capital needs.  The covenant requires us to exceed the Lender’s minimum EBITDA requirement of $5.35 million EBITDA profit based on the trailing 12 months.   We can satisfy our monthly EBITDA requirement through a number of different combinations of any of the following components: net sales, gross margins, and operating expenses.  A deterioration of any component(s) can be offset by an improvement of any other component(s) and vice versa.  The relationships between the components as they actualize will determine whether the minimum EBITDA requirement is met.  The following table reconciles EBITDA, as defined in our bank credit facility, to net loss as presented in our consolidated statements of operations for the trailing 12 months.

	52 weeks ended
	June 27, 2010	June 28, 2009
	(in thousands)
Net loss	$(7,233)	$(50,705)
Income tax (benefit) provision	(9,139)	8,826
Interest expense	2,873	2,119
Depreciation and amortization	11,827	14,088
Share-based compensation	678	373
Non-cash impairment charge	10,935	10,730
EBITDA	$9,941	$(14,569)

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles.

The following table summarizes such obligations as of June 27, 2010:

	Payment due by period
		Less than			More than
	Total	1 year	2-3 year	4-5 year	5 years
Contractual obligations	(in thousands)
Operating leases (a)	$195,319	$30,849	$61,088	$45,970	$57,412
Employment contracts	636	170	339	127	-
Total contractual obligations	$195,955	$31,019	$61,427	$46,097	$57,412

(a) Amounts include the direct lease obligations.  Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and, therefore, are not included.  The amount of the excluded expenses are: $11.5 million and $10.5 million for fiscal years 2010 and 2009, respectively.  Operating lease obligations reflect savings from lease modifications, assume "kick-out clauses" (as defined below) will be excercised and do not reflect potential renewals or replacements of expiring leases.

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

In our efforts to reduce operating expenses and improve liquidity, we reviewed our store leases and obtained rent reductions and lease modifications from our landlords.  These negotiations included renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded. We currently do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze, evaluate and execute against a real estate portfolio to maximize our capital in the most efficient means possible.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.6 million relating to workers’ compensation insurance were outstanding as of June 27, 2010 and expire within one year.

No cash dividends have been declared or paid on Class A Common Stock and Class B Common Stock as we intend to retain earnings, if any, for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements we are required to make estimates and judgments which affect the results of our operations and the reported value of assets and liabilities.  Actual results may differ from these estimates.  As discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets and estimation of net deferred income tax asset valuation allowance to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

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

For a more detailed discussion of these factors, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

•	We have a history of losses which could continue in the future.

•	The limited availability under our revolving credit facility may result in insufficient working capital.

•	The covenants in our revolving credit facility may limit future borrowings to fund our operations.

•	If our vendors do not provide sufficient quantities of products, our net sales and profitability could suffer.

•
If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name products, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

•	A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

•	No assurance can be given that we will be successful in reducing operating expenses and controlling costs in an amount sufficient to return to profitability.

•	We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

•	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

•	Our future operations may be dependent on the availability of additional financing.

•	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

•	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

•	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

•	As a result of the current economic downturn, we have delayed opening new stores. Continued growth is uncertain and subject to numerous risks.

•	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

•	Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer.

•	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

•	Declines in the effectiveness of marketing could cause our operating results to suffer.

•	Problems with our information systems could disrupt our operations and negatively impact our financial results.

•	We are controlled by our Founder and management, whose interests may differ from other stockholders.

•	The price of our Class A Common Stock and Class B Common Stock may be volatile.

•	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

•	We may be subject to periodic litigation that may adversely affect our business and financial performance.

•	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

•	Terrorist attacks or acts of war may harm our business.

•	We rely on one distribution center and any disruption could reduce our sales.

•	We may pursue strategic acquisitions, which could have an adverse impact on our business.

•	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

•	A regional or global health pandemic could severely affect our business.

•	Global warming could cause erosion of both our Winter and Summer seasonal businesses over a long-term basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility, which bears interest at floating rates. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, have evaluated the Company’s disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, these controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 28, 2010 (the “Annual Report”).  Our short- and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results,” as well as the risk factors set forth in the Annual Report.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	[Removed and Reserved].

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibits:

3.1	Certificate of Incorporation restated as of November 4, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended September 27, 2009)

3.2	Bylaws of Sport Chalet, Inc. amended as of September 15, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 27, 2009)

4.1	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: August 6, 2010	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)