Form 10-Q
period 2010-09-26
SPORT CHALET INC
filed 2010-11-10
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

At November 9, 2010, there were 12,413,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		26 weeks ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(in thousands, except per share amounts)
Net sales	$88,763	$88,811	$168,450	$168,214
Cost of goods sold, buying and
occupancy costs	63,755	63,980	120,902	122,393
Gross profit	25,008	24,831	47,548	45,821

Selling, general and
administrative expenses	22,328	22,066	43,480	42,003
Depreciation and amortization	2,549	3,274	5,188	6,730
Income (loss) from operations	131	(509)	(1,120)	(2,912)

Interest expense	649	703	1,341	1,284
Net loss	$(518)	$(1,212)	$(2,461)	$(4,196)

Loss per share:
Basic and diluted	$(0.04)	$(0.09)	$(0.17)	$(0.30)

Weighted average number of
common shares outstanding:
Basic and diluted	14,189	14,123	14,188	14,123

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	March 28,
	2010	2010
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$1,929	$2,906
Accounts receivable, net	4,549	2,403
Merchandise inventories	93,708	97,280
Prepaid expenses and other current assets	1,437	1,235
Income tax receivable	3	12
Total current assets	101,626	103,836

Fixed assets, net	29,989	34,873
Total assets	$131,615	$138,709

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,071	$24,998
Loan payable to bank	40,548	45,290
Salaries and wages payable	4,078	3,972
Other accrued expenses	13,608	15,909
Total current liabilities	85,305	90,169

Deferred rent	23,839	24,056
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,413,490 at
September 26, 2010 and 12,412,490 at March 28, 2010	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,775,821 at
September 26, 2010 and 1,770,821 at March 28, 2010	18	18
Additional paid-in capital	35,578	35,130
Accumulated deficit	(13,249)	(10,788)
Total stockholders’ equity	22,471	24,484
Total liabilities and stockholders’ equity	$131,615	$138,709

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	26 weeks ended
	September 26, 2010	September 27, 2009
	(in thousands)
Operating activities
Net loss	$(2,461)	$(4,196)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,189	6,730
Share-based compensation	436	194
Changes in operating assets and liabilities:
Accounts receivable	(2,146)	(2,814)
Merchandise inventories	3,572	(5,539)
Prepaid expenses and other current assets	(202)	985
Income tax receivable	9	1,001
Accounts payable	2,073	(1,377)
Salaries and wages payable	106	19
Other accrued expenses	(2,301)	(4,143)
Deferred rent	(217)	(274)
Net cash provided by (used in) operating activities	4,058	(9,414)

Investing activities
Purchase of fixed assets	(305)	(361)
Net cash used in investing activities	(305)	(361)

Financing activities
Proceeds from bank borrowing	173,748	188,794
Repayments of bank borrowing	(178,490)	(178,810)
Proceeds from exercise of stock options	12	-
Net cash (used in) provided by financing activities	(4,730)	9,984

(Decrease) increase in cash and cash equivalents	(977)	209
Cash and cash equivalents at beginning of period	2,906	290
Cash and cash equivalents at end of period	$1,929	$499

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,272	$1,291

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

2.           Liquidity

Our stores are located among the geographic regions hardest hit by the downturn in the housing and credit markets and the increases in unemployment, foreclosures and bankruptcies.  Our sales are significantly influenced by the level of consumer spending in the geographic regions surrounding our stores.  Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  The severe downturn in the macroeconomic environment caused comparable store sales to decline for the past three fiscal years.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  As a result of these initiatives, we reduced our net loss for fiscal 2010 to $8.3 million, or $0.59 per diluted share, compared to a net loss of $52.2 million, or $3.70 per diluted share, for fiscal 2009.

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter.  While the first and second quarter of fiscal 2011 had comparable store sales decreases of 0.9% and 1.9%, respectively, both quarters maintained the stability attained in the fourth quarter of fiscal 2010 and are improvements compared to the significant decreases in the first three quarters of fiscal 2010.  While the relative stability in comparable store sales reflects a positive change in trends, we remain focused on continued improvement through our operating and strategic initiatives.

Despite an extremely tight credit market, we entered into an expanded credit facility in October 2010 that allows us to borrow on more favorable terms and conditions.  The credit facility has increased availability and reduced interest rates, which is expected to reduce interest expense by approximately $0.8 million on an annualized basis, based on current borrowing forecasts.  The increased availability under the credit facility provides us with the financial flexibility to pursue the next phase of our strategic plan and enhances our vendor relationships to source the best technical performance and lifestyle merchandise.

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of September 26, 2010, our net deferred tax assets and related valuation allowance totaled $22.9 million.  The Company has federal and state net operating loss carryforwards of approximately $18.4 million and $44.1 million, respectively, which can be carried forward for a period of 20 years.

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

4.           Loss per Share

Basic loss per share is computed based on the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.  A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are set forth below:

	13 weeks ended		26 weeks ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(in thousands, except per share amounts)
Net loss	$(518)	$(1,212)	$(2,461)	$(4,196)

Weighted average number of common shares	14,189	14,123	14,188	14,123

Basic and diluted loss per share	$(0.04)	$(0.09)	$(0.17)	$(0.30)

An aggregate of 1,805,659 and 1,785,027 options for the 13 and 26 weeks ended September 26, 2010 and September 27, 2009, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

5.           Loan Payable to Bank

In October 2010, we entered into an amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which provides for advances up to $65.0 million, previously $45.0 million ($55.0 million including a $10.0 million special advance facility that terminated on October 1, 2010), from January 1st of each year through August 31st of each year.  The seasonal revolver remains unchanged at $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The increase in the amount we can borrow under this credit facility (the “Line Amount”) is based on the following changes: (i) the increase in the inventory advance rate to 70% from 68%, (ii) additional availability based on accounts receivables and Team Sales Division inventory, and (iii) the elimination or reduction of certain reserves.  The Line Amount is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.    A significant decrease in accounts receivable and eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at September 26, 2010), previously 2.0%, or at our option we can fix the rate for a period of time at LIBOR plus 2.75%, previously 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility’s expiration has been extended to October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  Under the new credit facility, the $5.35 million minimum EBITDA has been revised to increase by $0.5 million in December and June of each year beginning in 2011, until 2014 when it reaches $9.35 million; but, the revised covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of September 26, 2010, we had 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah.  These stores average approximately 41,000 square feet in size. In addition, we have a Team Sales Division and an ECommerce store at sportchalet.com.

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

Our growth had historically focused on Southern California; but since 2001 we have expanded our scope to all of California and to Nevada, Arizona and Utah, as well as ECommerce.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  We opened seven new stores in fiscal 2008, 11 new stores in the last three fiscal years and 20 in the last five fiscal years.  In fiscal 2009, we opened four new stores, relocated one existing store and re-launched our website.  We did not open any new stores or relocate any existing stores in fiscal 2010 and do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible and to better align our business with the challenging economic environment.

Recent History

Our stores are located among the geographic regions hardest hit by the downturn in the housing and credit markets and the increases in unemployment, foreclosures and bankruptcies.  Our sales are significantly influenced by the level of consumer spending in the geographic regions surrounding our stores.  Our comparable store sales growth had been positive for the four fiscal years prior to fiscal 2008.  The severe downturn in the macroeconomic environment caused comparable store sales to decline for the past three fiscal years.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  As a result of these initiatives, we reduced our net loss for fiscal 2010 to $8.3 million, or $0.59 per diluted share, compared to a net loss of $52.2 million, or $3.70 per diluted share, for fiscal 2009.

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter.  While the first and second quarter of fiscal 2011 had comparable store sales decreases of 0.9% and 1.9%, respectively, both quarters maintained the stability attained in the fourth quarter of fiscal 2010 and are improvements compared to the significant decreases in the first three quarters of fiscal 2010.  While the relative stability in comparable store sales reflects a positive change in trends, we remain focused on continued improvement through the following operating and strategic initiatives:

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

•	Striving to have the best trained experts in merchandise and specialty services throughout our Company.

•	Fully utilizing our information systems to understand our business better and to improve efficiency in both inventory and overall operating costs.

•	Refining our store strategy.

In refining our store strategy, we did not open any new stores or relocate any existing stores in fiscal 2010 and do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible and to better align our business with the challenging economic environment.  As the next phase of our strategic plan, we have engaged a provider of market optimization analytics for the retail industry, to assist in evaluating each of our store locations, identifying underperforming stores and replacing these locations with better sites in new and existing markets as real estate opportunities arise.  We currently plan to close one existing store in February 2011 to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.  In addition, we are focused on our ECommerce store as the beginning of establishing a national footprint.

Despite an extremely tight credit market, we entered into an expanded credit facility in October 2010 that allows us to borrow on more favorable terms and conditions.  The credit facility has increased availability and reduced interest rates, which is expected to reduce interest expense by approximately $0.8 million on an annualized basis, based on current borrowing forecasts.  The increased availability under the credit facility provides us with the financial flexibility to pursue this next phase of our strategic plan and enhances our vendor relationships to source the best technical performance and lifestyle merchandise.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives will position us for better results in the future as the economy improves.

Results of Operations

13 Weeks Ended September 26, 2010 Compared to September 27, 2009

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended September 26, 2010 compared to the 13 weeks ended September 27, 2009 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	September 26, 2010		September 27, 2009		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$88,763	100.0%	$88,811	100.0%	$(48)	(0.1%)
Gross profit	25,008	28.2%	24,831	28.0%	177	0.7%
Selling, general and
administrative expenses	22,328	25.2%	22,066	24.8%	262	1.2%
Depreciation and amortization	2,549	2.9%	3,274	3.7%	(725)	(22.1%)
Income (loss) from operations	131	0.1%	(509)	(0.6%)	640	(125.7%)
Interest expense	649	0.7%	703	0.8%	(54)	(7.7%)
Net loss	(518)	(0.6%)	(1,212)	(1.4%)	694	(57.3%)

Loss per share:
Basic and diluted	$(0.04)		$(0.09)		$0.05	(55.6%)

Sales decreased $0.1 million, or 0.1%, to $88.8 million for the 13 weeks ended September 26, 2010 from $88.8 million for the 13 weeks ended September 27, 2009.  The decrease was primarily due to a 1.9% comparable store sales decrease, partially offset by improvements in the ECommerce and Team Sales Divisions of 192% and 14.0%, respectively, over the same period last year.  Continued macroeconomic weakness in our markets provided no catalyst for a sales increase despite our promotional events and initiatives to improve sales.

Gross profit increased $0.2 million, or 0.7%, and as a percent of sales increased 20 basis points to 28.2% from 28.0%, primarily as a result of a $1.5 million reduction in rent expense from successful landlord negotiations partially offset by an increase in markdowns from promotional activity.

Selling, general and administrative expenses increased $0.3 million, or 1.2%, and as a percent of sales increased 40 basis points to 25.2% from 24.8%, primarily from an increase in labor for store payroll and training to support our initiative on having the best trained merchandise and specialty services experts.

Depreciation expense decreased $0.7 million, or 22.1%, as a result of the non-cash impairment charge of $10.9 million and $10.7 million recorded in fiscal 2010 and in fiscal 2009, respectively, and the historically low level of capital expenditures in fiscal 2010 and to date in fiscal 2011 with no new store openings or remodels.

26 Weeks Ended September 26, 2010 Compared to September 27, 2009

The following table sets forth statements of operations data and relative percentages of net sales for the 26 weeks ended September 26, 2010 compared to the 26 weeks ended September 27, 2009 (dollar amounts in thousands, except per share amounts):

	26 weeks ended
	September 26, 2010		September 27, 2009		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$168,450	100.0%	$168,214	100.0%	$236	0.1%
Gross profit	47,548	28.2%	45,821	27.2%	1,727	3.8%
Selling, general and
administrative expenses	43,480	25.8%	42,003	25.0%	1,477	3.5%
Depreciation and amortization	5,188	3.1%	6,730	4.0%	(1,542)	(22.9%)
Loss from operations	(1,120)	(0.7%)	(2,912)	(1.7%)	1,792	(61.5%)
Interest expense	1,341	0.8%	1,284	0.8%	57	4.4%
Net loss	(2,461)	(1.5%)	(4,196)	(2.5%)	1,735	(41.3%)

Loss per share:
Basic and diluted	$(0.17)		$(0.30)		$0.13	(43.3%)

Sales increased $0.2 million, or 0.1%, to $168.5 million for the 26 weeks ended September 26, 2010 from $168.2 million for the 26 weeks ended September 27, 2009.  The increase was primarily due to improvements in the ECommerce and Team Sales Divisions of 254% and 10.8%, respectively, partially offset by a 1.5% comparable store sales decrease over the same period last year.  Continued macroeconomic weakness in our markets provided no catalyst for a sales increase despite our promotional events and initiatives to improve sales.

Gross profit increased $1.7 million, or 3.8%, and as a percent of sales increased 100 basis points to 28.2% from 27.2%, primarily as a result of a $2.3 million reduction in rent expense from successful landlord negotiations partially offset by a $0.7 million increase in markdowns from promotional activity.

Selling, general and administrative expenses increased $1.5 million, or 3.5%, and as a percent of sales increased 80 basis points to 25.8% from 25.0%, primarily from an increase in labor for payroll and training to support our initiative on having the best trained merchandise and specialty services experts.

Depreciation expense decreased $1.5 million, or 22.9%, as a result of the non-cash impairment charge of $10.9 million and $10.7 million recorded in fiscal 2010 and in fiscal 2009, respectively, and the historically low level of capital expenditures in fiscal 2010 and to date in fiscal 2011 with no new store openings or remodels.

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment and store operations.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  We believe that these sources will be sufficient to fund currently anticipated cash requirements for the foreseeable future.

We do not anticipate opening new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible and to better align our business with the challenging economic environment.  As the next phase of our strategic plan, we have engaged a provider of market optimization analytics for the retail industry, to assist in evaluating each of our store locations, identifying underperforming stores and replacing these locations with better sites in new and existing markets as real estate opportunities arise.  We currently plan to close one existing store in February 2011 to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.  Despite an extremely tight credit market, we entered into an expanded credit facility in October 2010 that allows us to borrow on more favorable terms and conditions.  The credit facility has increased availability and reduced interest rates, which is expected to reduce interest expense by approximately $0.8 million on an annualized basis, based on current borrowing forecasts.  The increased availability under the credit facility provides us with the financial flexibility to pursue this next phase of our strategic plan and enhances our vendor relationships to source the best technical performance and lifestyle merchandise.

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The anticipated existing store closure mentioned above is expected to generate approximately $2.6 million in total savings from rent reductions and landlord payments by the time the store is closed. The following table shows the more significant uses of operating cash for the 26 weeks ended September 26, 2010 and September 27, 2009:

	26 weeks ended
	September 26, 2010	September 27, 2009
	(in thousands)
Net loss	$(2,461)	$(4,196)
Depreciation and amortization	5,189	6,730
Merchandise inventories	3,572	(5,539)
Accounts payable	2,073	(1,377)
Accounts receivable	(2,146)	(2,814)
Other accrued expenses	(2,301)	(4,143)
Other	132	1,925
Net cash provided by (used in) operating activities	$4,058	$(9,414)

Inventory decreased $3.6 million in the 26 weeks ended September 26, 2010 as compared to an increase of $5.5 million in the 26 weeks ended September 27, 2009 as we reduced the higher than planned inventory levels at the end of fiscal 2010.  Our average inventory per store remained flat at $1.7 million as of September 26, 2010 and September 27, 2009.  We remain focused on continuing to improve inventory productivity.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or remodels.   We currently plan to close one existing store in February 2011 to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.  We have implemented new micro-merchandising strategies to more accurately reflect each store’s customer demographics.  To help refine our store strategy, we have engaged a provider of market optimization analytics for the retail industry, to assist in evaluating each of our store locations, identifying underperforming stores and replacing these locations with better sites in new and existing markets as real estate opportunities arise.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of September 26, 2010 is $40.5 million compared to $45.3 million at the end of fiscal 2010.  The decrease is primarily the result of reducing the higher than planned inventory at the end of fiscal 2010.

In October 2010, we entered into an amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which provides for advances up to $65.0 million, previously $45.0 million ($55.0 million including a $10.0 million special advance facility that terminated on October 1, 2010), from January 1st of each year through August 31st of each year.  The seasonal revolver remains unchanged at $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The increase in the amount we can borrow under this credit facility (the “Line Amount”) is based on the following changes: (i) the increase in the inventory advance rate to 70% from 68%, (ii) additional availability based on accounts receivables and Team Sales Division inventory, and (iii) the elimination or reduction of certain reserves.  The Line Amount is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.    A significant decrease in accounts receivable and eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at September 26, 2010), previously 2.0%, or at our option we can fix the rate for a period of time at LIBOR plus 2.75%, previously 4.5%, which is expected to reduce interest expense by approximately $0.8 million on an annualized basis, based on current borrowing forecasts.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility’s expiration has been extended to October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  Under the new credit facility, the $5.35 million minimum EBITDA has been revised to increase by $0.5 million in December and June of each year beginning in 2011, until 2014 when it reaches $9.35 million; but, the revised covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  On October 18, 2010, we had $16 million in availability, $10 million above the availability requirement of $6 million and we expect availability to continue to satisfy the financial covenant.

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

	52 weeks ended
	September 26, 2010	September 27, 2009
	(in thousands)
Net loss	$(6,539)	$(47,696)
Income tax (benefit) provision	(9,139)	11,593
Interest expense	2,819	2,400
Depreciation and amortization	11,102	13,706
Share-based compensation	862	359
Non-cash impairment charge	10,935	10,730
EBITDA	$10,040	$(8,908)

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles.

The following table summarizes such obligations as of September 26, 2010:

	Payment due by period
		Less than			More than
	Total	1 year	2-3 year	4-5 year	5 years
Contractual obligations	(in thousands)
Operating leases (a)	$183,593	$30,426	$58,512	$41,710	$52,945
Employment contracts	594	170	339	85	-
Total contractual obligations	$184,187	$30,596	$58,851	$41,795	$52,945

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.6 million relating to workers’ compensation insurance were outstanding as of September 26, 2010 and expire within one year.

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

10.1
Second Amended and Restated Loan and Security Agreement dated as of October 18, 2010, among the Company, Sport Chalet Value Services LLC (“SCVS”), Sport Chalet Team Sales, Inc. (“Team Sales”, and together with the Company and SCVS, the “Obligated Parties” and each individually, an “Obligated Party”), the financial institutions party to the Agreement from time to time as lenders (collectively, “Lenders”), and Bank of America, N.A., a national banking association, as agent for the Lenders (“Agent”).

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

SPORT CHALET, INC.

DATE: November 10, 2010	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)