Form 10-Q
period 2010-12-26
SPORT CHALET INC
filed 2011-02-03
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-20736

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
Yes ☐     No ☐

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
Yes ☐     No ☒

At February 1, 2011, there were 12,413,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		39 weeks ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands, except per share amounts)
Net sales	$95,828	$95,258	$264,278	$263,472
Cost of goods sold, buying and occupancy costs	69,464	71,240	190,366	193,633
Gross profit	26,364	24,018	73,912	69,839

Selling, general and administrative expenses	24,226	21,988	67,706	63,991
Impairment charge	-	10,935	-	10,935
Depreciation and amortization	2,456	3,192	7,644	9,922
Loss from operations	(318)	(12,097)	(1,438)	(15,009)

Interest expense	543	821	1,884	2,105
Loss before taxes	(861)	(12,918)	(3,322)	(17,114)

Income tax benefit	-	(9,118)	-	(9,118)
Net loss	$(861)	$(3,800)	$(3,322)	$(7,996)

Loss per share:
Basic and diluted	$(0.06)	$(0.27)	$(0.23)	$(0.57)

Weighted average number of common shares outstanding:
Basic and diluted	14,189	14,123	14,188	14,123

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26,	March 28,
	2010	2010
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$13,644	$2,906
Accounts receivable, net	3,987	2,403
Merchandise inventories	108,074	97,280
Prepaid expenses and other current assets	1,292	1,235
Income tax receivable	3	12
Total current assets	127,000	103,836

Fixed assets, net	29,086	34,873
Total assets	$156,086	$138,709

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$45,495	$24,998
Loan payable to bank	41,893	45,290
Salaries and wages payable	3,346	3,972
Other accrued expenses	19,906	15,909
Total current liabilities	110,640	90,169

Deferred rent	23,575	24,056
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 46,000,000
Issued and outstanding shares – 12,413,490 at December 26, 2010 and 12,412,490 at March 28, 2010	124	124
Class B Common Stock, $.01 par value:
Authorized shares - 2,000,000
Issued and outstanding shares – 1,775,821 at December 26, 2010 and 1,770,821 at March 28, 2010	18	18
Additional paid-in capital	35,839	35,130
Accumulated deficit	(14,110)	(10,788)
Total stockholders’ equity	21,871	24,484
Total liabilities and stockholders’ equity	$156,086	$138,709

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	39 weeks ended
	December 26, 2010	December 27, 2009
	(in thousands)
Operating activities
Net loss	$(3,322)	$(7,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,645	9,922
Impairment charge	-	10,935
Share-based compensation	697	326
Changes in operating assets and liabilities:
Accounts receivable	(1,584)	(2,622)
Merchandise inventories	(10,794)	(17,462)
Prepaid expenses and other current assets	(57)	1,143
Income tax receivable	9	(8,116)
Accounts payable	20,497	8,062
Salaries and wages payable	(626)	(944)
Other accrued expenses	3,355	(307)
Deferred rent	(481)	(474)
Net cash provided by (used in) operating activities	15,339	(7,533)

Investing activities
Purchase of fixed assets	(1,216)	(623)
Net cash used in investing activities	(1,216)	(623)

Financing activities
Proceeds from bank borrowing	269,628	287,276
Repayments of bank borrowing	(273,025)	(270,254)
Proceeds from exercise of stock options	12	-
Net cash (used in) provided by financing activities	(3,385)	17,022

Increase in cash and cash equivalents	10,738	8,866
Cash and cash equivalents at beginning of period	2,906	290
Cash and cash equivalents at end of period	$13,644	$9,156

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,771	$1,820

Supplemental Disclosure of non-cash investing and financing activities
Property and equipment acquired under capital leases	$642	$-

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

2.             Income Taxes

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 expanded the net operating loss (“NOL”) carryback period from two to five years, allowing us to carryback the fiscal 2009 loss.  As a result, we recorded a tax benefit of $9.1 million related to the portion of the 2009 NOL that was previously not carried back, reduced the associated valuation allowance and increased our tax receivable. We filed our carryback tax return in November 2009 and received our federal refund in January 2010.

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of December 26, 2010, our net deferred tax assets and related valuation allowance totaled $23.3 million.  The Company has federal and state net operating loss carryforwards of approximately $17.9 million and $44.2 million, respectively, which can be carried forward for a period of 20 years.

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

3.             Loss per Share

Basic loss per share is computed based on the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period.  A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are set forth below:

	13 weeks ended		39 weeks ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands, except per share amounts)
Net loss	$(861)	$(3,800)	$(3,322)	$(7,996)

Weighted average number of common shares	14,189	14,123	14,188	14,123

Basic and diluted loss per share	$(0.06)	$(0.27)	$(0.23)	$(0.57)

An aggregate of 1,722,183 and 1,373,106 options for the 13 and 39 weeks ended December 26, 2010 and December 27, 2009, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4.             Loan Payable to Bank

In October 2010, we entered into an amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which provides for advances up to $65.0 million, previously $45.0 million ($55.0 million including a $10.0 million special advance facility that terminated on October 1, 2010), from January 1st of each year through August 31st of each year.  The seasonal revolver remains unchanged at $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The increase in the amount we can borrow under this credit facility (the “Line Amount”) is based on the following changes: (i) the increase in the inventory advance rate to 70% from 68%, (ii) additional availability based on accounts receivables and Team Sales Division inventory, and (iii) the elimination or reduction of certain reserves.  The Line Amount is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.    A significant decrease in accounts receivable and eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at December 26, 2010), previously 2.0%, or at our option we can fix the rate for a period of time at LIBOR plus 2.75%, previously 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility’s expiration has been extended to October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  Under the new credit facility, the $5.35 million minimum EBITDA has been revised to increase by $0.5 million in December and June of each year beginning in 2011, until 2014 when it reaches $9.35 million; but, the revised covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  On December 26, 2010, we had $27 million in availability, $20 million above the availability requirement of $6.5 million and we expect availability to continue to satisfy the financial covenant requiring a minimum monthly cumulative EBITDA.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of 55 full-service, specialty sporting goods stores in California, Nevada, Arizona and Utah, comprising a total of over two million square feet of retail space.  As of December 26, 2010, we had 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah.  These stores average approximately 41,000 square feet in size. In addition, we have a Team Sales Division and an ECommerce store at sportchalet.com.

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

Recent History

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

Comparable store sales decreased 8.3% for fiscal 2010, but improved each consecutive quarter and have begun to stabilize in recent quarters.  While the first three quarters of fiscal 2011 had comparable store sales decreases of 0.9%, 1.9% and 0.4%, respectively, the three quarters maintained the stability attained in the fourth quarter of fiscal 2010 and are improvements compared to the significant decreases in the first three quarters of fiscal 2010.  While the relative stability in comparable store sales reflects a positive change in trends, we remain focused on continued improvement through the following operating and strategic initiatives:

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

In refining our store strategy, we did not open any new stores or relocate any existing stores in fiscal 2010 and will not open new stores in fiscal 2011.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible and to better align our business with the challenging economic environment.  As the next phase of our strategic plan, we have engaged a provider of market optimization analytics for the retail industry, to assist in evaluating each of our store locations, identifying underperforming stores and replacing these locations with better sites in new and existing markets as real estate opportunities arise.  We are in the process of reviewing this information.  We currently plan to close one existing store in the near future (previously expected to close in February 2011) to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.  In addition, we are focused on our ECommerce store to establish a national presence.

Despite an extremely tight credit market, we entered into an expanded credit facility in October 2010 that allows us to borrow on more favorable terms and conditions.  The credit facility has increased availability and reduced interest rates.  The increased availability under the credit facility provides us with the financial flexibility to pursue our strategic plan and enhances our vendor relationships to source the best technical performance and lifestyle merchandise.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives will position us for better results in the future as the economy improves.

Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day in March and is named for the calendar year ending closest to that date.  Fiscal 2011 is a 53 week year and thus the fourth quarter will include one extra week and end on April 3, 2011.

Results of Operations

13 Weeks Ended December 26, 2010 Compared to December 27, 2009

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended December 26, 2010 compared to the 13 weeks ended December 27, 2009 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	December 26, 2010		December 27, 2009		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$95,828	100.0%	$95,258	100.0%	$570	0.6%
Gross profit	26,364	27.5%	24,018	25.2%	2,346	9.8%
Selling, general and administrative expenses	24,226	25.3%	21,988	23.1%	2,238	10.2%
Impairment charge	-	0.0%	10,935	11.5%	(10,935)	(100.0%)
Depreciation and amortization	2,456	2.6%	3,192	3.4%	(736)	(23.1%)
Loss from operations	(318)	(0.3%)	(12,097)	(12.7%)	(11,779)	(97.4%)
Interest expense	543	0.6%	821	0.9%	(278)	(33.9%)
Loss before taxes	(861)	(0.9%)	(12,918)	(13.6%)	(12,057)	(93.3%)
Income tax benefit	-	0.0%	(9,118)	(9.6%)	(9,118)	(100.0%)
Net loss	(861)	(0.9%)	(3,800)	(4.0%)	(2,939)	(77.3%)

Loss per share:
Basic and diluted	$(0.06)		$(0.27)		$(0.21)	(77.8%)

Sales slightly increased $0.6 million, or 0.6%, to $95.8 million for the 13 weeks ended December 26, 2010 from $95.3 million for the 13 weeks ended December 27, 2009.  The increase reflects improvements in the ECommerce and Team Sales divisions of 85% and 20%, respectively, partially offset by a 0.4% decrease in comparable store sales, over the same period last year.  The comparable store sales decrease is a result of reduced promotional activity and continuing macroeconomic weakness, partially offset by favorable weather experienced in the Company’s markets.

Gross profit increased $2.3 million, or 9.8%, and as a percent of sales increased 230 basis points to 27.5% from 25.2%, primarily as a result of a $2.1 million reduction in markdowns from promotional activity and $1.5 million lower rent expense from successful landlord negotiations, partially offset by increases in other costs.

Selling, general and administrative expenses increased $2.2 million, or 10.2%, and as a percent of sales increased 220 basis points to 25.3% from 23.1%, primarily from an increase in labor for store payroll in anticipation of stronger sales than experienced.

Depreciation expense decreased $0.7 million, or 23.1%, as a result of the non-cash impairment charge of $10.9 million recorded in fiscal 2010 and the historically low level of capital expenditures in fiscal 2010 and to date in fiscal 2011 with no new store openings or remodels.

Interest expense decreased $0.3 million, or 33.9%, as a result of a 21% reduction in average debt outstanding as cash generated from operations reduced the need to borrow and a 16% reduction in the average interest rate from the new bank credit facility.

We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  For the 13 weeks ended December 27, 2009 we recorded a tax benefit of $9.1 million.  See Note 2 - Income Taxes.

39 Weeks Ended December 26, 2010 Compared to December 27, 2009

The following table sets forth statements of operations data and relative percentages of net sales for the 39 weeks ended December 26, 2010 compared to the 39 weeks ended December 27, 2009 (dollar amounts in thousands, except per share amounts):

	39 weeks ended
	December 26, 2010		December 27, 2009		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$264,278	100.0%	$263,472	100.0%	$806	0.3%
Gross profit	73,912	28.0%	69,839	26.5%	4,073	5.8%
Selling, general and administrative expenses	67,706	25.6%	63,991	24.3%	3,715	5.8%
Impairment charge	-	0.0%	10,935	4.2%	(10,935)	(100.0%)
Depreciation and amortization	7,644	2.9%	9,922	3.8%	(2,278)	(23.0%)
Loss from operations	(1,438)	(0.5%)	(15,009)	(5.7%)	(13,571)	(90.4%)
Interest expense	1,884	0.7%	2,105	0.8%	(221)	(10.5%)
Loss before taxes	(3,322)	(1.3%)	(17,114)	(6.5%)	(13,792)	(80.6%)
Income tax benefit	-	0.0%	(9,118)	(3.5%)	(9,118)	(100.0%)
Net loss	(3,322)	(1.3%)	(7,996)	(3.0%)	(4,674)	(58.5%)

Loss per share:
Basic and diluted	$(0.23)		$(0.57)		$(0.34)	(59.6%)

Sales slightly increased $0.8 million, or 0.3%, to $264.3 million for the 39 weeks ended December 26, 2010 from $263.5 million for the 39 weeks ended December 27, 2009.  The increase reflects improvements in the ECommerce and Team Sales divisions of 254% and 11%, respectively, partially offset by a 1.1% decrease in comparable store sales, over the same period last year.  Continued macroeconomic weakness in our markets provided no catalyst for a sales increase despite our initiatives to improve sales.

Gross profit increased $4.1 million, or 5.8%, and as a percent of sales increased 150 basis points to 28.0% from 26.5%, primarily as a result of a $4.5 million reduction in rent expense from successful landlord negotiations and $1.4 million lower markdowns from reduced promotional activity in December, partially offset by increases in other costs.

Selling, general and administrative expenses increased $3.7 million, or 5.8%, and as a percent of sales increased 130 basis points to 25.6% from 24.3%, primarily from an increase in labor for payroll to support our initiative on having the best trained merchandise and specialty services experts.

Depreciation expense decreased $2.3 million, or 23.0%, as a result of the non-cash impairment charge of $10.9 million recorded in fiscal 2010 and the historically low level of capital expenditures in fiscal 2010 and to date in fiscal 2011 with no new store openings or remodels.

We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  For the 39 weeks ended December 27, 2009 we recorded a tax benefit of $9.1 million.  See Note 2 - Income Taxes.

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment and store operations.  Historically, cash from operations, credit terms from vendors and bank borrowing have met our liquidity needs.  We believe that these sources will be sufficient to fund currently anticipated cash requirements for the next 12 months.

Net cash provided by or used in operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The anticipated existing store closure mentioned above is expected to generate approximately $2.7 million in total savings from rent reductions and landlord payments by the time the store is closed. The following table shows the more significant uses of operating cash for the 39 weeks ended December 26, 2010 and December 27, 2009:

	39 weeks ended
	December 26, 2010	December 27, 2009
	(in thousands)
Net loss	$(3,322)	$(7,996)
Depreciation and amortization	7,645	9,922
Impairment charge	-	10,935
Merchandise inventories	(10,794)	(17,462)
Accounts payable	20,497	8,062
Accounts receivable	(1,584)	(2,622)
Other accrued expenses	3,355	(307)
Income tax receivable	9	(8,116)
Other	(467)	51
Net cash provided by (used in) operating activities	$15,339	$(7,533)

Inventory increased $10.8 million in the 39 weeks ended December 26, 2010 and $17.5 million in the 39 weeks ended December 27, 2009 primarily due to seasonality.  Our average inventory per store increased 2.1% to $2.0 million from $1.9 million as of December 27, 2009 as sales were less than plan.  We remain focused on continuing to improve inventory productivity.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or remodels.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The outstanding balance as of December 26, 2010 is $41.9 million compared to $56.2 million at December 27, 2009, a $14.3 million reduction, primarily the result of cash generated from operations which reduced the need to borrow.

In October 2010, we entered into an amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which provides for advances up to $65.0 million, previously $45.0 million ($55.0 million including a $10.0 million special advance facility that terminated on October 1, 2010), from January 1st of each year through August 31st of each year.  The seasonal revolver remains unchanged at $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The increase in the amount we can borrow under this credit facility (the “Line Amount”) is based on the following changes: (i) the increase in the inventory advance rate to 70% from 68%, (ii) additional availability based on accounts receivables and Team Sales Division inventory, and (iii) the elimination or reduction of certain reserves.  The Line Amount is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.    A significant decrease in accounts receivable and eligible inventory due to the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capabilities under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at December 26, 2010), previously 2.0%, or at our option we can fix the rate for a period of time at LIBOR plus 2.75%, previously 4.5%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility’s expiration has been extended to October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  Under the new credit facility, the $5.35 million minimum EBITDA has been revised to increase by $0.5 million in December and June of each year beginning in 2011, until 2014 when it reaches $9.35 million; but, the revised covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  On December 26, 2010, we had $27 million in availability, $20 million above the availability requirement of $6.5 million and we expect availability to continue to satisfy the financial covenant.

EBITDA is defined in our bank credit facility as (loss) income before (benefit) provision for income taxes, interest expense, depreciation and amortization, and certain non-cash charges.  EBITDA is a liquidity measure that is one of the key measures used in calculating compliance with covenants in our credit facility.  Non-compliance with financial covenants could result in a default under our credit agreement and restrict our ability to finance operations or capital needs.  The following table reconciles EBITDA, as defined in our bank credit facility, to net loss as presented in our consolidated statements of operations for the trailing 12 months.

	52 weeks ended
	December 26, 2010	December 27, 2009
	(in thousands)
Net loss	$(3,600)	$(19,120)
Income tax benefit	(21)	(9,118)
Interest expense	2,541	2,650
Depreciation and amortization	10,366	13,198
Share-based compensation	990	402
Non-cash impairment charge	-	10,935
EBITDA	$10,276	$(1,053)

Our off-balance sheet contractual obligations and commitments relate to operating lease obligations, employment contracts and letters of credit which are excluded from the balance sheet in accordance with generally accepted accounting principles.

The following table summarizes such obligations as of December 26, 2010:

	Payment due by period
		Less than			More than
	Total	1 year	2-3 year	4-5 year	5 years
Contractual obligations	(in thousands)
Operating leases (a)	$179,227	$30,325	$57,225	$38,930	$52,747
Employment contracts	551	170	339	42	-
Total contractual obligations	$179,778	$30,495	$57,564	$38,972	$52,747

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.6 million relating to workers’ compensation insurance were outstanding as of December 26, 2010 and expire within one year.

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

SPORT CHALET, INC.

DATE: February 2, 2011	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)