Form 10-K/A
period 2010-03-28
SPORT CHALET INC
filed 2011-06-08
CIK 892907

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

At June 17, 2010, there were 12,413,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on June 30, 2010, are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, which was filed with the Securities and Exchange Commission on June 18, 2010 (the "Original Filing"), is being filed to include the information required by Item 15 under Part IV of this Form 10-K/A.  When the Company filed the Original Filing, it unintentionally omitted the Consent of our Independent Registered Public Accounting Firm.  As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A; and (2) a Consent of our Independent Registered Public Accounting Firm dated June 7, 2011, relating to its reports dated June 18, 2010 is being filed.  Accordingly, the exhibits listed under Item 15 of Part IV of this Form 10-K/A are being updated to reflect the consent and new certifications described above.  All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A refer to Sport Chalet, Inc.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

TABLE OF CONTENTS

Item		Page

PART IV

15.	Exhibits and Financial Statement Schedules	1

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits - See Index on Page 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.
(Registrant)

Date: June 7, 2011	By:	/s/ Craig L. Levra
Craig L. Levra, Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky, Executive Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Number	Description

3.1	Restated Certificate of Incorporation, restated as of November 4, 2009.	(1)

3.2	Bylaws, of Sport Chalet, Inc., amended as of September 15, 2009.	(2)

4.1	Form of Certificate for the Class A Common Stock.	(3)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1*	1992 Incentive Award Plan.	(5)

10.2*	Sport Chalet Stock Option Incentive Award Agreement.	(5)

10.3*	2004 Equity Incentive Plan.	(6)

10.4*	Sport Chalet 2004 Equity Incentive Plan Stock Option Agreement.	(6)

10.5*	Form of Director and Officer Indemnification Agreement.	(7)

10.6	Lease for La Cañada stores dated as of September 1, 1992, between the Company and La Cañada Properties, Inc.	(8)

10.7	First Amendment to Lease for La Cañada stores dated as of March 31, 2006, between the Company and La Cañada Properties, Inc.	(9)

10.8	Retail Lease for La Cañada store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	(10)

10.9	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(11)

10.10	First Amendment to Lease for Huntington Beach store dated as of March 31, 2006, between the Company and Huntington Beach Properties, Inc.	(12)

10.11	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(13

10.12	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(14)

10.13	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(15)

10.14	Amendment No. 2 to Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(16)

10.15	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(17)

10.16	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(18)

10.17	Amendment No. 5 to Loan Agreement dated as of September 25, 2003, between the Company and Bank of America, N.A.	(19)

10.18	Amendment No. 6 to Loan Agreement dated as of September 30, 2006, between the Company and Bank of America, N.A.	(20)

10.19	Amendment No. 7 to Loan Agreement dated as of March 31, 2006, between the Company and Bank of America, N.A.	(21)

Number	Description

10.20	Amendment No. 8 to Loan Agreement dated as of April 19, 2007, between the Company and Bank of America, N.A.	(22)

10.21	Loan Agreement dated as of August 31, 2007, between the Company and Bank of America, N.A.	(23)

10.22	Security Agreement dated August 31, 2007, between the Company and Bank of America, N.A.	(24)

10.23	Amended and Restated Loan and Security Agreement dated as of June 20, 2008, between the Company, together with each of the other Obligated Parties party thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(25)

10.24	Pledge Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(26)

10.25	Secured Continuing Guaranty dated as of June 20, 2008, by Sport Chalet Value Services, LLC in favor of Bank of America, N.A., as administrative agent for the Lenders.	(27)

10.26	Website Security Agreement and Power of Attorney dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(28)

10.27	Post Closing Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.28	Trademark Security Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(30)

10.29	First Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement dated as of December 28, 2008, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(31)

10.30	Letter agreement dated as of December 28, 2008, among the Company, Sport Chalet Value Services, LLC and Bank of America, N.A.	(32)

10.31	Second Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement dated as of January 29, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(33)

10.32	Third Amendment to Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 2, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(34)

10.33	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of May 4, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(35)

10.34*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(36)

10.35*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(37)

10.36*	Employment Agreement dated as of December 31, 2008, between the Company and Craig L. Levra.	(38)

10.37*	Employment Agreement dated as of December 31, 2008, between the Company and Howard K. Kaminsky.	(39)

10.38*	Employment Agreement dated as of December 31, 2008, between the Company and Dennis D. Trausch.	(40)

Number	Description

10.39*	Employment Agreement dated as of December 31, 2008, between the Company and Thomas H. Tennyson.	(41)

10.40*	Employment Agreement dated as of December 31, 2008, between the Company and Tim Anderson.	(42)

10.41*	Form of letter agreement dated as of March 31, 2006 re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(43)

14.1	Code of Conduct.	(44)

23.1	Consent of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page of Original Filing).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K/A.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2004 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(9)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(10)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

Number	Description

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(12)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(13)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(18)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005.

(21)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(22)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2007.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 31, 2007.

(25)	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(26)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(27)	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(28)	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(29)	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(30)	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

Number	Description

(31)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2009.

(32)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 16, 2009.

(33)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2009.

(34)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 2, 2009.

(35)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2009.

(36)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(37)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005.

(38)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(39)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(40)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(41)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(42)	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(43)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2006.

(44)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.