Form 10-K
period 2011-04-03
SPORT CHALET INC
filed 2011-06-08
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to                             .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]  Yes  [X]  No

The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of September 26, 2010, was approximately $10.0 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.

At June 6, 2011, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended April 3, 2011.

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

ITEM 1.  BUSINESS

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  Sport Chalet was founded in 1959 when Norbert Olberz (the “Founder”) purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in our industry, Norbert’s goal was to:

•	See things through the eyes of the customer;

•	Do a thousand things a little bit better;

•	Not be the biggest, but the best;

•	Be the image of the sportsperson; and

•	Create ease of shopping.

As of April 3, 2011, the Company operated 55 stores, including 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona, and one in Utah comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  In addition, we have a Team Sales Division and an online store at sportchalet.com.

Originally the Company was incorporated in California, and we reincorporated as a Delaware corporation in 1992.  Our corporate office is located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.  Our website is located at sportchalet.com.

Business Strategy

Our strategy is to be a leading specialty retailer by being first to market with performance, technology and lifestyle merchandise for the serious sports enthusiast.  We enhance our customer’s shopping experience with a well-trained sales staff who earn recognition and advancement based on their demonstrated merchandise and specialty service knowledge.  This strategy is supported by our investments in technology and marketing to understand customer and merchandise behavior.  Through our customer relationship management program, Action Pass, we are able to fully analyze each member's buying pattern by store and by season, including frequency and specialty services purchased.  In addition, as a direct result in our earlier investment in information technology, we are able to understand how each item we sell performs in every store, by size and by color.  We study our customer’s online behavior and how they use our website to learn more about the products and services we offer in our stores, as well as their online purchasing behavior.  All of these data collection points help us to understand our business within a diverse marketplace and to make more informed decisions relating to marketing, store assortments, employee staffing and training, and store location planning both on a short-term tactical basis as well as on a long-term strategic basis.

Our stores are located in states that are among those hardest hit by the severe downturn in the macroeconomic environment.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  In fiscal 2011, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors sought to emphasize value pricing and to severely reduce store staffing.  As a result of these efforts, we significantly reduced our net loss for fiscal 2011 to $3.0 million, or $0.21 per diluted share, compared to a net loss of $8.3 million, or $0.59 per diluted share for fiscal 2010 and a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009.

Our comparable store sales, which also declined during the downturn, have begun to stabilize in recent quarters compared to the significant decreases in fiscal 2009 and fiscal 2010.  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation.  We remain focused on continued improvement and return to profitability through the following operating and strategic initiatives:

•	Striving to have the best trained experts in merchandise and specialty services.

•	Continuing to micro-merchandise each store to best fit to its individual store market area and customer base.

•	Continuing to improve the functionality and efficiency of sportchalet.com.

•	Utilizing our growing Action Pass member data.

•	Continuing to refine and expand our Team Sales Division.

•	Fully leveraging our information systems.

•	Refining our store strategy by evaluating each of our store locations.

Despite a restrictive credit market, we entered into an expanded credit facility in October 2010 that has increased our availability and reduced interest rates.  The increased availability under the credit facility provides us with the financial flexibility to pursue our strategic plan and enhances our vendor relationships to source the best technical, performance and lifestyle merchandise.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives will position us for better results in the future as the economy improves.

Stores
Our growth historically focused on Southern California.  Commencing in 2001, we have expanded our scope to all of California and to Nevada, Arizona and Utah, as well as online.  Generally, our new stores were located with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  Between fiscal 2007 and fiscal 2009, we opened 15 stores, relocated one existing store and re-launched our website.  We did not open any new stores in fiscal 2010 or fiscal 2011 and currently do not anticipate opening new stores in fiscal 2012.  We are using this respite to analyze and evaluate our current real estate portfolio to ensure that we manage our capital investment in the most efficient means possible.

In refining our store strategy, we have identified underperforming trade areas within markets where we have stores.  We have established new store performance criteria and intend to replace underperforming trade area stores.  Our recent lease negotiations have provided increased flexibility in our efforts to replace underperforming stores, and we intend to close stores that do not meet specific financial criteria as their leases terminate.

The following table summarizes our lease expirations for our 55 stores as of April 3, 2011:

	Lease expirations by period (1)
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
Expiration	46	4	10	14	18
Kick-Out Clause (2)	9	7	2	0	0
Total Lease Expirations	55	11	12	14	18

(1) The earlier date of lease expration or kick-out clause where applicable.

(2) A clause that allows us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded.

Historically, store openings have had a favorable impact on sales volume, but have negatively affected profit in the short term.  New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures.  As the store matures, sales tend to level off and expenses decline as a percentage of sales.  We believe our stores historically have required three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our newer stores will mature at that rate.

Our prototype store is 42,000 square feet in size and showcases every merchandise and service category with the feel of a specialty shop all contained under one roof.  The full-service approach to customer service and merchandise knowledge is enhanced by fixtures which feature specific technical, performance and lifestyle brands.  Each shop is staffed by trained sales associates with expertise in the merchandise they sell, permitting us to offer our customers a high level of merchandise knowledge and service from the beginner to the advanced sports enthusiast.

Our prototype format boasts a natural and outdoor-feel color scheme, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, a training pool for Scuba and water sports instruction and demonstrations, and a 100 foot shoe wall, among other features.  We have retro-fitted ten mature stores to conform to the prototype as much as was practical.  For both new stores and remodels, we continually update our prototype format to remain competitive.  While we have taken advantage of unusual building layouts in the past, and when appropriate may do so in the future, we will utilize as many standard prototype design elements as possible.  We evaluate stores for remodel based on each store’s age and competitive situation, as well as how much the landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including general economic conditions, competitive trends and the availability of capital.  As of April 3, 2011, 78% of our stores were based on our prototype.

Our stores offer over 50 services for the sports enthusiast, including backpacking, canyoneering and kayaking instruction, custom golf club fitting, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, racquet stringing, and bicycle tune-ups and repair.  Although the revenues generated by these support services are not material, these services further differentiate us from our competitors.  Generally, our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Friday, 9:00 a.m. to 9:00 p.m. Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

Merchandising

Our merchandise feature a number of distinct, specialty sports and lifestyle categories, offering a large assortment of quality brand name merchandise at competitive prices.  The assortment include traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic merchandise) and core specialty merchandise such as snowboarding, skateboarding, mountaineering and Scuba.  The merchandise appeals to both beginner and expert users.  Using our investments in technology, we tailor each store’s merchandise mix to appeal to our customers in each market.  As we continue to micro-merchandise each store to best reflect the local consumer’s needs and preferences with our expanding assortment of specialty brands, our goal is to leverage each store’s strengths by expanding and clarifying the presentation of merchandise categories in which particular store excels by adjusting assortment plans, inventory levels and space allocation.  The ability to successfully sell this merchandise relies on our highly trained sales staff, known as Sport Chalet “Experts”, and therefore we employ ongoing year round training focused on all the technical merchandise and services we offer.

The following table illustrates our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items suchas apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Fiscal year
	2011	2010	2009
Hardlines	53%	53%	53%
Apparel	26%	26%	27%
Footwear	21%	21%	20%
Total	100%	100%	100%

Online Division

In March 2009, we re-launched our website at sportchalet.com, providing a fully integrated online and offline shopping experience for customers.  The site is managed by Sport Chalet employees and displays the complete selection of merchandise available in Sport Chalet stores.  The site also presents information about the specialty services available both in our stores as well as offsite locations and provides merchandise selection tools, advice and community sharing technologies.  In developing this new online strategy, we leveraged our significant investments in infrastructure and systems including and also partnered with leading technology providers.

We are focused on our online business as a key component of our long-term strategy of expanding our geographic reach.  We leverage online sales information to improve the micro-merchandising of our stores and to help determine potential trade areas.  To improve the functionality and efficiency of our online business, we are in the process of launching a merchandise recommendation engine, a post purchase ratings and reviews program and plan to invest in natural search engine optimization.  In fiscal 2011, online sales increased 110%.

Purchases made online are shipped from the distribution center or our stores, leveraging our inventory investment.  Additionally, items in any store are available for direct shipping to the customer at any other store, their home or business.  Our website supports the redemption of the same gift cards and Action Pass rewards as may be redeemed in our stores.

Prior to the re-launch of our website, Sport Chalet had an online store that was operated and managed by GSI Commerce, Inc. (“GSI”) from 1999 until December 2008.  Sport Chalet received a license fee based on a percentage of sales generated by the website.  The licensing fee was not material to total revenues.

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

Marketing and Advertising

Historically, we have generated our marketing and advertising campaigns in-house, with production support from outside vendors as needed.  The campaigns are designed to reflect our strategic direction through our brand and merchandise offerings, as well as communicate a focused and consistent theme/event calendar through media including email, the internet, special events, direct mail, radio and magazines. Our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances.   In March 2009, we significantly enhanced our online presence with a complete redesign of sportchalet.com and new initiatives focused on driving consumers to the new website and building ongoing relationships with our Action Pass customers.  We also seek to strengthen our position as a leading sporting goods retailer in our markets through high-profile sponsorships with teams and organizations such as the University of Southern California, San Diego State University, Arizona State University, and the Arizona Interscholastic Association, while raising our profile in communities where we do business with contributions to local teams and leagues through our Team Sales Division.

The launch of the new sportchalet.com in March 2009 marked the introduction of an online strategy to better connect with our customers, capture additional market share through an online and offline shopping experience, and raise familiarity with Sport Chalet.  As traditional forms of media become less relevant and effective, this platform has allowed us to leverage our vendors’ creative resources and web-ready content to our advantage.  Unlike traditional media, there is less lead time involved and a social connection can be established with customers, similar to the store experience.  By internally managing the website, we are able to better control merchandise assortments, specialty services featured and branding opportunities offered.  The new site is supported with a program of online ads combined with search engine marketing and optimization to build awareness of Sport Chalet with online shoppers, especially around key promotional periods.

Our customer relationship program, Action Pass, continues to grow following its rollout in November 2007, now with over 1.4 million members, whose purchases represent half of all our sales.  In addition to earning points for each purchase redeemable towards future purchases, Action Pass members have access to exclusive merchandise, appearances by athletes, trips and specialty services related to their particular sporting interest.  The program allows us to develop marketing vehicles targeted at specific customers to create excitement around merchandise launches, new technologies and new services.  We are forming stronger relationships with our customers as we actively solicit Action Pass members’ feedback regarding their decision to shop at Sport Chalet and perceptions of our store environment, merchandise selection, and pricing.  This allows us to understand our customers’ purchasing habits and shopping carts.  We use this information to respond to our customers’ shopping preferences and patterns with continuous improvement in merchandise assortments, category adjacencies and other marketing initiatives across our entire network of stores.  Additionally, we are not obligated to long-term advertising schedules, which can be expensive, and we believe this to be a more efficient way to use vendor support.

Purchasing and Distribution

In order to provide a full line of specialty and sporting goods brands and a wide selection, we purchase merchandise from approximately 1,000 vendors.  Vendor payment terms typically range from 30 to 150 days from our receipt, and there are no long-term purchase commitments.  Our largest vendor, Nike, Inc., accounted for approximately 10% of our total inventory purchases for fiscal 2011, slightly higher than fiscal 2010, and our ten largest vendors collectively accounted for approximately 40% of our total purchases during fiscal 2011.

We have made significant investments in the management of our purchasing and distribution systems, which provide us and our key merchandise suppliers with sell through information by individual item size, color, and store so that together we can better forecast our inventory needs refine our assortments by store.

For merchandise planning and allocation, we use software that includes merchandise planning, open-to-buy management, performance analysis and allocation.  We allocate merchandise to our stores based on trends and statistical modeling and attempt to optimize store assortments and merchandise allocations and maximize flow-through at our distribution center.

For replenishment, we use a system that consists of three modules: (i) warehouse replenishment, which manages purchases from vendors, (ii) store replenishment, which manages shipments from the warehouse to stores, and (iii) network optimization, which synchronizes the two systems.  In addition, we use seasonal profile software to help identify, create and manage the seasonal trends of our merchandise.

We added software to replace our manual processes of locating and transferring merchandise for a customer.  In the event we do not stock a particular item in a store, the software allows us to quickly find the item in another location, including our distribution center, and complete the sale by accepting payment from the customer and shipping merchandise from the most optimal location to the customer’s preferred destination.

We operate one distribution center, a 326,000 square foot facility located in Ontario, California.  The distribution center serves as the primary receiving, distribution and warehousing facility.  A minimal amount of merchandise is shipped directly by vendors to our stores.  Most of the merchandise received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery.  Some of the merchandise received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for the stores.  Due to the efficiencies cross-docking creates, we encourage vendors to pre-package their merchandise in a floor-ready manner.  Some of the merchandise is held at the distribution center for future allocation to the stores based on current sales trends as directed by our computerized replenishment and allocation systems to optimize inventory levels.  We believe that the advantages of a single distribution center include reduced individual store inventory levels and better use of store floor space, timely inventory replenishment of store inventory needs, consolidated vendor returns, and reduced transportation costs.  Common carriers deliver merchandise to our stores.

Seasonality

The market for retail sporting goods is seasonal in nature.  As with many other retailers, our business is heavily affected by sales of merchandise during the Holiday season.  In addition, our merchandise mix has historically emphasized cold weather sporting goods merchandise, particularly Winter-sports related merchandise.  In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales.  Winter-related merchandise and services represent approximately 15% of our annual net sales and have ranged from 20% to 30% of sales in our fourth fiscal quarter.  We anticipate this seasonal trend in sales will continue.  We attempt to respond to changes in mid-season weather by maintaining flexibility in merchandise placement at the stores and the marketing of merchandise offerings.  See “Item 1A. Risk Factors – Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer” and “Note 9. Notes to Consolidated Financial Statements – Quarterly Results of Operations (Unaudited).”

Fiscal Calendar

Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day of March and is named for the calendar year ending closest to that date.  Fiscal 2011 is a 53 week year and thus includes one extra week in the fourth quarter and ends on April 3, 2011.  As a result of the extra week in fiscal 2011, the fiscal quarters of 2012 may not compare to fiscal 2011 due to the calendar shift of sales related to holiday promotions.  The following table illustrates the net difference between the first and last week for each quarter of fiscal 2011:

Fiscal 2011	Net difference
(in millions)
Q1	$1.3
Q2	$(2.5)
Q3	$5.2
Q4(1)	$(3.9)

(1) Fourth quarter of fiscal 2011 excludes week 53.

Industry and Competition

The market for retail sporting goods is highly competitive, fragmented and segmented. We compete with a variety of other retailers, including the following:

•	specialty stores and independent dealers;

•	high end department stores;

•	internet retailers and catalog merchandisers;

•	vendor owned stores;

•	big box sporting goods chains; and

•	mass merchandisers and discount stores.

Competitors may have greater financial resources than we do, or better name recognition in regions into which we have recently or might seek to expand.  Specialty retailers often have the advantage of a lower cost structure and a smaller footprint that can be located in shopping centers and strip malls, offering more customer convenience.  We also compete with big box sporting goods chains with more purchasing power, but with less emphasis on customer service and specialty services, which often choose to compete on price.

We have distinguished ourselves from our competitors by our emphasis on customer service and specialty services, and by providing a broader selection of higher-end specialty items that require such service and expertise.  Our focus on specialty services gives us the ability to offer leading specialty brands across all categories and activities which reinforces our commitment to be first to market with performance, technology and lifestyle merchandise.  We believe that our broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by our well-trained sales staff, differentiates us from all of our competitors.

Trademarks and Trade Names

We use the “Sport Chalet” name as a service mark in connection with our business operations.  We have registered “Sport Chalet” as a federal service mark with the United States Patent and Trademark Office, along with the mark “Action Pass,” among others.  We also own additional common law trademarks and service marks which are used in commerce without dispute.

Employees

As of April 3, 2011, we had a total of approximately 3,100 full and part-time employees, 2,800 of whom were employed in our stores and 300 of whom were employed in warehouse and delivery operations or in corporate office positions.  None of our employees are covered by a collective bargaining agreement.  We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations.  Generally, each store employs a general manager, two to three assistant managers, who along with supervisors and department heads oversee the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the Holiday and other peak seasons.

We are committed to the growth and training of our employees in order to provide “The Experts” in merchandise knowledge and service to our customers.  We conduct specialty universities, consisting of off-site technical training and merchandise demonstrations provided by our vendors for our employees.  All of these universities are recorded for follow-up training online, and we continuously provide individual category training on an individual store basis.  This training prepares our employees to become certified in particular sports or activities, while at the same time reducing employee turnover.  In addition, our “Certified Expert” program encourages employees to attend merchandise-line-specific clinics and receive hands-on training to improve technical merchandise and service expertise.  Only after completing all of the clinics and training and passing specific tests, may an associate be considered a Certified Expert. Certified Expert certification is offered in 20 different service disciplines and is a requirement for new associates in their areas of expertise.  Being knowledgeable and informed allows our work force to meet our customer's needs and enhance their shopping experience.

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

The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at sec.gov.

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

We have reported losses for each of the last four fiscal years and have an accumulated deficit of $13.8 million as of April 3, 2011.  There can be no assurance that we will report net income in any future period.

No assurance can be given that we will be successful in executing our operating and strategic initiatives in a manner sufficient to return to profitability.

In our efforts to improve our business and return to profitability, we have several operating and strategic initiatives.  No assurance can be given that we will be successful in executing any of these initiatives either due to our inability and/or various contingencies, many of which are beyond our control.  Furthermore, no assurance can be given that by executing any of these initiatives we will return to profitability.  Any failure to successfully execute these operating and strategic initiatives could constrain our ability to continue to operate our business.  No assurance can be given about the ultimate impact of these initiatives.

No assurance can be given that we will be successful in maintaining the reduced level of operating expenses and costs in the future.

In our efforts to reduce operating expenses and improve liquidity, we reviewed all of our store leases and obtained rent reductions and lease modifications from a number of our landlords.  Additionally, we evaluated our operating expenses, such as store labor, corporate overhead and advertising, and implemented cost reductions.  No assurance can be given that we will be able to maintain these reduced level of operating expenses and costs in the future.  For example, our strategic initiative to expand our specialty brands requires more customer service and advice to sell this merchandise, thus increasing our labor costs.

A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers.  The current downturn in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits are having, and are likely to continue for some time to have, a materially adverse effect on our results of operations.  We have sustained operating losses and negative comparable store sales for the past four fiscal years.  There can be no assurance that we will report net income in any future period or comparable store sales will improve.

The limited availability under our revolving credit facility may result in insufficient working capital.

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  The amount we may borrow under this credit facility is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendor’s unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Also we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below specified amounts.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated and we may have insufficient working capital to continue to operate our business as it has been operated, or at all.  There can be no assurance that there will not be an event of default, and additional financing may not be available at terms acceptable to us, or at all.

In fiscal 2011, our peak borrowing occurred during the week ended November 28, 2010, at which time our credit facility had a borrowing capacity of $70.0 million, of which we utilized $58.2 million (including a letter of credit of $1.6 million) and had $11.8 million in availability, $4.9 million above the EBITDA covenant availability requirement of $6.9 million.  On April 3, 2011, our credit facility had a borrowing capacity of $65.0 million, of which we utilized $42.5 million (including a letter of credit of $1.6 million) and had $16.0 million in availability, $10.2 million above the EBITDA covenant availability requirement of $5.8 million.

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

If our vendors do not provide sufficient quantities of merchandise, our net sales may suffer and hinder our return to profitability.

We purchase merchandise from approximately 1,000 vendors.  One vendor accounted for approximately 10% of our total inventory purchases for fiscal 2011 and our ten largest vendors collectively accounted for approximately 40% of our total purchases during fiscal 2011.  Our dependence on principal vendors involves risk.  If there is a disruption in supply from a principal vendor for any reason, including concern over our financial condition or vendor supply chain issues, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase.  A vendor could discontinue selling merchandise to us at any time for reasons that may or may not be within our control.  Our net sales may decline and hinder our return to profitability if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing merchandise.  Moreover, many of our vendors provide us with incentives, such as return privileges, volume purchase allowances and cooperative marketing arrangements.  A decline or discontinuation of these incentives could also negatively impact our results of operations.

If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name merchandise, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

As part of our focus on merchandise differentiation, we have formed strategic alliances and exclusive relationships with selected suppliers to market merchandise under a variety of well-recognized brand names. If we are unable to manage and expand these alliances and relationships or identify alternative sources for comparable merchandise, we may not be able to effectively execute our merchandise differentiation strategy.  Additionally, consumers may not identify us as a source for these leading brands.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The sporting goods business and the retail environment are highly competitive, and we compete with local, regional and national specialty stores and independent retailers, internet retailers and catalog merchandisers, vendor owned stores, high end department stores, big box sporting goods chains, mass merchandisers and discount stores.  A number of our competitors are larger, have greater financial resources, and have better name recognition in regions into which we have recently or might seek to expand.  No assurance can be given that as our competitors continue to actively open stores in our markets, we will be able to continue to improve our business and return to profitability.

Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

Currently, most of our stores are located in Southern California and the remaining are located in Northern California, Nevada, Arizona and Utah.  Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations.  When the region suffers an economic downturn, such as declines in the housing and credit markets, increased unemployment and bankruptcies, which have been strongly felt in California, Arizona and Nevada, or when other adverse events occur, historically there has been an adverse effect on our sales and profitability.  In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments.  Any disruption or congestion at the ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

If we fail to anticipate changes in consumer preferences, we will experience lower net sales, higher inventory markdowns and lower margins.  Merchandise may or may not appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change.  Specialty sporting goods are often subject to short-lived trends, such as the short-lived popularity of wheeled footwear.  Apparel is significantly influenced by the latest fashion trends and styles.  Our success depends upon the ability to anticipate and respond in a timely manner to trends in specialty merchandise and consumers’ participation in sports on an individual market basis. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase merchandise from vendors up to nine months in advance of the proposed delivery, misjudging the market may cause us to over-stock unpopular merchandise and force inventory markdowns that could have a negative impact on profitability, or cause us to have insufficient inventory of a popular item that can be sold at full markup.

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

Our sales volume increases significantly during the Holiday season as is typical with other retailers.  In addition, our merchandise mix has historically emphasized cold weather merchandise increasing the seasonality of our business.  In recent years, our third fiscal quarter, which includes the Holiday season, represented approximately 30% of our annual net sales.  Winter-related merchandise represents approximately 15% of our annual net sales and have ranged from 20% to 30% of our fourth fiscal quarter.  We anticipate this seasonal trend in sales will continue.  The operating results historically have been influenced by the amount and timing of snowfall at the resorts frequented by our customers.  An early snowfall often has influenced sales because it generally extends the demand for Winter apparel and equipment, while a late snowfall may have the opposite effect.  Ski and snowboard vendors require us to make commitments for purchases of apparel and equipment by early Spring for Fall delivery, and only limited quantities of merchandise can be reordered during the Fall.  Consequently, we place our orders in the Spring anticipating snowfall in the Winter.  If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, we may be required to mark down our Winter apparel and equipment.

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

Our marketing campaigns are focused on the internet, email, direct mail, sports sponsorships, radio and magazines.  Also our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances.  Our recent strategy shift significantly enhanced our online presence with a complete redesign of sportchalet.com and new initiatives focused on driving consumers to the new website and building ongoing relationships with our Action Pass customers.  We are directly marketing to individual customers based on their personal shopping information through the customer relationship program.  No assurance can be given that our recent shift in marketing strategy will be successful in connecting with our customers, capturing additional market share through a fully integrated online and offline shopping experience, and raising familiarity with Sport Chalet.  We are relatively new to and have fewer resources than our competitors in the online arena and our results may not meet our expectations.  In addition, no assurance can be given that what we learn from our Action Pass members about their shopping preferences and patterns will increase our ability to apply this learning to decisions about assortments, category adjacencies, and other marketing initiatives across our entire network of stores.

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
The increasing costs associated with information security, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud, could cause our business and results of operations to suffer materially.  While we are taking significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities or other developments will prevent the compromise of our customer transaction processing capabilities and personal data.  More specifically, as Action Pass, our customer relationship program, continues to grow, our exposure and risk increase as well.  If any such compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

As a result of the current economic downturn, we have delayed opening new stores.  Continued growth is uncertain and subject to numerous risks.

Since our inception, we have experienced periods of rapid growth.  No assurance can be given that we will be successful in maintaining or increasing our sales in the future.  Any future growth in sales will require additional working capital and may place a significant strain on our management, information systems, inventory management, and distribution facilities.  Any failure to timely enhance our operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on our results of operations.
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

We continually review all our stores' operating performance and evaluate the carrying value of their assets in relation to their expected future cash flows.  In those cases where circumstances indicate that the carrying value of the applicable assets may not be recoverable, we record an impairment loss related to the long-lived assets.  We incurred a non-cash impairment charge of $10.9 million, $10.7 million and $2.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, related to six, nine and two stores, respectively.  If our newer stores' operating performance does not improve in the future or our existing stores’ operating performance deteriorates in the future, the carrying value of our stores' assets may not be recoverable in light of future expected cash flows.  This may result in our need to record additional impairment losses and could have a materially adverse effect on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

We have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands, the timing of our introduction of new merchandise, the level of consumer acceptance of new merchandise, the seasonality of the markets in which we participate, the weather and actions of competitors.  Accordingly, a comparison of our results of operations from period to period is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance.  See “Note 9. Notes to Consolidated Financial Statements – Quarterly Results of Operations (Unaudited).”

We are controlled by our Founder and management, whose interests may differ from other stockholders.

As of June 6, 2011, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 20%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.  Transactions may be pursued that could enhance Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

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

As of June 6, 2011, Norbert Olberz, the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 20%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders.  Subject to the Class A protection provisions described below, Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power.  Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer.  The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

We may be subject to litigation that may adversely affect our business and financial performance.

We may be subject to lawsuits resulting from injuries associated with the use of the merchandise or services we sell, employment matters or violations of government regulations. There is a risk that claims or liabilities will exceed our insurance coverage.  In addition, we may be unable to retain adequate liability insurance in the future.  An unfavorable outcome or settlement in any such proceeding could, in addition to requiring us to pay any settlement or judgment amount, increase our operating expense as a consequence and cause damage to our reputation.

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

Terrorist attacks, acts of war and foreign instability may harm our business.

Terrorist attacks may cause damage or disruption to our employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability and conflict outside of the United States, and other acts of war or hostility may cause greater uncertainty and cause us to suffer in ways that we currently cannot predict.  Our geographical focus in California, Nevada, Arizona and Utah may make us more vulnerable to such uncertainties than other comparable retailers who may not have similar geographical concentration.

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

Changes in our comparable store sales results could affect the price of our Class A Common Stock and Class B Common Stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including: competition, our new store openings and remodeling, general regional and national economic conditions, actions taken by our competitors, consumer trends and preferences, changes in the shopping centers in which we are located, new merchandise introductions and changes in our merchandise mix, timing and effectiveness of promotional events, lack of new merchandise introductions to spur growth in the sale of various kinds of sports equipment, and weather. Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our Class A Common Stock and Class B Common Stock to fluctuate significantly.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  If a regional or global health pandemic were to occur, depending upon its location, duration and severity, our business could be severely affected. Customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of merchandise in our supply chain and by causing staffing shortages in our stores.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At April 3, 2011, we had 55 store locations.  Swimming pool facilities for Scuba and kayaking instruction are located in 33 of the 55 store locations.  The following table details key information on our store locations by region:

	Year		% of Total
Region	Entered	Number of Stores	Number of Stores
Southern California	1959	34	62%
Northern California	2003	9	16%
Arizona	2005	8	15%
Nevada	2001	3	5%
Utah	2007	1	2%
Total		55	100%

            We lease all of our existing store locations.  The leases for most of the existing stores are for approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases.  The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums.  If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  Many of the leases obligate us to pay costs of maintenance, utilities, and property taxes.

In our efforts to reduce operating expenses and improve liquidity, we reviewed our store leases and obtained rent reductions and lease modifications from a number of our landlords.  These negotiations included renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to feature kick-out clauses, which allow us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded.

We lease from corporations controlled by Norbert Olberz, our Founder, our corporate office in La Cañada and our stores in La Cañada, Huntington Beach and Porter Ranch, California.  We have incurred rental expense to the Founder of $3.0 million, $3.2 million and $2.8 million in fiscal years 2011, 2010 and 2009, respectively.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Shares

On September 21, 2005, a stockholder approved recapitalization plan established two classes of common stock, Class A Common Stock and Class B Common Stock.  See “Note 1. Basis of Presentation – Common Stock."  Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Global Market System under the symbol “SPCHA” and “SPCHB,” respectively.  The following table reflects the range of high and low sale prices of our Class A Common Stock and Class B Common Stock for the periods indicated:

	Class A		Class B
FY 2012	High	Low	High	Low
Q1 (1)	$2.05	$1.77	$2.49	$1.89

	Class A		Class B
FY 2011	High	Low	High	Low
Q4	$2.95	$1.82	$4.05	$1.88
Q3	$2.40	$1.58	$2.95	$1.96
Q2	$2.30	$1.50	$2.88	$2.01
Q1	$3.49	$2.10	$3.63	$2.51

	Class A		Class B
FY 2010	High	Low	High	Low
Q4	$2.84	$1.75	$3.43	$2.00
Q3	$2.45	$1.51	$4.61	$2.32
Q2	$2.17	$1.23	$4.95	$2.01
Q1	$2.50	$0.16	$3.41	$0.54

(1) First quarter of fiscal 2012 is through June 6, 2011.

On June 6, 2011, the closing price of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $2.00 and $2.38, respectively.  Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.

Approximate Number of Holders of Common Shares

The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of June 6, 2011 was 136 and 75, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 800 beneficial owners for Class A Common Stock and 800 beneficial owners for Class B Common Stock holding stock in nominee or “street” name.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's common stock during the period from March 31, 2006 to March 31, 2011 with (i) the cumulative total return of the Nasdaq Composite Stock Market Index and (ii) the cumulative total return of the S&P Specialty Stores Index.  The comparison assumes $100 was invested on March 31, 2006 in the common stock and in each of the foregoing indices and the reinvestment of dividends through April 3, 2011.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the five most recent fiscal years ended April 3, 2011.  Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day of March and is named for the calendar year ending closest to that date.  Fiscal 2011 is a 53 week year and thus includes one extra week in the fourth quarter and ends on April 3, 2011.  This data should be read in conjunction with the financial statements and related notes thereto and other financial information included herein.

	Fiscal year
	2011	2010	2009	2008	2007
Statements of Operations Data:	(In thousands, except per share, stores and per square foot amounts)

Net sales	$362,483	$353,695	$372,652	$402,534	$388,209
Costs of goods sold, buying and occupancy costs	260,131	258,873	284,257	285,982	268,188
Gross profit	102,352	94,822	88,395	116,552	120,021
Selling, general and administrative expenses	92,647	85,894	107,651	105,697	96,357
Depreciation and amortization	10,351	12,644	14,243	12,898	11,419
Impairment charge	-	10,935	10,730	2,077	-
(Loss) income from operations	(646)	(14,651)	(44,229)	(4,120)	12,245
Interest expense	2,366	2,762	2,195	1,466	516
(Loss) income before income taxes	(3,012)	(17,413)	(46,424)	(5,586)	11,729
Income tax provision (benefit)	3	(9,139)	5,823	(2,224)	4,630
Net (loss) income	$(3,015)	$(8,274)	$(52,247)	$(3,362)	$7,099
Class A and Class B (loss) earnings per share:
Basic	$(0.21)	$(0.59)	$(3.70)	$(0.24)	$0.51
Diluted	$(0.21)	$(0.59)	$(3.70)	$(0.24)	$0.49

Weighted average Class A and Class B shares outstanding:
Basic	14,189	14,126	14,123	14,075	13,850
Diluted	14,189	14,126	14,123	14,075	14,460

Selected Operating Data:
Comparable store sales (decrease) increase (1)	(0.4)%	(8.3)%	(12.4)%	(4.5)%	2.0%
Gross profit margin	28.2%	26.8%	23.7%	29.0%	30.9%
Selling, general and administrative expenses as a percentage of net sales	25.6%	24.3%	28.9%	26.3%	24.8%
Net cash provided by (used in) operating activities	$2,774	$(2,938)	$(10,739)	$16,374	$10,664
Stores open at end of period	55	55	55	51	45
Total square feet at end of period	2,260	2,260	2,260	2,067	1,789
Net sales per square foot (2)	$153	$155	$179	$218	$235
Average net sales per store (2)	$6,271	$6,317	$7,303	$8,533	$9,232

	As of fiscal year end
Balance Sheet Data:	2011	2010	2009	2008	2007
Working capital	$18,671	$13,667	$(415)	$39,197	$45,493
Total assets	127,120	138,709	151,055	171,315	171,249
Bank debt	40,854	45,290	39,140	17,216	11,776
Total stockholders' equity	$22,446	$24,484	$32,086	$83,969	$86,426

(1)  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation. The comparable store sales calculation for fiscal 2011 is on a 52 week basis.
(2)  Calculated using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  Over the last 52 years, Sport Chalet has grown into a chain of 55 specialty sporting goods stores serving California, Nevada, Arizona and Utah, as well as a Team Sales Division and an online store at sportchalet.com.

Business Strategy

Our strategy is to be a leading specialty retailer by being first to market with performance, technology and lifestyle merchandise for the serious sports enthusiast.  We enhance our customer’s shopping experience with a well-trained sales staff who earn recognition and advancement based on their demonstrated merchandise and specialty service knowledge.  This strategy is supported by our investments in technology and marketing to understand customer and merchandise behavior.  Through our customer relationship management program, Action Pass, we are able to fully analyze each member's buying pattern by store and by season, including frequency and specialty services purchased.  In addition, as a direct result in our earlier investment in information technology, we are able to understand how each item we sell performs in every store, by size and by color.  We study our customer’s online behavior and how they use our website to learn more about the products and services we offer in our stores, as well as their online purchasing behavior.  All of these data collection points help us to understand our business within a diverse marketplace and to make more informed decisions relating to marketing, store assortments, employee staffing and training, and store location planning both on a short-term tactical basis as well as on a long-term strategic basis.

Our stores are located in states that are among those hardest hit by the severe downturn in the macroeconomic environment.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  In fiscal 2011, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors sought to emphasize value pricing and to severely reduce store staffing.  As a result of these efforts, we significantly reduced our net loss for fiscal 2011 to $3.0 million, or $0.21 per diluted share, compared to a net loss of $8.3 million, or $0.59 per diluted share for fiscal 2010 and a net loss of $52.2 million, or $3.70 per diluted share for fiscal 2009.

Our comparable store sales, which also declined during the downturn, have begun to stabilize in recent quarters compared to the significant decreases in fiscal 2009 and fiscal 2010.  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation.  We remain focused on continued improvement and return to profitability through the following operating and strategic initiatives:

Striving to have the best trained experts in merchandise and specialty services throughout our Company.  Our focus on specialty services gives us the ability to offer leading specialty brands across all categories and activities which reinforces our commitment to be first to market with performance, technology and lifestyle merchandise.  We are expanding our specialty brands which require continuing to emphasize the availability and proficiency of our sales staff to sell this more complex merchandise.  Being knowledgeable and informed about our broad selection of high quality name brands and numerous specialty items at competitive prices allows us to differentiate ourselves from our competition.

Continuing to micro-merchandise each store to best fit to its individual store market area and customer base.  The information provided by our Action Pass customer relationship program allows us to respond to our customers’ shopping preferences and patterns with continuous improvement in merchandise assortments and category adjacencies and our expanding assortment of specialty brands.  Our store formats were designed to incorporate flexibility and allow us to leverage each store’s strengths by expanding and clarifying the presentation of merchandise categories in which particular store excels by adjusting assortment plans, inventory levels and space allocation on a seasonal basis.  In addition, as particular categories or brands grow or shrink in popularity, we are able to more quickly adjust our merchandise presentations in order to take advantage of changing trends in customer purchasing behavior on a store by store basis.

Continuing to improve the functionality and efficiency of our online store.    We are focused on our online business as a key component of our long-term strategy of expanding our geographic reach.  In addition, we leverage online sales information to improve the micro-merchandising of our stores and to help determine potential trade areas.  To improve the functionality and efficiency of our online business, we are in the process of launching a merchandise recommendation engine, which will recommend items based on past purchase behavior from both our web and store customers.  Currently, all of our merchandise recommendations on the website are managed manually.  We are also in the process of introducing a post purchase ratings and reviews program by sending our customers an email, within 30 days of their purchase, with links to rate and review the merchandise that they ordered.  We also plan to invest in natural search engine optimization.  Currently, sportchalet.com has limited visibility on the internet which limits the amount of traffic we generate.  The opportunity exists to leverage the investment we have made in developing a content rich site to increase in-bound site links and search recognition.  Our online business allows us to better connect with our customers, capture additional market share through an online and offline shopping experience, and raise familiarity with Sport Chalet.

Utilizing our growing Action Pass member data.  We are utilizing Action Pass member data to create more effective marketing vehicles across our entire network of stores as traditional forms of media become less relevant and efficient.

Continuing to refine and expand our Team Sales Division. We are focused on attracting new universities and leagues as customers, while focusing on continuously improving profitability through more efficient manufacturing and embellishment processes.

Fully leveraging our information systems.  We are committed to understanding our business better and to improving efficiency in inventory, payroll and overall operating costs.

Refining our store strategy by evaluating each of our store locations.  In refining our store strategy, we have identified underperforming trade areas within markets where we have stores.  We have established new store performance criteria and intend to replace underperforming trade area stores.  In addition, by using our customer data, we have conducted a nationwide review to identify the best trade areas for expansion as the correct real estate opportunities arise.  We believe the best trade areas are characterized by customer profiles that are similar to those of our best performing existing stores.   Potential real estate opportunities are determined by population, economic condition, local competitive dynamics, lease terms, availability of suitable sites and proximity to existing Sport Chalet stores.  With our expanded use of our customer data collected both in store and online, we are better prepared to enter new markets with distinct micro-merchandising assortments. Our recent lease negotiations have provided increased flexibility in our efforts to replace underperforming stores, and we intend to close stores that do not meet specific financial criteria as their leases terminate.  In establishing the new store performance criteria and specific financial criteria to close stores, we considered our ability to operate them profitably and to manage them effectively.

Despite a restrictive credit market, we entered into an expanded credit facility in October 2010 that has increased our availability and reduced interest rates.  The increased availability under the credit facility provides us with the financial flexibility to pursue our strategic plan and enhances our vendor relationships to source the best technical, performance and lifestyle merchandise.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives will position us for better results in the future as the economy improves.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

The following table sets forth statement of operations data determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for fiscal years 2011 and 2010 (in thousands, except per share amounts).  Fiscal 2011 is a 53 week year and thus includes one extra week in the fourth quarter and ends on April 3, 2011.

	Fiscal year
	2011		2010		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$362,483	100.0%	$353,695	100.0%	$8,788	2.5%
Gross profit	102,352	28.2%	94,822	26.8%	7,530	7.9%
Selling, general and administrative expenses	92,647	25.6%	85,894	24.3%	6,753	7.9%
Depreciation and amortization	10,351	2.9%	12,644	3.6%	(2,293)	(18.1%)
Impairment charge	-	0.0%	10,935	3.1%	(10,935)	*
Loss from operations	(646)	(0.2%)	(14,651)	(4.1%)	14,005	(95.6%)
Interest expense	2,366	0.7%	2,762	0.8%	(396)	(14.3%)
Loss before income taxes	(3,012)	(0.8%)	(17,413)	(4.9%)	14,401	(82.7%)
Income tax provision (benefit)	3	0.0%	(9,139)	(2.6%)	9,142	*
Net loss	(3,015)	(0.8%)	(8,274)	(2.3%)	5,259	(63.6%)

Class A and Class B
Loss per share:
Basic and diluted	$(0.21)		$(0.59)		$0.37	(63.7%)

* Percentage change not meaningful

Net sales increased $8.8 million, or 2.5%, to $362.5 million for fiscal 2011 from $353.7 million for fiscal 2010.  The change in sales is primarily due to the extra week in fiscal 2011 which contributed $5.9 million to sales.  Excluding the extra week in fiscal year 2011, net sales increased $2.9 million, or 0.8% due to sales increases in online and Team Sales divisions of 110% and 15%, respectively, partially offset by a comparable store sales decrease of $1.3 million, or 0.4%.  Continued weak macroeconomic conditions in our markets caused a slight decline in comparable store sales.

Gross profit increased $7.5 million, or 7.9%, primarily as a result of a decrease in rent expense of $3.9 million from successful landlord negotiations and the increase in sales.  As a percent of sales, gross profit increased to 28.2% from 26.8%.

Selling, general and administrative expenses (“SG&A”) increased $6.8 million, or 7.9%.  The increase is primarily due to an increase of $4.7 million in labor to sell higher priced specialty merchandise, which helped increase the dollar value of our average sales transaction by 2.0%, for incentive payments primarily paid to our sales staff, and for the extra week in fiscal 2011, as well as increases in workers compensation expense related to one major claim and credit card fees.  As a percent of sales, SG&A increased to 25.6% from 24.3% as the leverage gained from the sales increase was offset by the higher labor expense.

Depreciation expense decreased $2.3 million, or 18.1%, as a result of the non-cash impairment charge of $10.9 million recorded in fiscal 2010 and the low level of capital expenditures in fiscal 2010 and fiscal 2011 with no new store openings or remodels.

In fiscal 2010, we recorded a tax benefit of $9.1 million due to a refund from a net operating loss carryback.  We will not record income tax benefits until it is determined that is it more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.

Net loss decreased by $5.3 million to $3.0 million, or $0.21 per diluted share for fiscal 2011, from a net loss of $8.3 million, or $0.59 per diluted share for fiscal 2010.  Excluding the non-cash impairment charges and the effect of income taxes in fiscal years 2011 and 2010, we reduced our net loss by $3.5 million to $3.0 million, or $0.21 per diluted share for fiscal 2011, from a net loss of $6.5 million, or $0.46 per diluted share for fiscal 2010.

Fourth Quarter 2011 Compared to Fourth Quarter 2010

The following tables set forth statement of income data and relative percentages of net sales, and the percentage increase or decrease, for the fourth quarter of fiscal years 2011 and 2010 (in thousands, except per share amounts).  Fiscal 2011 is a 53 week year and thus includes one extra week in the fourth quarter and ends on April 3, 2011.

	Fiscal fourth quarter
	2011		2010		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$98,205	100.0%	$90,223	100.0%	$7,982	8.8%
Gross profit	28,440	29.0%	24,983	27.7%	3,457	13.8%
Selling, general and administrative expenses	24,941	25.4%	21,903	24.3%	3,038	13.9%
Depreciation and amortization	2,707	2.8%	2,722	3.0%	(15)	(0.6%)
Income from operations	792	0.8%	358	0.4%	434	121.2%
Interest expense	482	0.5%	657	0.7%	(175)	(26.6%)
Income (loss) before income taxes	310	0.3%	(299)	(0.3%)	609	*
Income tax provision (benefit)	3	0.0%	(21)	(0.0%)	24	*
Net income (loss)	307	0.3%	(278)	(0.3%)	585	*

Class A and Class B
Earnings (loss) per share:
Basic and diluted	$0.02		$(0.02)		$0.04	*

* Percentage change not meaningful

Net sales increased $8.0 million, or 8.8%, to $98.2 million for the fourth quarter of fiscal 2011 from $90.2 million for the fourth quarter of fiscal 2010.  The change in sales is primarily due to the extra week in the fourth quarter of fiscal 2011 which contributed $5.9 million to sales.  Excluding the extra week in the fourth quarter of fiscal year 2011, net sales increased $2.1 million, or 2.4% due to sales increases in online and Team Sales divisions of 60% and 24%, respectively, and a comparable store sales increase of $1.1 million, or 1.3%.  Although we had similar cold, wet weather in our markets during both periods, the comparable store sales increase for the fourth quarter of fiscal 2011 is due to non-winter related hardlines categories.

Gross profit increased $3.5 million, or 13.8%, primarily as a result of the increase in sales.  As a percent of sales, gross profit increased to 29.0% from 27.7% primarily from a reduction in rent.

SG&A increased $3.0 million, or 13.9%.  The increase is primarily due to an increase of $2.4 million in labor to sell higher priced specialty merchandise, for incentive payments primarily paid to our sales staff, and for the extra week in the fourth quarter of fiscal 2011, as well as an increase in workers compensation expense related to one major claim.  As a percent of sales, SG&A increased to 25.4% from 24.3% as the leverage gained from the sales increase was offset by higher labor expense.

Net income increased by $0.6 million to $0.3 million, or $0.02 per diluted share for the fourth quarter of fiscal 2011, compared to a net loss of $0.3 million, or $0.02 per diluted share for the fourth quarter of fiscal 2010. The fourth quarter marked the Company’s first profitable quarter in over three years.

Fiscal 2010 Compared to Fiscal 2009

The following table sets forth statement of operations data determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for fiscal years 2010 and 2009 (in thousands, except per share amounts).

	Fiscal year
	2010		2009		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$353,695	100.0%	$372,652	100.0%	$(18,957)	(5.1%)
Gross profit	94,822	26.8%	88,395	23.7%	6,427	7.3%
Selling, general and administrative expenses	85,894	24.3%	107,651	28.9%	(21,757)	(20.2%)
Depreciation and amortization	12,644	3.6%	14,243	3.8%	(1,599)	(11.2%)
Impairment charge	10,935	3.1%	10,730	2.9%	205	1.9%
Loss from operations	(14,651)	(4.1%)	(44,229)	(11.9%)	29,578	(66.9%)
Interest expense	2,762	0.8%	2,195	0.6%	567	25.8%
Loss before income taxes	(17,413)	(4.9%)	(46,424)	(12.5%)	29,011	(62.5%)
Income tax (benefit) provision	(9,139)	(2.6%)	5,823	1.6%	(14,962)	*
Net loss	(8,274)	(2.3%)	(52,247)	(14.0%)	43,973	(84.2%)

Class A and Class B
Loss per share:
Basic and diluted	$(0.59)		$(3.70)		$3.11	(84.2%)

* Percentage change not meaningful

Net sales decreased $19.0 million, or 5.1%, to $353.7 million for fiscal 2010 from $372.7 million for fiscal 2009.  Sales from four new stores, not included in the comparable store sales calculation, resulted in a $5.9 million increase in sales, or 1.6%.  Sales from our Team Sales and online divisions resulted in $4.6 million increase in sales.  These increases were offset by a comparable store sales decrease of $30.4 million, or 8.3%.  The decrease in comparable store sales is the result of worsening macroeconomic conditions earlier in the year partially offset by improved sales in the fourth quarter from favorable winter weather conditions and improved inventory levels as a result of support from vendors, as compared to the fourth quarter last year.

Gross profit increased $6.4 million, or 7.3%, primarily as a result of a decrease in rent expense of $3.7 million from successful landlord negotiations and a $11.0 million reduction in markdowns primarily related to improved demand for winter merchandise and improved inventory control, offset by the decrease in sales. As a percent of sales, gross profit increased to 26.8% from 23.7%.  The increase is primarily the result of decreased rent and markdowns.

Selling, general and administrative expenses (“SG&A”) decreased $21.8 million, or 20.2%, as expenses related to new stores of $2.2 million were offset by successful expense reduction initiatives of $24.0 million.  Expense reductions included $9.9 million in labor savings from stores, corporate office overhead and the distribution center.  Additional savings include advertising of $5.8 million, professional fees of $3.3 million, repairs and maintenance of $1.0 million and utilities of $1.3 million.  As a percent of sales, SG&A decreased to 24.3% from 28.9% as the expense reductions more than offset the leverage lost from the sales decrease.

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

Liquidity and Capital Resources

In the absence of growth in the number of stores, our primary capital requirements currently are for inventory replenishment and store operations.  From fiscal 2007 to fiscal 2010, we increasingly relied on bank borrowings for our capital needs to fund new store openings and losses from operations.  Despite a restrictive credit market, we entered into an expanded credit facility in October 2010 that allows us to borrow on more favorable terms and conditions.  The credit facility has increased availability and reduced interest rates.  For fiscal 2011, we generated positive cash from operating activities and reduced the utilization of our bank loan from $46.9 million (including a letter of credit of $1.6 million) at March 28, 2010 to $42.5 million (including a letter of credit of $1.6 million) at April 3, 2011.  We believe that cash from operations will be sufficient to fund currently anticipated requirements for the next 12 months and further reduce our dependence on bank borrowings.

Net cash used in or provided by operating activities has generally been the result of net income or loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant items for years ended April 3, 2011 and March 28, 2010:

	Fiscal year
	2011	2010
	(in thousands)
Net loss	$(3,015)	$(8,274)
Depreciation and amortization	10,351	12,644
Impairment charge		10,935
Merchandise inventories	3,692	(8,849)
Accounts payable	(3,392)	(6,085)
Prepaid expenses and other current assets	(3,307)	943
Other accrued expense	(1,104)	(3,470)
Other	(451)	(782)
Net cash provided by (used in) operating activites	$2,774	$(2,938)

Total inventory decreased $3.7 million as average inventory per store decreased 3.8% to $1.7 million from $1.8 million at the end of fiscal 2011 and fiscal 2010, respectively.  The decrease is due to improved inventory management aided by the stability in sales as compared to the prior three fiscal years.  However, the inventory level is higher than planned, and we will continue to focus on reducing the levels over the next 12 months.

Historically, accounts payable increases as inventory increases as occurred during fiscal 2011.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we had slowed payments to our vendors resulting in a large decline in accounts payable balance during fiscal 2010 as we became current.  We remain current with our vendors.

Prepaid expenses and other current assets normally include approximately one month’s rent as most leases require payment at the beginning of each month.  As a result of insufficient cash available during the fourth quarter of fiscal 2009, we held all rent payments for one month.  We are now current with our rent payments; however, due to the timing of our quarter end in fiscal 2010, payments to our landlords were not yet due and mailed subsequent to our quarter end.  The additional week in fiscal 2011 resulted in a return to one month’s rent being reflected in prepaid expenses.

Insufficient cash available during the fourth quarter of fiscal 2009 also caused other accrued expenses to increase $6.1 million as compared to fiscal 2008.  We became current with all expense vendors in fiscal 2010 and remain current.

We will not record income tax benefits until it is determined that is it more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  Our valuation allowance is equal to all of the net deferred tax assets, $23.1 million.

Net cash used in investing activities and fixed assets acquired under capital leases are for capital expenditures as shown below:

	Fiscal year
	2011	2010	2009
	(in thousands)
New stores, relocations and ECommerce	$-	$168	$13,895
Remodels	-	-	230
Existing stores	166	150	505
Information systems	1,485	281	1,475
Rental equipment	661	139	9
Other	-	-	131
Total	$2,312	$738	$16,245

We have not opened new stores since fiscal 2009.  We currently do not anticipate opening new stores in fiscal 2012.  Forecasted capital expenditures for fiscal 2012 are expected to be approximately $6.0 million including $2.0 to $3.0 million for rental equipment primarily related to winter, the result of minimal new purchases for the past four years and two strong winter seasons.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendor’s unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at April 3, 2011), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

In fiscal 2011, our peak borrowing occurred during the week ended November 28, 2010, at which time our credit facility had a borrowing capacity of $70.0 million, of which we utilized $58.2 million (including a letter of credit of $1.6 million) and had $11.8 million in availability, $4.9 million above the EBITDA covenant availability requirement of $6.9 million.  On April 3, 2011, our credit facility had a borrowing capacity of $65.0 million, of which we utilized $42.5 million (including a letter of credit of $1.6 million) and had $16.0 million in availability, $10.2 million above the EBITDA covenant availability requirement of $5.8 million.

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes our contractual obligations as of April 3, 2011:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating Leases (1)	$177,249	$31,598	$57,822	$38,956	$48,873
Capital Leases	1,048	$276	$682	$85	$5
Revolving Credit Facility (2)	40,854	40,854	-	-	-
Letters Of Credit	1,650	1,650	-	-	-
Employment Contracts	509	170	339	-	-
Total Contractual Obligations	$221,310	$74,548	$58,843	$39,041	$48,878

(1) Amounts include the direct lease obligations. Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and are therefore not included. The amount of the excluded expenses are; $10.0 million, $11.5 million and $10.5 million for the fiscal years 2011, 2010 and 2009, respectively. Operating Lease Obligations reflect savings from lease modifications, assume kick-out clauses will be exercised and do not reflect potential renewals or replacements of expiring leases.

(2) Periodic interest payments on the credit facility are not included in the preceding table because interest expense is based on variable indices, and the balance of our credit facility fluctuates daily depending on operating, investing and financing cash flows. The credit facility expires in October 2014 and is shown as less than 1 year due to a "lock box arrangement" per ASC 470-10-45-5A, Debt.

We lease all of our existing store locations.  The leases for most of the existing stores are for approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases.  The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums.  If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  Many of the leases obligate us to pay costs of maintenance, utilities, and property taxes.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $1.6 million relating to workers’ compensation insurance were outstanding as of April 3, 2011 and expire within one year.

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

Inventory Valuation. We value our inventory based on weighted-average cost, using the retail method at the item level.

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

Inherent in the retail method calculation are certain significant management judgments and estimates including markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of carrying cost under the retail method. Management believes that its application of the retail method reasonably states inventory at the lower of cost or market.

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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near the end of our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage accrual at fiscal year end is immaterial.

We have not made any material changes in the accounting methodology used to establish our inventory valuation or the related markdown or inventory loss reserves during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our inventory. However, if estimates regarding consumer demand are inaccurate or our ability to maintain our cost complement percentages for certain merchandise changes in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% change in our reserve for slow moving inventories would not be material to the Company’s financial statements for the past three years.

            Revenue Recognition. Sales are recognized upon the purchase by customers at our retail store locations, less merchandise returned by customers.  Online sales are recognized upon shipment of merchandise to customers.  Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.  We generally accept returns up to 30 days from the date of purchase with a sales receipt or proof of purchase.  Typically refunds are in the same form of payment originally received from the customer.  We accommodate customers who do not have a receipt or proof of purchase by offering an exchange or store credit. When available we track the original sale date with each return and provide a reserve for projected merchandise returns based on this historical experience.  As the reserve for merchandise returns is based on estimates, the actual returns could differ from the reserve, which could impact sales.

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

We have a customer loyalty program, Action Pass, which allows members to earn points for each purchase completed at our stores. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned are included in accrued expenses and recorded as a reduction in sales at the time the points are earned, based on the retail value of points that are projected to be redeemed. A 10% change in our customer loyalty program liability at April 3, 2011, would not be material to the Company’s financial statements.

Gift Card/Certificate Redemption. We offer our customers the option of purchasing gift cards and, in the past, gift certificates which may be used toward the future purchase of our merchandise. Revenue from gift cards, gift certificates and store merchandise credits (the “Gift Cards”) is recognized at the time of redemption. The Gift Cards have no expiration dates. We record unredeemed Gift Cards as a liability until the point of redemption.

Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon over five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. A 10% change in our breakage estimates at April 3, 2011, would not be material to the Company’s financial statements.

We recognize Breakage at the time of redemption of Gift Cards.  The revenue from Breakage is included in the income statement line item net sales and amounted to $0.4 million, $0.5 million and $0.6 million for fiscal years 2011, 2010 and 2009, respectively.

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

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured accruals at April 3, 2011, would not be material to the Company’s financial statements.

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

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.  We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.  Using the impairment evaluation methodology described herein, we recorded long-lived asset impairment charges totaling $10.9 million and $10.7 million, in the aggregate, during fiscal 2010 and 2009, respectively.  The carrying value of property and equipment was approximately $26.8 million as of April 3, 2011.

Accounting for Income Taxes.  As part of the process of preparing the consolidated financial statements, income taxes are estimated for each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are generally included within the balance sheet. The likelihood that deferred tax assets will be recovered from future taxable income is assessed, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that future recovery is not likely, a valuation allowance would be established. To the extent that a valuation allowance is established or increased, an expense will be included within the tax provision in the income statement.

Based largely on the magnitude of this year’s loss, the cumulative losses to date, the near term outlook and other available objective evidence, management concluded that a valuation allowance equal to all of the net deferred tax assets, $23.1 million, should be recorded as the Company’s ability to return to profitability during the loss carryforward period does not meet the “more likely than not” standard.  The net deferred assets include federal and state net operating loss carryforwards of $15.3 million and $41.2 million, respectively, which can be carried forward for a period of up to 20 years.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases.  In August 2010, the FASB issued an exposure draft, Leases, which would replace the existing guidance in ASC Topic 840, Leases.  When and if effective, this proposed standard will likely have a significant impact in our consolidated financial statements.  However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have in our consolidated financial statements at this time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, have evaluated the Company’s disclosure controls and procedures, and have concluded that, as of the end of the period covered by this report, these controls and procedures are effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of April 3, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the fiscal quarter ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

(2)	Schedules – Valuations and Qualifying Accounts.

For fiscal years 2011, 2010 and 2009, in thousands.

Allowance for	Balance at			Balance at
Sales Returns	Beginning of			End of
(Year ended)	Period	Additions	Deductions	Period
4/3/2011	$433	$21,457	$21,469	$421
3/28/2010	$374	$29,041	$28,982	$433
3/29/2009	$443	$21,222	$21,291	$374

(b)           Exhibits - See Index on Page 53.

Sport Chalet, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sport Chalet, Inc.

    We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. and subsidiaries as of April 3, 2011 and March 28, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 3, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. and subsidiaries as of April 3, 2011 and March 28, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 3, 2011, in conformity with accounting principles generally accepted in the United States of America

/s/ Moss Adams LLP

Los Angeles, California
June 7, 2011

Sport Chalet, Inc.

Consolidated Statements of Operations

	Fiscal year
	2011	2010	2009
	(in thousands, except per share amounts)

Net sales	$362,483	$353,695	$372,652
Costs of goods sold, buying and occupancy costs	260,131	258,873	284,257
Gross profit	102,352	94,822	88,395

Selling, general and administrative expenses	92,647	85,894	107,651
Depreciation and amortization	10,351	12,644	14,243
Impairment charge	-	10,935	10,730
Loss from operations	(646)	(14,651)	(44,229)

Interest expense	2,366	2,762	2,195
Loss before income taxes	(3,012)	(17,413)	(46,424)

Income tax provision (benefit)	3	(9,139)	5,823
Net loss	$(3,015)	$(8,274)	$(52,247)

Loss per share:
Basic and diluted	$(0.21)	$(0.59)	$(3.70)

Weighted average number of common shares outstanding:
Basic and diluted	14,189	14,126	14,123

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Balance Sheets

	April 3, 2011	March 28, 2010
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$51	$2,906
Accounts receivable, net of allowances for doubtful accounts of $324 and $348, respectively	2,109	2,403
Merchandise inventories	93,588	97,280
Prepaid expenses and other current assets	4,542	1,235
Income tax receivable	-	12
Total current assets	100,290	103,836

Fixed assets, net	26,830	34,873
Total assets	$127,120	$138,709

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,606	$24,998
Loan payable to bank	40,854	45,290
Salaries and wages payable	3,247	3,972
Other accrued expenses	15,912	15,909
Total current liabilities	81,619	90,169

Deferred rent	23,055	24,056
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000; Issued and outstanding shares – none	-	-
Class A Common stock, $.01 par value: Authorized shares – 46,000,000; Issued and outstanding shares – 12,413,490 in 2011 and 12,412,490 in 2010	124	124
Class B Common stock, $.01 par value: Authorized shares – 2,000,000; Issued and outstanding shares – 1,775,821 in 2011 and 1,770,821 in 2010	18	18
Additional paid-in capital	36,107	35,130
Accumulated deficit	(13,803)	(10,788)
Total stockholders’ equity	22,446	24,484
Total liabilities and stockholders’ equity	$127,120	$138,709

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A		Class B			Retained
					Additional	Earnings
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Total
	(in thousands, except share amounts)
Balance at March 30, 2008	12,359,990	$124	1,763,321	$18	$34,094	$49,733	$83,969
Excess tax benefit from share-based compensation					10		10
Share-based compensation					354		354
Net loss for 2009						(52,247)	(52,247)
Balance at March 29, 2009	12,359,990	$124	1,763,321	$18	$34,458	$(2,514)	$32,086
Options exercised	52,500	1	7,500		142		142
Share-based compensation					530		530
Net loss for 2010						(8,274)	(8,274)
Balance at March 28, 2010	12,412,490	$124	1,770,821	$18	$35,130	$(10,788)	$24,484
Options exercised	1,000		5,000		12		12
Share-based compensation					965		965
Net loss for 2011						(3,015)	(3,015)
Balance at April 3, 2011	12,413,490	$124	1,775,821	$18	$36,107	$(13,803)	$22,446

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Fiscal year
	2011	2010	2009
Operating activities	(in thousands)
Net loss	$(3,015)	$(8,274)	$(52,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,351	12,644	14,243
Loss on disposal of equipment	4	4	173
Impairment charge	-	10,935	10,730
Share-based compensation	965	530	354
Deferred income taxes	-	-	5,723
Changes in operating assets and liabilities:
Accounts receivable	294	(969)	(75)
Merchandise inventories	3,692	(8,849)	(2,286)
Prepaid expenses and other current assets	(3,307)	943	3,992
Income tax receivable	12	992	401
Accounts payable	(3,392)	(6,085)	1,602
Salaries and wages payable	(725)	(178)	(470)
Other accrued expenses	(1,104)	(3,470)	6,125
Deferred rent	(1,001)	(1,161)	996
Net cash provided by (used in) operating activities	2,774	(2,938)	(10,739)

Investing activities
Purchases of fixed assets	(1,205)	(738)	(16,245)
Net cash used in investing activities	(1,205)	(738)	(16,245)

Financing activities
Proceeds from bank borrowings	384,409	396,262	321,979
Repayment of bank borrowings	(388,845)	(390,112)	(300,055)
Checks drawn in excess of cash in balances	-	-	1,446
Proceeds from exercise of stock options	12	142	-
Excess tax benefit from share-based compensation	-	-	10
Net cash (used in) provided by financing activities	(4,424)	6,292	23,380

(Decrease) increase in cash and cash equivalents	(2,855)	2,616	(3,604)
Cash and cash equivalents at beginning of year	2,906	290	3,894
Cash and cash equivalents at end of year	$51	$2,906	$290

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes	$-	$-	$52
Interest	$2,274	$2,645	$1,716

Supplemental Disclosure of non-cash investing and financing activities
Fixed assets acquired under capital leases	$1,107	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Operations

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz (the “Founder”) in 1959, is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of April 3, 2011, the Company operated 55 stores including 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.  Sport Chalet, Inc. has two wholly owned subsidiaries: Sport Chalet Value Services, LLC and Sport Chalet Team Sales, Inc.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest to the last day of March.  Fiscal years 2011, 2010, and 2009 ended on April 3, 2011, March 28, 2010, and March 29, 2009, respectively.  All fiscal years presented include 52 weeks of operations except fiscal 2011, which includes 53 weeks.

Common Stock

The Company has two classes of common stock.  Each share of Class B Common Stock entitles the holder to one vote, and each share of Class A Common Stock entitles the holder to 1/20th of one vote.  The Class A Common Stock and the Class B Common Stock will generally vote on all matters as a single class, except as required by applicable law.  The holders of Class A Common Stock, voting as a separate class, are also entitled to elect one director, and the affirmative vote of the holders of a majority of the shares of Class A Common Stock, voting as a separate class, will be required to amend certain provisions of the Company's Certificate of Incorporation.

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

The Founder along with certain members of management collectively own approximately 63% of the outstanding shares of the Class A Common Stock and Class B Common Stock at April 3, 2011.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

Our management of cash provides for the reimbursement of all bank disbursement accounts on a daily basis.  Accounts payable at April 3, 2011 and March 28, 2010 includes $3.3 million and $3.1 million, respectively, of checks drawn but not yet presented for payment.

The Company has a concentration of credit risk when cash deposits in banks are in excess of federally insured limits in the event of nonperformance by the related financial institution.  However, management does not anticipate nonperformance by these financial institutions.

Merchandise Inventories

We value our inventory based on weighted-average cost, using the retail method at the item level.

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

Inherent in the retail method calculation are certain significant management judgments and estimates including markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of carrying cost under the retail method. Management believes that its application of the retail method reasonably states inventory at the lower of cost or market.

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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near the end of our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage accrual at fiscal year end is immaterial.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

	April 3, 2011	March 28, 2010
Customers	$2,284	$1,780
Vendors	19	672
Other	130	299
	2,433	2,751
Allowance for doubtful accounts	(324)	(348)
Net accounts receivable	$2,109	$2,403

Fixed Assets

Fixed assets are primarily fixtures, equipment, and leasehold improvements which are stated on the basis of cost.  Depreciation of fixtures and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on the straight-line method over the shorter of the life of the asset or the remaining lease term, taking into consideration modifications to lease agreements which may shorten the remaining lease term.

The estimated useful lives of the assets are as follows:

Fixtures and equipment	5-7 years
Computer software and equipment	3-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years

The following is a summary of the components of fixed assets, in thousands:

	April 3, 2011	March 28, 2010
Fixtures and equipment	$39,968	$40,168
Computer software and equipment	33,216	31,530
Rental equipment	6,630	6,630
Vehicles	361	438
Leasehold improvements	62,980	62,838
	143,155	141,604
Accumulated depreciation	(116,325)	(106,731)
Net fixed assets	$26,830	$34,873

Maintenance and repairs are charged to expense as incurred, and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When leasehold improvements or equipment are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in operations.

Long-Lived Assets

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

Non-cash impairment charges of $10.9 million and $10.7 million were recorded in fiscal 2010 and 2009, related to six and nine stores, respectively, with significantly lower than expected sales volume which, based on recent trends, are not expected to obtain sufficient cash flow over their remaining lease terms to support the net book value of their leasehold improvements and fixtures.  The existence of the impairment was assessed by calculating the net cash flow of each individual store on an undiscounted basis and comparing it to the net book value of the individual store.  The actual impairment charge was measured by determining the fair value of the store's assets, calculated based on the discounted net cash flow of the store over the remaining lease term, and comparing it to the book value.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to their short-term nature.

Pre-opening Costs

Non-capital expenditures incurred prior to the opening of a new store are charged to operations as incurred.

Revenue Recognition

Revenue from retail sales are recognized at the time the customer receives the merchandise, net of sales tax and an allowance for estimated returns. Online sales are recognized upon shipment of merchandise to customers. Issuance of gift cards and store credits are recorded as a liability until redeemed for merchandise. Revenues from services and licensing agreements are generally recorded on a cash basis, which approximates when the revenue is earned, and are not material.

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

Gift Card/Certificate Redemption

Gift cards and certificates are issued by the Company to be used toward the future purchase of the Company’s merchandise. Revenue from gift cards, gift certificates and store merchandise credits (the “Gift Cards”) are recognized at the time of redemption.   The Gift Cards have no expiration dates.

The Company’s experience indicates that not all issued Gift Cards are redeemed (the “Breakage”).  Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.  The Company recognizes Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to $0.4 million, $0.5 million and $0.6 million for fiscal years 2011, 2010 and 2009, respectively.

Cost of Goods Sold, Buying and Occupancy

Cost of goods sold, buying and occupancy includes merchandise costs, net of discounts and allowances, and inbound freight charges, as well as distribution center, purchasing, and occupancy costs.  Distribution center costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s merchandise.  Occupancy costs primarily consist of store rent.  All these costs reflect, in management’s opinion, the direct cost involved in bringing the Company’s merchandise to market.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $4.5 million, $4.3 million and $9.9 million for fiscal years 2011, 2010 and 2009, respectively.  The amount of vendor reimbursements amounted to $2.0 million, $3.4 million and $4.1 million for fiscal years 2011, 2010 and 2009, respectively.

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

When lease agreements are modified any remaining balance of deferred rent or credits are amortized on a straight line basis over the new term beginning on the effective date of the modification over the modified remaining lease term.  Changes to future rent payments are also amortized on a straight line basis.   Some lease modifications feature kick-out clauses, which allow the Company to terminate the lease at its option at a specified date when contractually defined minimum sales volumes are not exceeded.  We determine the probability of exceeding the sales volume and if necessary use the shorter of the kick-out clause date or the remaining lease term as the straight line amortization period.

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

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are illustrated below:

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

	Fiscal year
	2011	2010	2009
	(in thousands, except per share data)
Basic and diluted loss per share computation:
Net loss	$(3,015)	$(8,274)	$(52,247)

Denominator:
Weighted average common shares
outstanding	14,189	14,126	14,123
Basic and diluted loss per share	$(0.21)	$(0.59)	$(3.70)

Options to purchase an aggregate of 1,791,321, 1,910,936 and 1,907,955 shares for fiscal years 2011, 2010 and 2009, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Total stock-based compensation expense recognized for the 2011, 2010 and 2009 fiscal years was $1.0 million, $0.5 million and $0.4 million, respectively.

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

	Fiscal year
	2011	2010	2009
Risk-free interest rate	2.0%	2.3%	3.0%
Expected volatility	93.2%	92.5%	39.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	8.2	6.4	7.5

The weighted average fair value of options granted during fiscal 2011, 2010 and 2009 was $1.76,   $1.89 and $2.19, respectively.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases.  In August 2010, the FASB issued an exposure draft, Leases, which would replace the existing guidance in ASC Topic 840, Leases.  When and if effective, this proposed standard will likely have a significant impact in our consolidated financial statements.  However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have in our consolidated financial statements at this time.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

3. Loans Payable to Bank

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendor’s unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at April 3, 2011), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

At April 3, 2011, there is $40.9 million outstanding under the facility as well as letters of credit amounting to $1.6 million relating to relating to workers’ compensation insurance.

The weighted average interest rate on borrowings during the 2011, 2010 and 2009 fiscal years was 4.23%, 4.86% and 4.97%, respectively.

4. Other Accrued Expenses

Other accrued expenses consist of the following, in thousands:

	April 3, 2011	March 28, 2010
Amount due to customers	$4,566	$5,690
Accrued sales tax	3,552	3,088
Self-insurance accruals	2,199	1,260
Other	5,595	5,871
Other accrued expenses	$15,912	$15,909

5. Commitments and Contingencies

The Company leases all buildings (including its corporate office space and three stores from the Company’s Founder). The leases for most of the existing stores are approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases.  The leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space to begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  Many of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes.

Future minimum payments, including lease modifications, by year and in the aggregate, under those leases with terms of one year or more, in thousands, consist of the following at April 3, 2011:

	Leases with Founder	Unrelated Leases	Total
2012	$2,569	$29,028	$31,597
2013	2,332	28,316	30,648
2014	2,142	25,033	27,175
2015	2,075	20,184	22,259
2016	1,460	15,238	16,698
Thereafter	2,524	46,348	48,872
	$13,102	$164,147	$177,249

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Total rent expense amounted to $37.2 million, $41.2 million and $44.8 million for fiscal years 2011 2010 and 2009, respectively, which include $3.1 million, $3.2 million and $2.8 million, respectively, for the leases with the Founder. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1.6 million, $1.7 million and $0.6 million for fiscal years 2011, 2010 and 2009, respectively.

Pursuant to his amended employment contract dated April 1, 2000, the Founder is paid a base salary of $0.2 million per year until March 31, 2014.

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

6. Income Taxes

The provision (benefit) for income taxes for fiscal years 2011, 2010 and 2009, in thousands, consists of the following:

	Fiscal year
	2011	2010	2009
Federal:
Current	$-	$(9,136)	$(32)
Deferred	-	-	3,565
	-	(9,136)	3,533
State:
Current	3	(3)	83
Deferred	-	-	2,207
	3	(3)	2,290
	$3	$(9,139)	$5,823

In fiscal 2010, we recorded a tax benefit of $9.1 million related to the portion of the 2009 net operating loss that was previously not carried back and reduced the associated valuation allowance.

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of April 3, 2011, our net deferred tax assets and related valuation allowance totaled $23.1 million.  The Company has federal and state net operating loss carryforwards of $15.3 million and $41.2 million, respectively, which can be carried forward for a period of up to 20 years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of fiscal year end 2011 and 2010, in thousands, are as follows:

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

	Fiscal year
	2011		2010
	Current	Non-current	Current	Non-current
Deferred tax assets:
Fixed assets	$-	$10,336	$-	$9,655
Net operating loss carryforward	-	7,550	-	6,714
Inventory reserves	2,219	-	2,020	-
Accrued vacation	457	-	425	-
Self-insurance accruals	995	-	588	-
Allowance for bad debt and sales returns	297	-	311	-
Deferred rent	-	248	-	1,067
Other	1,046	-	1,181	-
Total deferred tax assets before valuation allowance	5,014	18,134	4,525	17,436
Valuation allowance	(5,014)	(18,134)	(4,525)	(17,436)
Total deferred tax assets	$-	$-	$-	$-

A reconciliation of the provision for income taxes for fiscal years 2011, 2010 and 2009 with the amount computed using the federal statutory rate, in thousands, follows:

	Fiscal year
	2011	2010	2009
Statutory rate, 34% applied to loss before taxes	$(1,025)	$(5,920)	$(15,663)
State taxes, net of federal tax effect	(176)	(1,016)	(2,688)
Deferred tax valuation allowance	1,179	(2,102)	24,063
Other, net	25	(101)	111
	$3	$(9,139)	$5,823

We determined there is no liability related to uncertain tax positions.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax years after fiscal 2007 remain open to examination by the Internal Revenue Service.  The tax years after fiscal 2006 remain open to examination by state tax authorities.

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

In November 2009, we completed an offer to exchange certain employee stock options for new options (the "Option Exchange").   Under the Option Exchange, each eligible employee, other than the Chief Executive Officer, Chief Financial Officer and members of the Board of Directors, were given the opportunity to exchange some or all of his or her outstanding options to purchase shares of Class A Common Stock, with exercise prices equal to or greater than $2.38 per share, that were granted under the Company's 1992 Incentive Award Plan or 2004 Equity Incentive Plan, for new options to purchase a fewer number of shares than the exchanged options. The number of shares underlying the new options equaled one-half of the number of shares underlying the exchanged options. The exercise price of the new options was $1.71, the closing price of the Class A Common Stock on the new option grant date, November 9, 2009, as reported by The Nasdaq Global Market. The new options vest in two equal installments, one-half on the first anniversary of the new option grant date and the remaining one-half on the second anniversary of the new option grant date, regardless of whether the exchanged options were fully or partially vested. The term of the new options is six years, regardless of the remaining term of the exchanged options.  Options to purchase an aggregate of 721,927 shares of Class A Common Stock were exchanged for new options to purchase an aggregate of 360,976 shares of Class A Common Stock.  The new options issued in the Option Exchange was accounted for as a modification of equity classified awards in accordance with the Financial Accounting Standards Board (FASB) ASC 718-10-50-2.h.2.  A total of 147 employees participated in the Option Exchange and the total incremental compensation cost resulting from the Option Exchange was not material.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

As of April 3, 2011, there were 581,255 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 2011 fiscal year is presented in the following table:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Options	Exercise Price	Term (Years)	(in 000's)
Outstanding as of March 28, 2010	1,910,936	$2.91
Granted	89,500	2.14
Exercised	(96,000)	2.36
Forfeited or expired	(113,115)	3.38
Outstanding as of April 3, 2011	1,791,321	$2.87	6.7	$192

Vested as of April 3, 2011	975,271	$3.42	5.8	$76

Options to purchase Class A Common Stock and Class B Common Stock are combined in the table above.  The aggregate intrinsic value is based on the Company’s closing stock price of $2.03 and $2.07 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended April 3, 2011.  During the 2011 fiscal year, the total fair value of options vested was $1.1 million.

The non-vested stock option activity during the 2011 fiscal year is presented in the following table:

		Weighted
		Average
	Shares	Fair Value
Nonvested, March 28, 2010	1,400,576	$1.61
Granted	89,500	2.14
Vested	(600,252)	2.07
Forfeited	(74,774)	2.70
Nonvested, April 3, 2011	815,050	$2.19

As of April 3, 2011, total unrecognized share-based compensation expense related to non-vested stock options was $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The Company issues new shares of common stock upon exercise of stock options.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Additional information regarding options outstanding as of April 3, 2011, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Years)	Price	Shares	Price
Under $3.00	1,310,320	7.73	$1.90	574,820	$1.93
$3.00 to $4.49	182,250	1.16	4.13	176,250	4.13
$4.50 to $5.99	124,250	7.16	4.78	49,700	4.78
$6.00 to $7.50	146,501	4.60	7.21	146,501	7.21
$7.51 to $10.00	28,000	4.79	8.43	28,000	8.43
$0.00 to $10.00	1,791,321	6.72	$2.87	975,271	$3.42

8. Employee Retirement Plan

The Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”) covers all eligible employees.  Employees who have completed three months of service and are 21 years of age or older are eligible to participate.  Employees may contribute from 2% to 100% of their eligible earnings or the government limit (whichever is less).  The Company matched 25% of the first 4% of employee pre-tax earnings deferred into the 401(k) Plan up to December 31, 2009.  The Company expense related to this plan was $0.1 million for fiscal years 2010 and 2009.

9. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (dollar amounts in thousands, except per share amounts).

	Fourth	Third	Second	First
FY 2011	Quarter	Quarter	Quarter	Quarter
Net sales	$98,205	$95,828	$88,763	$79,687
Gross profit	28,440	26,364	25,008	22,540
Income (loss) from operations	792	(318)	131	(1,251)
Net income (loss)	307	(861)	(518)	(1,943)
Basic and diluted earnings (loss) per share	$0.02	$(0.06)	$(0.04)	$(0.14)

	Fourth	Third	Second	First
FY 2010	Quarter	Quarter	Quarter	Quarter
Net sales	$90,223	$95,258	$88,811	$79,403
Gross profit	24,983	24,018	24,831	20,990
Income (loss) from operations	358	(12,097)	(509)	(2,403)
Net loss	(278)	(3,800)	(1,212)	(2,984)
Basic and diluted loss per share	$(0.02)	$(0.27)	$(0.09)	$(0.21)

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

/s/ CRAIG L. LEVRA	Date: June 7, 2011
Craig L. Levra, Chairman,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ HOWARD K. KAMINSKY	Date: June 7, 2011
Howard K. Kaminsky, Executive Vice President –
Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ JOHN R. ATTWOOD	Date: June 7, 2011
John R. Attwood, Director

/s/ DONALD J. HOWARD	Date: June 7, 2011
Donald J. Howard, Director

/s/ RACHEL C. GLASER	Date: June 7, 2011
Rachel C. Glaser, Director

/s/ ERIC S. OLBERZ	Date: June 7, 2011
Eric S. Olberz, Director

/s/ RANDALL G. SCOVILLE	Date: June 7, 2011
Randall G. Scoville, Director

/s/ KEVIN J. VENTRUDO	Date: June 7, 2011
Kevin J. Ventrudo, Director

Exhibit Index

Number	Description

3.1	Restated Certificate of Incorporation, restated as of November 4, 2009.	(1)

3.2	Bylaws, of Sport Chalet, Inc., amended as of September 15, 2009.	(2)

4.1	Form of Certificate for the Class A Common Stock.	(3)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1*	1992 Incentive Award Plan.	(5)

10.2*	Sport Chalet Stock Option Incentive Award Agreement.	(6)

10.3*	2004 Equity Incentive Plan.	(7)

10.4*	Sport Chalet 2004 Equity Incentive Plan Stock Option Agreement.	(8)

10.5*	Form of Director and Officer Indemnification Agreement.	(9)

10.6	Retail Lease for La Cañada store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	(10)

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(11)

10.8	First Amendment to Lease for Huntington Beach store dated as of March 31, 2006, between the Company and Huntington Beach Properties, Inc.	(12)

10.9	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(13)

10.10	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(14)

10.11	Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(15)

10.12	Amendment No. 2 to Business Loan Agreement dated as of June 19, 1998, between the Company and Bank of America, N.A.	(16)

10.13	Amendment No. 3 to Business Loan Agreement dated as of November 20, 2001, between the Company and Bank of America, N.A.	(17)

10.14	Amendment No. 4 to Business Loan Agreement dated as of June 10, 2002, between the Company and Bank of America, N.A.	(18)

10.15	Amendment No. 5 to Loan Agreement dated as of September 25, 2003, between the Company and Bank of America, N.A.	(19)

10.16	Amendment No. 6 to Loan Agreement dated as of September 30, 2006, between the Company and Bank of America, N.A.	(20)

10.17	Amendment No. 7 to Loan Agreement dated as of March 31, 2006, between the Company and Bank of America, N.A.	(21)

10.18	Amendment No. 8 to Loan Agreement dated as of April 19, 2007, between the Company and Bank of America, N.A.	(22)

10.19	Loan Agreement dated as of August 31, 2007, between the Company and Bank of America, N.A.	(23)

10.20	Security Agreement dated August 31, 2007, between the Company and Bank of America, N.A.	(24)

Exhibit Index

Number	Description

10.21	Amended and Restated Loan and Security Agreement dated as of June 20, 2008, between the Company, together with each of the other Obligated Parties party thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(25)

10.22	Second Amended and Restated Loan and Security Agreement dated as of October 18, 2010, between the Company, together with each of the other Obligated Parties party thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(26)

10.23	Pledge Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(27)

10.24	Secured Continuing Guaranty dated as of June 20, 2008, by Sport Chalet Value Services, LLC in favor of Bank of America, N.A., as administrative agent for the Lenders.	(28)

10.25	Website Security Agreement and Power of Attorney dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(29)

10.26	Post Closing Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(30)

10.27	Trademark Security Agreement dated as of June 20, 2008, between the Company and Bank of America, N.A., as administrative agent for the Lenders.	(31)

10.28	First Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement dated as of December 28, 2008, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(32)

10.29	Letter agreement dated as of December 28, 2008, among the Company, Sport Chalet Value Services, LLC and Bank of America, N.A.	(33)

10.30	Second Amendment to Amended and Restated Loan and Security Agreement and Limited Forbearance Agreement dated as of January 29, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(34)

10.31	Third Amendment to Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 2, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(35)

10.32	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of May 4, 2009, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(36)

10.33	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of August 5, 2010, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(37)

10.34*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(38)

10.35*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(39)

10.36*	Employment Agreement dated as of December 31, 2008, between the Company and Craig L. Levra.	(40)

10.37*	Employment Agreement dated as of December 31, 2008, between the Company and Howard K. Kaminsky.	(41)

10.38*	Employment Agreement dated as of December 31, 2008, between the Company and Dennis D. Trausch.	(42)

Exhibit Index

Number	Description

10.39*	Employment Agreement dated as of December 31, 2008, between the Company and Thomas H. Tennyson.	(43)

10.40*	Employment Agreement dated as of December 31, 2008, between the Company and Tim Anderson.	(44)

10.41*	Form of letter agreement dated as of March 31, 2006 re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(45)

14.1	Code of Conduct.	(46)

23.1	Consent of Independent Registered Public Accounting Firm	†

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(6)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2004 annual meeting of stockholders.

(7)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).

(9)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(10)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

Exhibit Index

Number	Description

(12)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(13)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(18)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on October 3, 2005.

(21)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(22)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2007.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 31, 2007.

(25)	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(26)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 21, 2010.

(27)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(28)	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(29)	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(30)	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(31)	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2008.

(32)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 16, 2009.

Exhibit Index

Number	Description

(33)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 16, 2009.

(34)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2009.

(35)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 2, 2009.

(36)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2009.

(37)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2010.

(38)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(39)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 9, 2005.

(40)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(41)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(42)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(43)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(44)	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 8, 2009.

(45)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2006.

(46)	Incorporated by reference to Exhibit 14.1 to Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.