Form 10-Q
period 2011-07-03
SPORT CHALET INC
filed 2011-08-05
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

At August 5, 2011, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended
	July 3, 2011	June 27, 2010
	(in thousands, except per share amounts)

Net sales	$82,824	$79,687
Cost of goods sold, buying and occupancy costs	59,000	57,147
Gross profit	23,824	22,540

Selling, general and administrative expenses	21,615	21,152
Depreciation and amortization	2,568	2,639
Loss from operations	(359)	(1,251)

Interest expense	465	692
Loss before income taxes	(824)	(1,943)

Income tax provision	2	-
Net loss	$(826)	$(1,943)

Loss per share:
Basic and diluted	$(0.06)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	14,190	14,187

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	April 3,
	2011	2011
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,320	$51
Accounts receivable, net	3,487	2,109
Merchandise inventories	98,827	93,588
Prepaid expenses and other current assets	4,300	4,542
Total current assets	109,934	100,290

Fixed assets, net	24,565	26,830
Total assets	$134,499	$127,120

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,266	$21,606
Loan payable to bank	44,501	40,854
Salaries and wages payable	4,369	3,247
Other accrued expenses	15,144	16,943
Total current liabilities	91,280	82,650

Deferred rent	21,324	22,024
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares - 46,000,000 Issued and outstanding shares – 12,414,490 at July 3, 2011 and 12,413,490 at April 3, 2011	124	124
Class B Common Stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – 1,775,821 at July 3, 2011 and 1,775,821 at April 3, 2011	18	18
Additional paid-in capital	36,382	36,107
Accumulated deficit	(14,629)	(13,803)
Total stockholders’ equity	21,895	22,446
Total liabilities and stockholders’ equity	$134,499	$127,120

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	13 weeks ended
	July 3, 2011	June 27, 2010
	(in thousands)
Operating activities
Net loss	$(826)	$(1,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,568	2,639
Share-based compensation	275	149
Changes in operating assets and liabilities:
Accounts receivable	(1,378)	(520)
Merchandise inventories	(5,239)	(2,116)
Prepaid expenses and other current assets	242	285
Income tax receivable	-	10
Accounts payable	5,660	237
Salaries and wages payable	1,122	(1,128)
Other accrued expenses	(1,953)	(2,488)
Deferred rent	(700)	(321)
Net cash used in operating activities	(229)	(5,196)

Investing activities
Purchase of fixed assets	(149)	(223)
Net cash used in investing activities	(149)	(223)

Financing activities
Proceeds from bank borrowing	89,740	89,337
Repayment of bank borrowing	(86,093)	(84,214)
Proceeds from exercise of stock options	-	12
Net cash provided by financing activities	3,647	5,135

Increase (decrease) in cash and cash equivalents	3,269	(284)
Cash and cash equivalents at beginning of period	51	2,906
Cash and cash equivalents at end of period	$3,320	$2,622

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$436	$649

Supplemental Disclosure of non-cash investing and financing activities
Fixed assets acquired under capital leases	$154	$-

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of July 3, 2011, the Company operated 55 stores including 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all material adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included in the interim periods.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011. The condensed consolidated financial data at April 3, 2011 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  Interim results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications were made to the prior year financial statements to conform to current period presentation with regard to deferred rent and other accrued expenses in the condensed consolidated balance sheet and the condensed consolidated statement of cash flows.

2.           Income Taxes

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of July 3, 2011, our net deferred tax assets and related valuation allowance totaled $23.5 million.  The Company has federal and state net operating loss carryforwards of $16.5 million and $43.5 million, respectively, which can be carried forward for a period of up to 20 years.

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

	13 weeks ended
	July 3, 2011	June 27, 2010
	(in thousands, except per share amounts)
Net loss	$(826)	$(1,943)

Weighted average common shares outstanding	14,190	14,187

Basic and diluted loss per share	$(0.06)	$(0.14)

Options to purchase an aggregate of 1,940,946 and 1,777,284 shares for the 13 weeks ended July 3, 2011 and June 27, 2010, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4.           Loan Payable to Bank

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at July 3, 2011), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

On July 3, 2011, the bank credit facility had a borrowing capacity of $65.0 million, of which we utilized $47.1 million (including a letter of credit of $2.6 million) and had $16.2 million in availability, $9.9 million above the EBITDA covenant availability requirement.  We reduced our borrowings under the bank credit facility by 12% or $5.9 million to $44.5 million at July 3, 2011 from $50.4 million at June 27, 2010.

5.           Recently Issued Accounting Pronouncements

The following is a list of recently issued accounting pronouncements, none of which have had or are expected to have a material impact on our results of operations, cash flows or financial position.

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The adoption of this guidance will not have a material impact on our financial statements.

                In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The adoption of this guidance will not have a material impact on our financial statements.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of July 3, 2011, we operated 55 stores, including 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah, comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  Our stores offer over 50 services for the sports enthusiast, including climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, custom golf club fitting, racquet stringing, and bicycle tune-up and repair.  In addition, we have a Team Sales Division and an online store at sportchalet.com.

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in the industry, Norbert’s goal was:  to “see things through the eyes of the customer;” to “do a thousand things a little bit better;” to focus on “not being the biggest, but the best,” to “be the image of the sportsperson,” and to “create ease of shopping.”

Business Strategy

Our strategy is to be a leading specialty retailer by being first to market with performance, technology and lifestyle merchandise for the serious sports enthusiast.  We enhance our customer’s shopping experience with a well-trained sales staff who earn recognition and advancement based on their demonstrated merchandise and specialty service knowledge.  This strategy is supported by our investments in technology and marketing to understand customer and merchandise behavior.  Through our customer relationship management program, Action Pass, we are able to fully analyze each member's buying pattern by store and by season, including frequency and specialty services purchased.  In addition, as a direct result of our earlier investment in information technology, we are able to understand how each item we sell performs in each store, by size and by color.  We study our customer’s online behavior and how they use our website to learn more about the products and services we offer in our stores, as well as their online purchasing behavior.  This data helps us to understand our business within a diverse marketplace and to make more informed decisions relating to marketing, store assortments, employee staffing and training, and store location planning both on a short-term tactical basis as well as on a long-term strategic basis.

Our stores are located in states that are among those hardest hit by the severe downturn in the macroeconomic environment.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  In fiscal 2011, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors sought to emphasize value pricing and to severely reduce store staffing.  As a result of these efforts, we significantly reduced our net loss for fiscal 2011 to $3.0 million, or $0.21 per diluted share, compared to a net loss of $8.3 million, or $0.59 per diluted share, for fiscal 2010 and a net loss of $52.2 million, or $3.70 per diluted share, for fiscal 2009.  Additionally, we reduced our net loss for the first quarter of fiscal 2012 to $0.8 million, or $0.06 per diluted share, compared to a net loss of $1.9 million, or $0.14 per diluted share, for the first quarter of fiscal 2011.

Our comparable store sales, which also declined during the downturn, have begun to stabilize in recent quarters compared to the significant decreases in fiscal 2009 and fiscal 2010.  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation.  We remain focused on continued improvement and return to profitability through the following operating and strategic initiatives:

●	Striving to have the best trained experts in merchandise and specialty services.
●	Continuing to micro-merchandise each store to best fit to its individual store market area and customer base.
●	Continuing to improve the functionality and efficiency of sportchalet.com.
●	Utilizing our growing Action Pass member data.
●	Continuing to refine and expand our Team Sales Division.
●	Fully leveraging our information systems.
●	Refining our store strategy by evaluating each of our store locations.

Despite a restrictive credit market, we entered into an expanded credit facility in October 2010 that has increased our availability and reduced interest rates.  The increased availability under the credit facility provides us with the financial flexibility to pursue our strategic plan and enhances our vendor relationships to source the best performance, technology and lifestyle merchandise.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives will position us for better results in the future as the economy improves.

Results of Operations

13 Weeks Ended July 3, 2011 Compared to June 27, 2010

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended July 3, 2011 compared to the 13 weeks ended June 27, 2010 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	July 3, 2011		June 27, 2010		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$82,824	100.0%	$79,687	100.0%	$3,137	3.9%
Gross profit	23,824	28.8%	22,540	28.3%	1,284	5.7%
Selling, general and administrative expenses	21,615	26.1%	21,152	26.5%	463	2.2%
Depreciation and amortization	2,568	3.1%	2,639	3.3%	(71)	(2.7%)
Loss from operations	(359)	(0.4%)	(1,251)	(1.6%)	(892)	(71.3%)
Interest expense	465	0.6%	692	0.9%	(227)	(32.8%)
Loss before taxes	(824)	(1.0%)	(1,943)	(2.4%)	(1,119)	(57.6%)
Income tax provision	2	0.0%	-	0.0%	2	*
Net loss	(826)	(1.0%)	(1,943)	(2.4%)	(1,117)	(57.5%)

Loss per share:
Basic and diluted	$(0.06)		$(0.14)		$(0.08)	(57.5%)

*Percentage change not meaningful.

Sales increased $3.1 million, or 3.9%, to $82.8 million for the 13 weeks ended July 3, 2011 from $79.7 million for the 13 weeks ended June 27, 2010.  The increase is primarily due to a comparable store sales increase of 2.3%, an online sales increase of 66%, and a calendar shift increase of $1.3 million, partially offset by a change in Action Pass redemption activity.  The calendar shift resulted in the Fourth of July weekend being included in the first quarter of fiscal 2012 compared to the second quarter in fiscal 2011.  For a more detailed discussion of the calendar shift, see “Item 1. Business – Fiscal Calendar” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

Gross profit increased $1.3 million, or 5.7%, and as a percent of sales increased to 28.8% from 28.3%, primarily due to a decrease in rent expense as a percent of sales, partially offset by the change in Action Pass redemption activity.

Selling, general and administrative (SG&A) expenses increased $0.5 million, or 2.2%, primarily due to the increase in sales.  As a percent of sales, SG&A decreased to 26.1% from 26.5%, due to the leverage provided by the increase in sales, a decrease in workers’ compensation expense compared to unusually large claims in the same period last year, partially offset by incentive payments primarily for store employees.

Net loss for the quarter ended July 3, 2011 decreased by $1.1 million to $0.8 million, or $0.06 per share, from a net loss of $1.9 million, or $0.14 per share, for the quarter ended June 27, 2010.

Liquidity and Capital Resources

In the absence of new store openings, our primary capital requirements currently are for inventory replenishment and store operations.  From fiscal 2007 to fiscal 2010, we increasingly relied on bank borrowings for our capital needs to fund new store openings and losses from operations.  For fiscal 2011, we generated positive cash from operating activities and reduced the utilization of our bank credit facility.  We believe that cash from operations will be sufficient to fund currently anticipated requirements for the next 12 months and further reduce our dependence on bank borrowings.

Net cash used in operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table shows the more significant items for the 13 weeks ended July 3, 2011 and June 27, 2010:

	13 weeks ended
	July 3, 2011	June 27, 2010
	(in thousands)
Net loss	$(826)	$(1,943)
Depreciation and amortization	2,568	2,639
Merchandise inventories	(5,239)	(2,116)
Accounts payable	5,660	237
Accounts receivable	(1,378)	(520)
Other accrued expenses	(1,953)	(2,488)
Other	939	(1,005)
Net cash used in operating activities	$(229)	$(5,196)

Inventory increased $5.2 million in the 13 weeks ended July 3, 2011 and $2.1 million in the 13 weeks ended June 27, 2010 primarily due to the seasonal build up for summer.  Our average inventory per store remained flat at $1.8 million for the 13 weeks ended July 3, 2011 and June 27, 2010, while comparable store sales increased 2.3%, reflecting progress in managing our inventory.  The increase of $5.2 million in inventory for the 13 weeks ended July 3, 2011 compared to $2.1 million for the 13 weeks ended June 27, 2010 is due to the relatively higher level of inventory at the end of the fiscal 2010.

Accounts payable changes are generally related to inventory changes.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or significant remodels.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  The loan balance at July 3, 2011 increased $3.6 million from April 3, 2011, primarily due to the timing of receipts and disbursements through our accounts; the increase in cash and cash equivalents is $3.3 million for this same period.

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendor’s unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at July 3, 2011), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

On July 3, 2011, the bank credit facility had a borrowing capacity of $65.0 million, of which we utilized $47.1 million (including a letter of credit of $2.6 million) and had $16.2 million in availability, $9.9 million above the EBITDA covenant availability requirement.  We reduced our borrowings under the bank credit facility by 12% or $5.9 million to $44.5 million at July 3, 2011 from $50.4 million at June 27, 2010.

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of July 3, 2011:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$169,279	$31,352	$55,985	$36,882	$45,060
Capital leases	1,203	338	796	64	5
Revolving credit facility (2)	44,501	44,501	-	-	-
Letters of credit	2,550	2,550	-	-	-
Employment contracts (3)	212	82	130	-	-
Total contractual obligations	$217,745	$78,823	$56,911	$36,946	$45,065

(1) Amounts include the direct lease obligations.  Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and, therefore, are not included.  The amount of the excluded expenses are: $10.0 million and $11.5 million for fiscal years 2011 and 2010, respectively.  Operating lease obligations reflect savings from lease modifications, assume "kick-out clauses" will be excercised and do not reflect potential renewals or replacements of expiring leases.

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

(3) On July 15, 2011, Norbert Olberz passed away.  Pursuant to his amended employment contract dated April 1, 2000, upon his death, Irene Olberz will be paid a base salary of $0.1 million per year until March 31, 2014.

We lease all of our existing store locations.  The leases for most of the existing stores are for approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases.  Some of the leases provide for contingent rent based upon a percentage of sales in excess of specified minimums.  Additionally, some of the leases contain kick-out clauses, which allow us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded.  If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when we enter the space and begin the construction build-out.  The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term.  All of the leases obligate us to pay costs of maintenance, utilities, and property taxes.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $2.6 million relating to workers’ compensation insurance were outstanding as of July 3, 2011 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures.  Actual results may differ from these estimates.  As discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets and estimation of net deferred income tax asset valuation allowance to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

On June 1, 2011, we began to self-insure for employee health insurance coverage.  When estimating our self-insured liabilities, which include employee health, property, general liability and workers’ compensation insurance at various levels, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

For a more detailed discussion of these factors, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

●	We have a history of losses which could continue in the future.

●	No assurance can be given that we will be successful in executing our operating and strategic initiatives in a manner sufficient to return to profitability.

●	No assurance can be given that we will be successful in maintaining the reduced level of operating expenses and costs in the future.

●	A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

●	The limited availability under our revolving credit facility may result in insufficient working capital.

●	If our vendors do not provide sufficient quantities of merchandise, our net sales may suffer and hinder our return to profitability.

●
If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name merchandise, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

●	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

●	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

●	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

●	Our future operations may be dependent on the availability of additional financing.

●	Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

●	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

●	Declines in the effectiveness of marketing could cause our operating results to suffer.

●	Problems with our information systems could disrupt our operations and negatively impact our financial results.

●	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

●	As a result of the current economic downturn, we have delayed opening new stores. Continued growth is uncertain and subject to numerous risks.

●	We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

●	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

●	We are controlled by our Founder’s spouse and management, whose interests may differ from other stockholders.

●	The price of our Class A Common Stock and Class B Common Stock may be volatile.

●	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

●	We may be subject to litigation that may adversely affect our business and financial performance.

●	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

●	Terrorist attacks, acts of war and foreign instability may harm our business.

●	We rely on one distribution center and any disruption could reduce our sales.

●	We may pursue strategic acquisitions, which could have an adverse impact on our business.

●	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

●	A regional or global health pandemic could severely affect our business.

●	Global warming could cause erosion of both our Winter and Summer seasonal businesses over a long-term basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility, which bears interest at floating rates.  The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, have evaluated the Company’s disclosure controls and procedures, and have concluded that, as of the end of the period covered by this report, these controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 3, 2011 (the “Annual Report”).  Our short-term and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results,” as well as the risk factors set forth in the Annual Report.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.   Defaults Upon Senior Securities.

Not Applicable.

Item 4.   [Removed and Reserved].

Not Applicable.

Item 5.   Other Information.

Not Applicable.

Item 6.   Exhibits.

Exhibits:

3.1	Restated Certificate of Incorporation restated as of November 4, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended September 27, 2009)

3.2	Bylaws of Sport Chalet, Inc. amended as of September 15, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 27, 2009)

4.1	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: August 5, 2011	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)