Form 10-Q
period 2011-10-02
SPORT CHALET INC
filed 2011-11-10
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐   No ☒

At November 9, 2011, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		26 weeks ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(in thousands, except per share amounts)
Net sales	$87,980	$88,763	$170,804	$168,450
Cost of goods sold, buying and occupancy costs	62,281	63,755	121,281	120,902
Gross profit	25,699	25,008	49,523	47,548

Selling, general and administrative expenses	22,340	22,328	43,955	43,480
Depreciation and amortization	2,329	2,549	4,897	5,188
Income (loss) from operations	1,030	131	671	(1,120)

Interest expense	431	649	896	1,341
Income (loss) before income taxes	599	(518)	(225)	(2,461)

Income tax provision	-	-	2	-
Net income (loss)	$599	$(518)	$(227)	$(2,461)

Earnings (loss) per share:
Basic	$0.04	$(0.04)	$(0.02)	$(0.17)
Diluted	$0.04	$(0.04)	$(0.02)	$(0.17)

Weighted average number of common shares outstanding:
Basic	14,190	14,189	14,190	14,188
Diluted	14,223	14,189	14,190	14,188

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	April 3,
	2011	2011
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,005	$51
Accounts receivable, net	5,231	2,109
Merchandise inventories	95,891	93,588
Prepaid expenses and other current assets	4,641	4,542
Total current assets	107,768	100,290

Fixed assets, net	24,044	26,830
Total assets	$131,812	$127,120

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,022	$21,606
Loan payable to bank	41,074	40,854
Salaries and wages payable	3,518	3,247
Other accrued expenses	15,809	16,943
Total current liabilities	88,423	82,650

Deferred rent	20,606	22,024
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares - 46,000,000 Issued and outstanding shares – 12,414,490 at October 2, 2011 and 12,413,490 at April 3, 2011	124	124
Class B Common Stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – 1,775,821 at October 2, 2011 and 1,775,821 at April 3, 2011	18	18
Additional paid-in capital	36,671	36,107
Accumulated deficit	(14,030)	(13,803)
Total stockholders’ equity	22,783	22,446
Total liabilities and stockholders’ equity	$131,812	$127,120

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	26 weeks ended
	October 2, 2011	September 26, 2010
	(in thousands)
Operating activities
Net loss	$(227)	$(2,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,897	5,189
Share-based compensation	564	436
Changes in operating assets and liabilities:
Accounts receivable	(3,122)	(2,146)
Merchandise inventories	(2,303)	3,572
Prepaid expenses and other current assets	(99)	(202)
Income tax receivable	-	9
Accounts payable	6,416	2,073
Salaries and wages payable	271	106
Other accrued expenses	(1,856)	(2,301)
Deferred rent	(1,418)	(217)
Net cash provided by operating activities	3,123	4,058

Investing activities
Purchase of fixed assets	(1,389)	(305)
Net cash used in investing activities	(1,389)	(305)

Financing activities
Proceeds from bank borrowing	181,119	173,748
Repayment of bank borrowing	(180,899)	(178,490)
Proceeds from exercise of stock options	-	12
Net cash provided by (used in) financing activities	220	(4,730)

Increase (decrease) in cash and cash equivalents	1,954	(977)
Cash and cash equivalents at beginning of period	51	2,906
Cash and cash equivalents at end of period	$2,005	$1,929

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$906	$1,272
Income tax	$2	$-

Supplemental Disclosure of non-cash investing and financing activities
Fixed assets acquired under capital leases	$722	$-

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.            Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of October 2, 2011, the Company operated 55 stores including 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of October 2, 2011, our net deferred tax assets and related valuation allowance totaled $23.2 million.  The Company has federal and state net operating loss carryforwards of $18.0 million and $45.4 million, respectively, which can be carried forward for a period of up to 20 years.

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

	13 weeks ended		26 weeks ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
	(in thousands, except per share amounts)
Net income (loss)	$599	$(518)	$(227)	$(2,461)

Weighted average number of common shares outstanding:
Basic	14,190	14,189	14,190	14,188
Effect of dilutive securities-stock options	33	-	-	-
Diluted	14,223	14,189	14,190	14,188

Earnings (loss) per share:
Basic	$0.04	$(0.04)	$(0.02)	$(0.17)
Effect of dilutive securities-stock options	-	-	-	-
Diluted	$0.04	$(0.04)	$(0.02)	$(0.17)

Options to purchase an aggregate of 1,707,475 and 1,715,475 shares for the 13 and 26 weeks, respectively, ended October 2, 2011 and an aggregate of 1,805,659 shares for the 13 and 26 weeks ended September 26, 2010 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4.            Loan Payable to Bank

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at October 2, 2011), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

On October 2, 2011, the bank credit facility had a borrowing capacity of $59.9 million, of which we utilized $43.6 million (including a letter of credit for $2.6 million) and had $16.3 million in availability, $10.3 million above the EBITDA covenant availability requirement.

5.            Recently Issued Accounting Pronouncements

The following is a list of recently issued accounting pronouncements, none of which have had or are expected to have a material impact on our results of operations, cash flows or financial position.

In August 2011, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that simplifies goodwill impairment tests.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This accounting standard is effective for periods beginning on or after December 15, 2011.  The effect of this guidance will not have a material impact on our financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The effect of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The effect of this guidance will not have a material impact on our financial statements.

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

The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1–Financial Statements” above.  For purposes of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the 13 and 26 weeks ended October 2, 2011 are compared to the 13 and 26 weeks ended September 26, 2010, except for comparable store sales results, which compare the 13 and 26 weeks ended October 2, 2011 to the 13 and 26 weeks ended October 3, 2010.

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of October 2, 2011, we operated 55 stores, including 34 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah, comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  Our stores offer over 50 specialty services for the sports enthusiast, including climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, custom golf club fitting, racquet stringing, and bicycle tune-up and repair.  In addition, we have a Team Sales Division and an online store at sportchalet.com.

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

Business Strategy

Our strategy is to be a leading specialty retailer by being first to market with performance, technology and lifestyle merchandise for the serious sports enthusiast.  We enhance our customer’s shopping experience with a well-trained sales staff who earn recognition and advancement based on their demonstrated merchandise and specialty service knowledge.  This strategy is supported by our investments in technology and marketing to understand customer and merchandise behavior.  Through our customer relationship management program, Action Pass, we are able to fully analyze each member's buying pattern by store and by season, including frequency and specialty services purchased.  In addition, as a direct result of our earlier investment in information technology, we are able to understand how each item we sell performs in each store, by size and by color.  We study our customer’s online behavior and how they use our website to learn more about the merchandise and services we offer in our stores, as well as their online purchasing behavior.  This data helps us to understand our business within a diverse marketplace and to make more informed decisions relating to marketing, store assortments, employee staffing and training, and store location planning both on a short-term tactical basis as well as on a long-term strategic basis.

Our stores are located in states that are among those hardest hit by the severe downturn in the macroeconomic environment.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  In fiscal 2011, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors sought to emphasize value pricing and to severely reduce store staffing.  As a result of these efforts, we significantly reduced our net loss for fiscal 2011 to $3.0 million, or $0.21 per diluted share, compared to a net loss of $8.3 million, or $0.59 per diluted share, for fiscal 2010 and a net loss of $52.2 million, or $3.70 per diluted share, for fiscal 2009.  Additionally, we reduced our net loss for the first half of fiscal 2012 to $0.2 million, or $0.02 per diluted share, compared to a net loss of $2.5 million, or $0.17 per diluted share, for the first half of fiscal 2011.

Our comparable store sales, which also declined during the downturn, began to stabilize in fiscal 2011 compared to the significant decreases in fiscal 2009 and fiscal 2010.  From the fourth quarter of fiscal 2011 to the second quarter of fiscal 2012, comparable store sales have been positive and improving each quarter (Q4: 1.3%, Q1: 2.3%, and Q2: 3.1%).  For the 26 weeks ended October 2, 2011 comparable store sales increased 2.7%.  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation.  We remain focused on continued improvement and return to profitability through the following operating and strategic initiatives:

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

Results of Operations

13 Weeks Ended October 2, 2011 Compared to September 26, 2010

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended October 2, 2011 compared to the 13 weeks ended September 26, 2010 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	October 2, 2011		September 26, 2010		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$87,980	100.0%	$88,763	100.0%	$(783)	(0.9%)
Gross profit	25,699	29.2%	25,008	28.2%	691	2.8%
Selling, general and administrative expenses	22,340	25.4%	22,328	25.2%	12	0.1%
Depreciation and amortization	2,329	2.6%	2,549	2.9%	(220)	(8.6%)
Income from operations	1,030	1.2%	131	0.1%	899	686.3%
Interest expense	431	0.5%	649	0.7%	(218)	(33.6%)
Net income (loss)	599	0.7%	(518)	(0.6%)	1,117	*

Earnings (loss) per share:
Basic	$0.04		$(0.04)		$0.08	*
Diluted	$0.04		$(0.04)		$0.08	*

*Percentage change not meaningful.

Sales decreased $0.8 million, or 0.9%, to $88.0 million for the 13 weeks ended October 2, 2011 from $88.8 million for the 13 weeks ended September 26, 2010.  The decrease is primarily due to a calendar shift decrease of $2.5 million, partially offset by a comparable store sales increase of 3.1% and an online sales increase of 18%.  The increase in comparable store sales marked the third consecutive quarterly increase as well as an improvement over the prior two quarters (Q4: 1.3%, Q1: 2.3%, and Q2: 3.1%).  The impact of the calendar shift is primarily the result of the Fourth of July weekend being included in the first quarter of fiscal 2012 compared to the second quarter in fiscal 2011.  For a more detailed discussion of the calendar shift, see “Item 1. Business – Fiscal Calendar” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

Gross profit increased $0.7 million, or 2.8%, and as a percent of sales increased to 29.2% from 28.2%, primarily due to a decrease in markdowns, as a result of a change in promotional strategy related to the Labor Day weekend, and an improvement in inventory shrinkage.

Selling, general and administrative (SG&A) expenses slightly increased $0.1 million, or 0.1%.  As a percent of sales, SG&A increased to 25.4% from 25.2%, primarily due to the decrease in leverage from the decline in sales.

Net income for the quarter ended October 2, 2011 increased by $1.1 million to $0.6 million, or $0.04 per diluted share, compared to a net loss of $0.5 million, or $0.04 per diluted share, for the quarter ended September 26, 2010.

26 Weeks Ended October 2, 2011 Compared to September 26, 2010

The following table sets forth statements of operations data and relative percentages of net sales for the 26 weeks ended October 2, 2011 compared to the 26 weeks ended September 26, 2010 (dollar amounts in thousands, except per share amounts):

	26 weeks ended
	October 2, 2011		September 26, 2010		Dollar	Percentage
	Amount	Percent	Amount	Percent	Change	Change
Net sales	$170,804	100.0%	$168,450	100.0%	$2,354	1.4%
Gross profit	49,523	29.0%	47,548	28.2%	1,975	4.2%
Selling, general and administrative expenses	43,955	25.7%	43,480	25.8%	475	1.1%
Depreciation and amortization	4,897	2.9%	5,188	3.1%	(291)	(5.6%)
Income (loss) from operations	671	0.4%	(1,120)	(0.7%)	1,791	*
Interest expense	896	0.5%	1,341	0.8%	(445)	(33.2%)
Loss before income taxes	(225)	(0.1%)	(2,461)	(1.5%)	2,236	90.9%
Income tax provision	2	0.0%	-	0.0%	2	*
Net loss	(227)	(0.1%)	(2,461)	(1.5%)	2,234	90.8%

Loss per share:
Basic	$(0.02)		$(0.17)		$0.15	90.8%
Diluted	$(0.02)		$(0.17)		$0.15	90.8%

*Percentage change not meaningful.

Sales increased $2.4 million, or 1.4%, to $170.8 million for the 26 weeks ended October 2, 2011 from $168.5 million for the 26 weeks ended September 26, 2010.  The increase is primarily due to a comparable store sales increase of 2.7% and an online sales increase of 39%, partially offset by a calendar shift decrease of $1.2 million.  For a more detailed discussion of the calendar shift, see “Item 1. Business – Fiscal Calendar” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

Gross profit increased $2.0 million, or 4.2%, and as a percent of sales increased to 29.0% from 28.2%, primarily due to a decrease in markdowns, an improvement in inventory shrinkage and a decrease in rent expense.

SG&A expenses increased $0.5 million or 1.1%.  As a percent of sales, SG&A decreased to 25.7% from 25.8%.

Net loss for the period ended October 2, 2011 decreased by $2.2 million to $0.2 million, or $0.02 per diluted share, from a net loss of $2.5 million, or $0.17 per diluted share, for the period ended September 26, 2010.

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

Net cash provided by operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  In October 2011, we closed one existing store to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.  We received the final installment payment of $0.9 million from the landlord as part of the closing terms.  The following table shows the more significant items for the 26 weeks ended October 3, 2011 and September 26, 2010:

	26 weeks ended
	October 2, 2011	September 26, 2010
	(in thousands)
Net loss	$(227)	$(2,461)
Depreciation and amortization	4,897	5,189
Merchandise inventories	(2,303)	3,572
Accounts payable	6,416	2,073
Accounts receivable	(3,122)	(2,146)
Other accrued expenses	(1,856)	(2,301)
Other	(682)	132
Net cash provided by operating activities	$3,123	$4,058

Inventory increased $2.3 million in the 26 weeks ended October 2, 2011 primarily due to the seasonal build up for winter and decreased $3.6 million in the 26 weeks ended September 26, 2010 as we reduced the higher than planned inventory levels at the end of fiscal 2010.  Our average inventory per store increased 2.3% to $1.74 million from $1.70 million as of September 26, 2010, primarily due to the increase in sales and the planned earlier receipt of winter merchandise.

Accounts payable changes are generally related to inventory changes.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or significant remodels.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at October 2, 2011), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

On October 2, 2011, the bank credit facility had a borrowing capacity of $59.9 million, of which we utilized $43.6 million (including a letter of credit for $2.6 million) and had $16.3 million in availability, $10.3 million above the EBITDA covenant availability requirement.

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of October 2, 2011:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$161,858	$31,324	$54,159	$34,801	$41,574
Capital leases	1,641	606	991	45	-
Revolving credit facility (2)	41,074	41,074	-	-	-
Letters of credit	2,550	2,550	-	-	-
Employment contracts (3)	192	82	110	-	-
Total contractual obligations	$207,315	$75,636	$55,260	$34,846	$41,574

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $2.6 million were outstanding as of October 2, 2011 and expire within one year.

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

In August 2011, we updated our merchandise return policy to enhance our customer’s shopping experience.  The updated return policy is: “If at any time you are not completely satisfied with a service or item purchased, simply return it so we can make it right.”  As we estimate a reserve for projected merchandise returns based on historical experience, the actual returns could differ from the reserve, which could impact sales.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates we use to reserve for returns as a result of the change in our return policy.  However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material.

On June 1, 2011, we began to self-insure for a significant portion of employee health insurance coverage.  When estimating our self-insured liabilities, which include employee health, property, general liability and workers’ compensation insurance at various levels, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.  Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.  This is particularly pertinent as it relates to employee health insurance, where our costs could be affected by seasonality and other factors, which could cause costs to vary widely and unpredictably from period to period.

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

SPORT CHALET, INC.

DATE: November 10, 2011	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky Executive Vice President-Finance, Chief Financial Officer and Secretary (On behalf of the Registrant and as Principal Financial and Accounting Officer)