Form 10-Q
period 2012-01-01
SPORT CHALET INC
filed 2012-02-09
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

At February 8, 2012, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		39 weeks ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands, except per share amounts)
Net sales	$97,223	$95,828	$268,027	$264,278
Cost of goods sold, buying and occupancy costs	70,917	69,464	192,198	190,366
Gross profit	26,306	26,364	75,829	73,912

Selling, general and administrative expenses	24,410	24,226	68,365	67,706
Depreciation and amortization	2,468	2,456	7,365	7,644
(Loss) income from operations	(572)	(318)	99	(1,438)

Interest expense	464	543	1,360	1,884
Loss before income taxes	(1,036)	(861)	(1,261)	(3,322)

Income tax provision	-	-	2	-
Net loss	$(1,036)	$(861)	$(1,263)	$(3,322)

Loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.09)	$(0.23)

Weighted average number of common shares outstanding:
Basic and diluted	14,190	14,189	14,190	14,188

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1, 2012	April 3, 2011
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,026	$51
Accounts receivable, net	4,758	2,109
Merchandise inventories	107,004	93,588
Prepaid expenses and other current assets	4,547	4,542
Total current assets	117,335	100,290

Fixed assets, net	23,064	26,830
Total assets	$140,399	$127,120

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,867	$21,606
Loan payable to bank	28,505	40,854
Salaries and wages payable	4,870	3,247
Other accrued expenses	21,268	16,943
Total current liabilities	98,510	82,650

Deferred rent	19,905	22,024
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares - 46,000,000 Issued and outstanding shares – 12,414,490 at January 1, 2012 and 12,413,490 at April 3, 2011	124	124
Class B Common Stock, $.01 par value: Authorized shares - 2,000,000 Issued and outstanding shares – 1,775,821 at January 1, 2012 and 1,775,821 at April 3, 2011	18	18
Additional paid-in capital	36,908	36,107
Accumulated deficit	(15,066)	(13,803)
Total stockholders’ equity	21,984	22,446
Total liabilities and stockholders’ equity	$140,399	$127,120

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	39 weeks ended
	January 1, 2012	December 26, 2010
	(in thousands)
Operating activities
Net loss	$(1,263)	$(3,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,365	7,644
Loss on disposal of property and equipment	43	1
Share-based compensation	801	697
Changes in operating assets and liabilities:
Accounts receivable	(2,649)	(1,584)
Merchandise inventories	(13,416)	(10,794)
Prepaid expenses and other current assets	(5)	(57)
Income tax receivable	-	9
Accounts payable	22,261	20,497
Salaries and wages payable	1,623	(626)
Other accrued expenses	3,603	3,355
Deferred rent	(2,119)	(481)
Net cash provided by operating activities	16,244	15,339

Investing activities
Purchase of fixed assets	(2,980)	(1,216)
Proceeds from sale of assets	60	-
Net cash used in investing activities	(2,920)	(1,216)

Financing activities
Proceeds from bank borrowing	273,584	269,628
Repayment of bank borrowing	(285,933)	(273,025)
Proceeds from exercise of stock options	-	12
Net cash used in financing activities	(12,349)	(3,385)

Increase in cash and cash equivalents	975	10,738
Cash and cash equivalents at beginning of period	51	2,906
Cash and cash equivalents at end of period	$1,026	$13,644

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,338	$1,771
Income tax	$2	$-

Supplemental Disclosure of non-cash investing and financing activities
Fixed assets acquired under capital leases	$722	$642

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of January 1, 2012, the Company operated 54 stores including 33 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets for fiscal 2009 was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of January 1, 2012, our net deferred tax assets and related valuation allowance totaled $23.7 million.  The Company has federal and state net operating loss carryforwards of $16.1 million and $44.1 million, respectively, which can be carried forward for a period of up to 20 years.

We determined there is no liability related to uncertain tax positions.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The tax years after fiscal 2009 remain open to examination by the Internal Revenue Service.  The tax years after fiscal 2008 remain open to examination by state tax authorities.

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

	13 weeks ended		39 weeks ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands, except per share amounts)
Net loss	$(1,036)	$(861)	$(1,263)	$(3,322)

Weighted average number of common shares outstanding	14,190	14,189	14,190	14,188

Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.09)	$(0.23)

Options to purchase an aggregate of 1.9 million shares for the 13 and 39 weeks, respectively, ended January 1, 2012 and an aggregate of 1.7 million shares for the 13 and 39 weeks ended December 26, 2010 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4.           Loan Payable to Bank

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at January 1, 2012), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

On January 1, 2012, the bank credit facility had a borrowing capacity of $65.0 million, of which we utilized $31.1 million (including a letter of credit for $2.6 million) and had $33.9 million in availability, $27.7 million above the EBITDA covenant availability requirement.  The amount of availability fluctuates due to seasonal changes throughout the year.

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

The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1. Financial Statements” above.  For purposes of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the 13 and 39 weeks ended January 1, 2012 are compared to the 13 and 39 weeks ended December 26, 2010, except for comparable store sales results, which compare the 13 and 39 weeks ended January 1, 2012 to the 13 and 39 weeks ended January 2, 2011.

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of January 1, 2012, we operated 54 stores, including 33 locations in Southern California, nine in Northern California, three in Nevada, eight in Arizona and one in Utah, comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  Our stores offer over 50 specialty services for the sports enthusiast, including climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, custom golf club fitting, racquet stringing, and bicycle tune-up and repair.  In addition, we have a Team Sales Division and an online store at sportchalet.com.

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

Recent Results

Our stores are located in states that are among those hardest hit by the severe downturn in the macroeconomic environment.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009, we began aggressively taking action by examining our practices, assumptions, models and costs in an effort to modify our business model to make the Company more efficient.  Continuing into fiscal 2010, we focused on improving liquidity and reducing operating expenses.  In fiscal 2011, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors sought to emphasize value pricing and to severely reduce store staffing.  As a result of these efforts, we significantly reduced our net loss for fiscal 2011 to $3.0 million, or $0.21 per diluted share, compared to a net loss of $8.3 million, or $0.59 per diluted share, for fiscal 2010 and a net loss of $52.2 million, or $3.70 per diluted share, for fiscal 2009.  Additionally, we reduced our net loss for the first 39 weeks of fiscal 2012 to $1.3 million, or $0.09 per diluted share, compared to a net loss of $3.3 million, or $0.23 per diluted share, for the first 39 weeks of fiscal 2011.  However, due to unfavorable weather conditions, our net loss increased for the third quarter of fiscal 2012 to $1.0 million, or $0.07 per diluted share, from a net loss of $0.9 million, or $0.6 per diluted share, for the third quarter of fiscal 2011.

Our comparable store sales, which also declined during the downturn, began to stabilize in fiscal 2011 compared to the significant decreases in fiscal 2009 and fiscal 2010.  From the fourth quarter of fiscal 2011 to the second quarter of fiscal 2012, comparable store sales were positive and improved each quarter (Q4: 1.3%, Q1: 2.3%, and Q2: 3.1%). However, in the third quarter of fiscal 2012, our comparable store sales decreased 2.0% primarily due to the unseasonably warm and dry winter weather, which significantly affected snowfall at the resorts most frequented by the our customers. This resulted in a 21.8% sales decrease in winter related merchandise, which was partially offset by a 6.6% sales increase in non-winter categories.  We are working diligently to minimize the negative effects of the weather while capitalizing on the merchandise categories that respond well to warm and dry conditions.

The fourth quarter of fiscal 2012 may be negatively impacted by i) a further decline in comparable store sales due to continued warm and dry weather; ii) a relative increase in the amount of winter related merchandise sold at lower margins during the quarter compared to the same period last year; iii) the potential need for future retail price reductions on the additional remaining winter inventory; iv) the week following Christmas, a high sales volume week,  being included in the third quarter of fiscal 2012 rather than the fourth quarter as in fiscal 2011; and v) the fourth quarter of fiscal 2012 consists of one less week than the fourth quarter of  fiscal 2011.

A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation.  We remain focused on continued improvement and return to profitability through the following long-term operating and strategic initiatives:

•	Striving to have the best trained experts in merchandise and specialty services.

•	Continuing to micro-merchandise each store to best fit to each store’s individual area and customer base.

•	Continuing to improve the functionality and efficiency of sportchalet.com.

•	Utilizing our growing Action Pass member data.

•	Continuing to refine and expand our Team Sales Division.

•	Fully leveraging our information systems.

•	Refining our store strategy by evaluating each of our store locations.

Although no assurance can be given about the ultimate impact of these initiatives or of the overall economic climate, we believe these initiatives will position us for better results in the future as the economy improves.

Results of Operations

13 Weeks Ended January 1, 2012 Compared to December 26, 2010

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended January 1, 2012 compared to the 13 weeks ended December 26, 2010 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	January 1, 2012		December 26, 2010		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$97,223	100.0%	$95,828	100.0%	$1,395	1.5%
Gross profit	26,306	27.1%	26,364	27.5%	(58)	(0.2%)
Selling, general and administrative expenses	24,410	25.1%	24,226	25.3%	184	0.8%
Depreciation and amortization	2,468	2.5%	2,456	2.6%	12	0.5%
Loss from operations	(572)	(0.6%)	(318)	(0.3%)	(254)	(79.9%)
Interest expense	464	0.5%	543	0.6%	(79)	(14.5%)
Net loss	(1,036)	(1.1%)	(861)	(0.9%)	(175)	(20.3%)

Loss per share:
Basic and diluted	$(0.07)		$(0.06)		$(0.01)	(20.3%)

Sales increased $1.4 million, or 1.5%, to $97.2 million for the 13 weeks ended January 1, 2012 from $95.8 million for the 13 weeks ended December 26, 2010.  The increase is primarily due to a calendar shift increase of $5.2 million and an online sales increase of 14.5%, partially offset by a comparable store sales decrease of 2.0% and a store closure decrease of $2.1 million.  The decrease in comparable store sales is primarily due to the unseasonably warm and dry winter weather, which significantly affected snowfall at the resorts most frequented by the Company’s customers.  This resulted in a 21.8% sales decrease in winter related merchandise, which was partially offset by a 6.6% sales increase in non-winter categories.  Online sales of winter related merchandise decreased 13.0% while sales of non-winter categories increased 30.9%.  The impact of the calendar shift is primarily the result of the week following Christmas being included in the third quarter of fiscal 2012 compared to the fourth quarter in fiscal 2011.  For a more detailed discussion of the calendar shift, see “Item 1. Business – Fiscal Calendar” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  In October 2011, one store was closed to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.

Gross profit slightly decreased $0.1 million, or 0.2%, and as a percent of sales decreased to 27.1% from 27.5%, primarily due to an increase in promotional activity from the week following Christmas being included in the third quarter of fiscal 2012 compared to the fourth quarter in fiscal 2011.

Selling, general and administrative (SG&A) expenses increased $0.2 million, or 0.8%, primarily due to an increase in advertising costs, partially offset by savings in other expenses.  As a percent of sales, SG&A decreased slightly to 25.1% from 25.3%, primarily due to the increase in leverage from the increase in sales.

Net loss for the quarter ended January 1, 2012 increased $0.2 million to $1.0 million, or $0.07 per diluted share, compared to a net loss of $0.9 million, or $0.06 per diluted share, for the quarter ended December 26, 2010.

39 Weeks Ended January 1, 2012 Compared to December 26, 2010

The following table sets forth statements of operations data and relative percentages of net sales for the 39 weeks ended January 1, 2012 compared to the 39 weeks ended December 26, 2010 (dollar amounts in thousands, except per share amounts):

	39 weeks ended
	January 1, 2012		December 26, 2010		Dollar Change	Percentage Change
	Amount	Percent	Amount	Percent
Net sales	$268,027	100.0%	$264,278	100.0%	$3,749	1.4%
Gross profit	75,829	28.3%	73,912	28.0%	1,917	2.6%
Selling, general and administrative expenses	68,365	25.5%	67,706	25.6%	659	1.0%
Depreciation and amortization	7,365	2.7%	7,644	2.9%	(279)	(3.6%)
Income (loss) from operations	99	0.0%	(1,438)	(0.5%)	1,537	*
Interest expense	1,360	0.5%	1,884	0.7%	(524)	(27.8%)
Loss before income taxes	(1,261)	(0.5%)	(3,322)	(1.3%)	2,061	62.0%
Income tax provision	2	0.0%	-	0.0%	2	*
Net loss	(1,263)	(0.5%)	(3,322)	(1.3%)	2,059	62.0%

Loss per share:
Basic and diluted	$(0.09)		$(0.23)		$0.14	62.0%
*Percentage change not meaningful.

Sales increased $3.7 million, or 1.4%, to $268.0 million for the 39 weeks ended January 1, 2012 from $264.3 million for the 39 weeks ended December 26, 2010.  The increase is primarily due to a comparable store sales increase of 1.0%, an online sales increase of 26.1%, and a calendar shift increase of $4.0 million, partially offset by a store closure decrease of $2.1 million.  For a more detailed discussion of the calendar shift, see “Item 1. Business – Fiscal Calendar” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011.  In October 2011, one store was closed to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.

Gross profit increased $1.9 million, or 2.6%, and as a percent of sales increased to 28.3% from 28.0%, primarily due to a decrease in markdowns and an improvement in inventory shrinkage.

SG&A expenses increased $0.7 million, or 1.0%, and as a percent of sales decreased slightly to 25.5% from 25.6%.

Net loss for the period ended January 1, 2012 decreased by $2.1 million to $1.3 million, or $0.09 per diluted share, from a net loss of $3.3 million, or $0.23 per diluted share, for the period ended December 26, 2010.

Liquidity and Capital Resources

In the absence of new store openings, our primary capital requirements currently are for inventory replenishment and store operations.  From fiscal 2007 to fiscal 2010, we increasingly relied on bank borrowings for our capital needs to fund new store openings and losses from operations.  For fiscal 2011, we generated positive cash from operating activities and reduced the utilization of our bank credit facility.  We believe that cash from operations will be sufficient to fund currently anticipated requirements for the next 12 months and reduce our dependence on bank borrowings.

Net cash provided by operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  As previously announced, we closed one store to complete this store’s relocation to a larger store and we received the final installment payment of $0.9 million from the landlord as part of the closing terms in October 2011.  The following table shows the more significant items for the 39 weeks ended January 1, 2012 and December 26, 2010:

	39 weeks ended
	January 1, 2012	December 26, 2010
	(in thousands)
Net loss	$(1,263)	$(3,322)
Depreciation and amortization	7,365	7,644
Merchandise inventories	(13,416)	(10,794)
Accounts payable	22,261	20,497
Accounts receivable	(2,649)	(1,584)
Other accrued expenses	3,603	3,355
Other	343	(457)
Net cash provided by operating activities	$16,244	$15,339

Inventory increased $13.4 million in the 39 weeks ended January 1, 2012 and increased $10.8 million in the 39 weeks ended December 26, 2010 primarily due to the seasonal build up for winter.  Our average inventory per store increased 0.8% to $1.98 million from $1.97 million as of December 26, 2010, primarily due to the lower than planned sales of winter related merchandise (see “Recent Results”).

Accounts payable changes are generally related to inventory changes.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or significant remodels.  Capital expenditures in the third quarter of fiscal 2012 was primarily investments in new rental equipment.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million increasing to $70.0 million, from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at January 1, 2012), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a minimum monthly cumulative EBITDA on a trailing 12-month basis.  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the EBITDA covenant would be violated.

On January 1, 2012, the bank credit facility had a borrowing capacity of $65.0 million, of which we utilized $31.1 million (including a letter of credit for $2.6 million) and had $33.9 million in availability, $27.7 million above the EBITDA covenant availability requirement.  The amount of availability fluctuates due to seasonal changes throughout the year as well as other factors (see “Recent Results”).

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of January 1, 2012:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$153,653	$30,874	$52,188	$32,856	$37,735
Capital leases	1,498	620	840	38	-
Revolving credit facility (2)	28,505	28,505	-	-	-
Letters of credit	2,550	2,550	-	-	-
Employment contracts (3)	172	82	90	-	-
Total contractual obligations	$186,378	$62,631	$53,118	$32,894	$37,735

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $2.6 million were outstanding as of January 1, 2012 and expire within one year.

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

For a more detailed discussion of these factors, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2011. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

•	We have a history of losses which could continue in the future.

•	No assurance can be given that we will be successful in executing our operating and strategic initiatives in a manner sufficient to return to profitability.

•	No assurance can be given that we will be successful in maintaining the reduced level of operating expenses and costs in the future.

•	A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

•	The limited availability under our revolving credit facility may result in insufficient working capital.

•	If our vendors do not provide sufficient quantities of merchandise, our net sales may suffer and hinder our return to profitability.

•
If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name merchandise, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

•	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

•	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

•	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

•	Our future operations may be dependent on the availability of additional financing.

•	Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

•	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

•	Declines in the effectiveness of marketing could cause our operating results to suffer.

•	Problems with our information systems could disrupt our operations and negatively impact our financial results.

•	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

•	As a result of the current economic downturn, we have delayed opening new stores. Continued growth is uncertain and subject to numerous risks.

•	We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

•	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

•	We are controlled by our Founder’s spouse and management, whose interests may differ from other stockholders.

•	The price of our Class A Common Stock and Class B Common Stock may be volatile.

•	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

•	We may be subject to litigation that may adversely affect our business and financial performance.

•	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

•	Terrorist attacks, acts of war and foreign instability may harm our business.

•	We rely on one distribution center and any disruption could reduce our sales.

•	We may pursue strategic acquisitions, which could have an adverse impact on our business.

•	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

•	A regional or global health pandemic could severely affect our business.

•	Global warming could cause erosion of both our Winter and Summer seasonal businesses over a long-term basis.

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

Item 4.  Mine Safety Disclosures.

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

SPORT CHALET, INC.

DATE: February 9, 2012	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)