Form 10-Q
period 2012-07-01
SPORT CHALET INC
filed 2012-08-10
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

At August 9, 2012, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended
	July 1, 2012	July 3, 2011
	(in thousands, except per share amounts)
Net sales	$83,849	$82,824
Cost of goods sold, buying and occupancy costs	60,481	59,000
Gross profit	23,368	23,824

Selling, general and administrative expenses	20,738	21,615
Depreciation and amortization	2,069	2,568
Income (loss) from operations	561	(359)

Interest expense	458	465
Income (loss) before income taxes	103	(824)

Income tax provision	-	2
Net income (loss)	$103	$(826)

Earnings (loss) per share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Weighted average number of common shares outstanding:
Basic	14,190	14,190
Diluted	14,199	14,190

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2012	April 1, 2012
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$5,727	$2,811
Accounts receivable, net	4,774	2,777
Merchandise inventories	106,793	98,181
Prepaid expenses and other current assets	1,494	1,603
Total current assets	118,788	105,372

Fixed assets, net	20,402	22,081
Total assets	$139,190	$127,453

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,779	$28,220
Loan payable to bank	42,424	41,255
Salaries and wages payable	4,126	2,980
Other accrued expenses	16,784	17,370
Total current liabilities	102,113	89,825

Deferred rent	18,624	19,340
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at July 1, 2012 and 12,414,490 at April 1, 2012	124	124
Class B Common Stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at July 1, 2012 and 1,775,821 at April 1, 2012	18	18
Additional paid-in capital	37,083	37,021
Accumulated deficit	(18,772)	(18,875)
Total stockholders’ equity	18,453	18,288
Total liabilities and stockholders’ equity	$139,190	$127,453

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	13 weeks ended
	July 1, 2012	July 3, 2011
	(in thousands)
Operating activities
Net income (loss)	$103	$(826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,069	2,568
Loss on disposal of property and equipment	(11)	-
Share-based compensation	62	275
Changes in operating assets and liabilities:
Accounts receivable	(1,997)	(1,378)
Merchandise inventories	(8,612)	(5,239)
Prepaid expenses and other current assets	109	242
Accounts payable	11,109	5,660
Salaries and wages payable	1,146	1,122
Other accrued expenses	(586)	(1,953)
Deferred rent	(716)	(700)
Net cash provided by (used in) operating activities	2,676	(229)

Investing activities
Purchase of fixed assets	(940)	(149)
Proceeds from sale of assets	11	-
Net cash used in investing activities	(929)	(149)

Financing activities
Proceeds from bank borrowing	87,653	89,740
Repayment of bank borrowing	(86,484)	(86,093)
Net cash provided by financing activities	1,169	3,647

Increase in cash and cash equivalents	2,916	3,269
Cash and cash equivalents at beginning of period	2,811	51
Cash and cash equivalents at end of period	$5,727	$3,320

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$433	$436

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	$156	$-
Fixed assets acquired under capital leases	$-	$154

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of July 1, 2012, the Company operated 54 stores including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012. The condensed consolidated financial data at April 1, 2012 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012.  Interim results are not necessarily indicative of results for any other interim period or for the full fiscal year.

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

	13 weeks ended
	July 1, 2012	July 3, 2011
	(in thousands, except per share amounts)
Net income (loss)	$103	$(826)

Weighted average number of common shares outstanding:
Basic	14,190	14,190
Effect of dilutive securities-stock options	9	-
Diluted	14,199	14,190

Earnings (loss) per share:
Basic	$0.01	$(0.06)
Effect of dilutive securities-stock options	-	-
Diluted	$0.01	$(0.06)

Options to purchase an aggregate of 2.2 million and 1.9 million shares for the 13 weeks ended July 1, 2012 and July 3, 2011, respectively, are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

3.           Recently Issued Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

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

Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of July 1, 2012, we operated 54 stores, including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  Our stores offer over 50 specialty services for the sports enthusiast, including climbing, backcountry skiing, ski mountaineering, avalanche education, mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, custom golf club fitting, racquet stringing, and bicycle tune-up and repair.  In addition, we have a Team Sales Division and an online store at sportchalet.com.  As previously announced, the Company currently plans to open one new store in May 2013 in Downtown Los Angeles.

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

Our stores are located in states that have experienced, since the downturn that began in 2008, the worst macroeconomic conditions in the nation, as evidenced by statistics including, but not limited to, high unemployment rates, foreclosure rates and bankruptcy filings.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009 and fiscal 2010, we aggressively took action to modify our business model to make the Company more efficient, improve our liquidity and reduce operating expenses.  These efforts continued in fiscal 2011 and fiscal 2012, while at the same time, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors emphasized value pricing and severely reduced store staffing.  As a result of these efforts, we reduced our net loss for fiscal 2012 to $5.1 million, or $0.36 per diluted share, compared to net losses of $8.3 million, or $0.59 per diluted share, and $52.2 million, or $3.70 per diluted share, for fiscal 2010 and 2009, respectively.  For fiscal 2012, our net loss increased from fiscal 2011’s net loss of $3.0 million, or $0.21 per diluted share, primarily due to the unseasonably warm and dry winter weather experienced in the second half of fiscal 2012.  With a more normal winter, we believe the improvements we have made to our business over the past few years have positioned us to return to profitability for fiscal 2013.

First Quarter Highlights

•	Net income of $0.1 million compared to net loss of $0.8 million in the first quarter of the prior year;
•	Comparable store sales increased 2.9%;
•	Team Sales division sales up 12.5%;
•	Online sales up 7.0%; and
•
Through the five weeks ended August 5, 2012, comparable store sales are up 3.8%, but the negative trends and effects in gross profit experienced during the first quarter have continued similarly in the second quarter.

Results of Operations

13 Weeks Ended July 1, 2012 Compared to July 3, 2011

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended July 1, 2012 compared to the 13 weeks ended July 3, 2011 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	July 1, 2012		July 3, 2011		Dollar	Percentage
	Amount	Percent	Amount	Percent	change	change
Net sales	$83,849	100.0%	$82,824	100.0%	$1,025	1.2%
Gross profit	23,368	27.9%	23,824	28.8%	(456)	(1.9%)
Selling, general and administrative expenses	20,738	24.7%	21,615	26.1%	(877)	(4.1%)
Depreciation and amortization	2,069	2.5%	2,568	3.1%	(499)	(19.4%)
Income (loss) from operations	561	0.7%	(359)	(0.4%)	920	*
Interest expense	458	0.5%	465	0.6%	(7)	(1.5%)
Income (loss) before income taxes	103	0.1%	(824)	(1.0%)	927	*
Income tax provision	-	0.0%	2	0.0%	(2)	*
Net income (loss)	103	0.1%	(826)	(1.0%)	929	*

Earnings (loss) per share:
Basic	$0.01		$(0.06)		$0.07	*
Diluted	$0.01		$(0.06)		$0.07	*

* Percentage change not meaningful.

Sales increased $1.0 million, or 1.2%, to $83.8 million for the 13 weeks ended July 1, 2012 from $82.8 million for the 13 weeks ended July 3, 2011.  The sales increase is primarily due to a 2.9% increase in comparable store sales, an improvement on top of the 2.3% increase in the same period last year.  Team Sales division and online sales increased 12.5% and 7.0%, respectively.  These sales increases were partially offset by a store closure which contributed $1.7 million in sales in the prior year.  In October 2011, one store was closed to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.

Gross profit decreased $0.5 million, or 1.9%, and as a percent of sales decreased to 27.9% from 28.8%, primarily due to an increase in merchandise costs, changes in the product mix, and ongoing customer satisfaction initiatives (see “Critical Accounting Policies and Use of Estimates”) implemented in August 2011.

Selling, general and administrative (“SG&A”) expenses decreased $0.9 million, or 4.1%, primarily due to $0.8 million in savings from labor-related expenses, such as self-insurance for employee health insurance coverage and incentive payments largely for store employees.  As a percent of sales, SG&A decreased to 24.7% from 26.1%.

Depreciation decreased $0.5 million as a result of the low level of capital expenditures in recent fiscal years with no new store openings or significant remodels.

Net income for the quarter ended July 1, 2012 increased $0.9 million to $0.1 million, or $0.01 per diluted share, compared to a net loss of $0.8 million, or $0.06 per diluted share, for the quarter ended July 3, 2011.

Liquidity and Capital Resources

In the absence of new store openings, our primary capital requirements currently are for inventory replenishment and store operations.  From fiscal 2007 to fiscal 2010, we increasingly relied on bank borrowings for our capital needs to fund new store openings and losses from operations.  A reduction in bank borrowings during fiscal 2011 was reversed during fiscal 2012 primarily due to the unseasonably warm and dry winter weather, which significantly affected snowfall at the resorts most frequented by our customers and resulted in lower sales and cash generated to pay down bank borrowings.  With a more normal winter, we believe the changes we have made to improve our business over the past few years have us well positioned for a return to profitability and that cash from operations will be sufficient to fund currently anticipated requirements for the next 12 months and reduce our dependence on bank borrowings.

Net cash provided by (used in) operating activities has generally been the result of net income (loss), adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table summarizes the more significant items for the 13 weeks ended July 1, 2012 and July 3, 2011:

	13 weeks ended
	July 1, 2012	July 3, 2011
	(in thousands)
Net income (loss)	$103	$(826)
Depreciation and amortization	2,069	2,568
Merchandise inventories	(8,612)	(5,239)
Accounts payable	11,109	5,660
Accounts receivable	(1,997)	(1,378)
Other accrued expenses	(586)	(1,953)
Other	590	939
Net cash provided by (used in) operating activities	$2,676	$(229)

Inventory increased $8.6 million in the 13 weeks ended July 1, 2012 as average inventory per store increased 10.1% to $2.0 million from $1.8 million at the end of July 1, 2012 and July 3, 2011, respectively. The increase is primarily the carryover of winter related merchandise due to the lower than planned sales in fiscal 2012 which resulted from the unseasonably warm and dry winter weather.  The winter carryover inventory has been integrated into the inventory purchase plans for the current fiscal year and will result in higher than normal inventory levels through at least the third fiscal quarter.

Accounts payable changes are generally related to inventory changes.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings until fiscal 2014 or significant remodels.  Forecasted capital expenditures for the current fiscal year are expected to be approximately $5.5 million primarily for new rental equipment, information systems and one new store (see “Overview”).  Approximately $1.5 million for the new store will be reimbursed by the landlord upon opening in early fiscal 2014.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million, increasing to $70.0 million from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendor’s unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at July 1, 2012), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis between 0.80 to 1.00 and 1.25 to 1.00 (varying from quarter to quarter).  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

At July 1, 2012, our credit facility had a borrowing capacity of $65.0 million, of which we utilized $45.7 million (including a letter of credit of $3.3 million) and had $19.3 million in availability, $13.3 million above the availability requirement of $6.0 million. The amount of availability fluctuates due to seasonal changes throughout the year.

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of July 1, 2012:

	Payment due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating leases (1)	$156,138	$30,470	$50,413	$35,104	$40,151
Capital leases	1,192	636	531	25	-
Revolving credit facility (2)	42,424	42,424	-	-	-
Letters of credit	3,250	3,250	-	-	-
Employment contracts (3)	112	82	30	-	-
Total contractual obligations	$203,116	$76,862	$50,974	$35,129	$40,151

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $3.3 million, related to workers’ compensation deductibles, were outstanding as of July 1, 2012 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures.  Actual results may differ from these estimates.  As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self insurance reserves, impairment of long-lived assets and estimation of net deferred income tax asset valuation allowance to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

In August 2011, we updated our merchandise return policy to enhance our customer’s shopping experience.  The updated return policy is: “If at any time you are not completely satisfied with a service or item purchased, simply return it so we can make it right.”  We estimate a reserve for projected merchandise returns based on historical experience. We do not believe there is a reasonable likelihood that there will be a material change in the estimates we use to reserve for returns as a result of the change in our return policy.  However, if actual results are not consistent with our estimates, we may be required to increase our allowance for sales returns and such changes could be material.

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

For a more detailed discussion of these factors, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

•	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

•	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

•	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

•	Our future operations may be dependent on the availability of additional financing.

•	Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

•	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

•	Declines in the effectiveness of marketing could cause our operating results to suffer.

•	Problems with our information systems could disrupt our operations and negatively impact our financial results.

•	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

•	We may not be able to renew the leases of existing store locations.

•	As a result of the current economic downturn, we have delayed opening new stores. Continued growth is uncertain and subject to numerous risks.

•	We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

•	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

•	We are controlled by Irene and Eric Olberz and management, whose interests may differ from other stockholders.

•	Our Class B Common Stock may be delisted from the NASDAQ Stock Market (“Nasdaq”).

•	The price of our Class A Common Stock and Class B Common Stock may be volatile.

•	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

•	We may be subject to litigation that may adversely affect our business and financial performance.

•	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

•	Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

•	We self-insure for a significant portion of employee health insurance coverage and recent federal health care legislation could increase our expenses.

•	Terrorist attacks, acts of war and foreign instability may harm our business.

•	We rely on one distribution center and any disruption could reduce our sales.

•	We may pursue strategic acquisitions, which could have an adverse impact on our business.

•	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

•	A regional or global health pandemic could severely affect our business.

•	Global warming could cause erosion of both our winter and summer seasonal businesses over a long-term basis.

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

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 1, 2012 (the “Annual Report”).  Our short-term and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should carefully consider the risk factors set forth in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results,” as well as the risk factors set forth in the Annual Report.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements.

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

SPORT CHALET, INC.

DATE: August 10, 2012	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)