Form 10-Q
period 2012-09-30
SPORT CHALET INC
filed 2012-11-08
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
           Large accelerated filer   [   ]                                                      Accelerated filer   [   ]
             Non-accelerated filer   [   ]                                    Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [  ]   No [X]

At November 7, 2012, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		26 weeks ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands, except per share amounts)
Net sales	$91,452	$87,980	$175,301	$170,804
Cost of goods sold, buying and occupancy costs	66,233	62,281	126,714	121,281
Gross profit	25,219	25,699	48,587	49,523

Selling, general and administrative expenses	21,924	22,340	42,662	43,955
Depreciation and amortization	2,041	2,329	4,110	4,897
Income from operations	1,254	1,030	1,815	671

Interest expense	492	431	950	896
Income (loss) before income taxes	762	599	865	(225)

Income tax provision	2	-	2	2
Net income (loss)	$760	$599	$863	$(227)

Earnings (loss) per share:
Basic	$0.05	$0.04	$0.06	$(0.02)
Diluted	$0.05	$0.04	$0.06	$(0.02)

Weighted average number of common shares outstanding:
Basic	14,190	14,190	14,190	14,190
Diluted	14,203	14,223	14,201	14,190

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	April 1, 2012
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$3,663	$2,811
Accounts receivable, net	7,564	2,777
Merchandise inventories	105,879	98,181
Prepaid expenses and other current assets	1,898	1,603
Total current assets	119,004	105,372

Fixed assets, net	19,723	22,081
Total assets	$138,727	$127,453

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,676	$28,220
Loan payable to bank	44,894	41,255
Salaries and wages payable	3,353	2,980
Other accrued expenses	17,593	17,370
Total current liabilities	101,516	89,825

Deferred rent	17,919	19,340
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at September 30, 2012 and 12,414,490 at April 1, 2012	124	124
Class B Common Stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at September 30, 2012 and 1,775,821 at April 1, 2012	18	18
Additional paid-in capital	37,162	37,021
Accumulated deficit	(18,012)	(18,875)
Total stockholders’ equity	19,292	18,288
Total liabilities and stockholders’ equity	$138,727	$127,453

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	26 weeks ended
	September 30, 2012	October 2, 2011
	(in thousands)
Operating activities
Net income (loss)	$863	$(227)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,110	4,897
Gain on disposal of property and equipment	(16)	-
Share-based compensation	141	564
Changes in operating assets and liabilities:
Accounts receivable	(4,787)	(3,122)
Merchandise inventories	(7,698)	(2,303)
Prepaid expenses and other current assets	(295)	(99)
Accounts payable	6,880	6,416
Salaries and wages payable	373	271
Other accrued expenses	(21)	(1,856)
Deferred rent	(1,421)	(1,418)
Net cash (used in) provided by operating activities	(1,871)	3,123

Investing activities
Purchase of fixed assets	(932)	(1,389)
Proceeds from sale of assets	16	-
Net cash used in investing activities	(916)	(1,389)

Financing activities
Proceeds from bank borrowing	187,025	181,119
Repayment of bank borrowing	(183,386)	(180,899)
Net cash provided by financing activities	3,639	220

Increase in cash and cash equivalents	852	1,954
Cash and cash equivalents at beginning of period	2,811	51
Cash and cash equivalents at end of period	$3,663	$2,005

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$950	$906
Income tax	$2	$2

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	732	-
Fixed assets acquired under capital leases	$244	$722

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of September 30, 2012, the Company operated 54 stores including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

	13 weeks ended		26 weeks ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands, except per share amounts)
Net income (loss)	$760	$599	$863	$(227)

Weighted average number of common shares outstanding:
Basic	14,190	14,190	14,190	14,190
Effect of dilutive securities-stock options	13	33	11	-
Diluted	14,203	14,223	14,201	14,190

Earnings (loss) per share:
Basic	$0.05	$0.04	$0.06	$(0.02)
Effect of dilutive securities-stock options	-	-	-	-
Diluted	$0.05	$0.04	$0.06	$(0.02)

Options to purchase an aggregate of 2.2 million shares for the 13 and 26 weeks ended September 30, 2012 and an aggregate of 1.7 million shares for the 13 and 26 weeks ended October 2, 2011 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

3.           Recently Issued Accounting Pronouncements

                We reviewed all recently issued accounting pronouncements and determined either that they are not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

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

Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of September 30, 2012, we operated 54 stores, including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  Our stores offer over 50 specialty services for the sports enthusiast, including climbing, backcountry skiing, ski mountaineering, avalanche education, mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, gait analysis, baseball/softball glove steaming and lacing, racquet stringing, and bicycle tune-up and repair.  In addition, we have a Team Sales Division and an online store at sportchalet.com.  As previously announced, the Company currently plans to open one new store in May 2013 in Downtown Los Angeles.

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

Our stores are located in states that have experienced, since the downturn that began in 2008, the worst macroeconomic conditions in the nation, as evidenced by statistics including, but not limited to, high unemployment rates, foreclosure rates and bankruptcy filings.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009 and fiscal 2010, we aggressively took action to modify our business model to make the Company more efficient, improve our liquidity and reduce operating expenses.  These efforts continued in fiscal 2011 and fiscal 2012, while at the same time, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors emphasized value pricing and severely reduced store staffing.  As a result of these efforts, we reduced our net loss for fiscal 2012 to $5.1 million, or $0.36 per diluted share, compared to net losses of $8.3 million, or $0.59 per diluted share, and $52.2 million, or $3.70 per diluted share, for fiscal 2010 and 2009, respectively.  For fiscal 2012, our net loss increased from fiscal 2011’s net loss of $3.0 million, or $0.21 per diluted share, primarily due to the unseasonably warm and dry winter weather experienced in the second half of fiscal 2012.  We believe the improvements we have made to our business over the past few years have positioned us, assuming better winter weather conditions, to return to profitability for fiscal 2013.  We realized net income of $0.9 million, or $0.06 per diluted share, in the first half of fiscal 2013.

Second Quarter Highlights

•	Net income of $0.8 million compared to net income of $0.6 million in the second quarter of the prior year;

•	Comparable store sales increased 5.5% for the 13 weeks ended September 30, 2012;

•	Team Sales division sales increased 23.7% from the second quarter of last year; and

•	Online sales increased 15.6% from the second quarter of last year.

Results of Operations

13 Weeks Ended September 30, 2012 Compared to October 2, 2011

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended September 30, 2012 compared to the 13 weeks ended October 2, 2011 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	September 30, 2012		October 2, 2011		Dollar change	Percentage change
	Amount	Percent	Amount	Percent
Net sales	$91,452	100.0%	$87,980	100.0%	$3,472	3.9%
Gross profit	25,219	27.6%	25,699	29.2%	(480)	(1.9%)
Selling, general and administrative expenses	21,924	24.0%	22,340	25.4%	(416)	(1.9%)
Depreciation and amortization	2,041	2.2%	2,329	2.6%	(288)	(12.4%)
Income from operations	1,254	1.4%	1,030	1.2%	224	21.7%
Interest expense	492	0.5%	431	0.5%	61	14.2%
Income before income taxes	762	0.8%	599	0.7%	163	27.2%
Income tax provision	2	0.0%	-	0.0%	2	*
Net income	760	0.8%	599	0.7%	161	26.9%

Earnings per share:
Basic	$0.05		$0.04		$0.01	26.9%
Diluted	$0.05		$0.04		$0.01	27.1%

* Percentage change not meaningful.

Sales increased $3.5 million, or 3.9%, to $91.5 million for the 13 weeks ended September 30, 2012 from $88.0 million for the 13 weeks ended October 2, 2011.  The sales increase is primarily due to a 5.5% increase in comparable store sales, an improvement on top of the 3.1% increase in the same period last year.  Team Sales division and Online sales increased 23.7% and 15.6%, respectively.  These sales increases were partially offset by one store closure which contributed $1.5 million in sales in the prior year.  In October 2011, one store was closed to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.

Gross profit decreased $0.5 million, or 1.9%, and as a percent of sales decreased to 27.6% from 29.2%.  The 1.6% decrease as a percent of sales is primarily due to 0.8% from a promotional campaign in August, 0.3% in costs related to ongoing customer satisfaction initiatives (see “Critical Accounting Policies and Use of Estimates”) implemented in August 2011, and changes in merchandise costs and in the product mix.

Selling, general and administrative (“SG&A”) expenses decreased $0.4 million, or 1.9%, primarily due to $0.4 million in savings from labor-related expenses, such as self-insurance for employee health insurance coverage and stock option expense.  As a percent of sales, SG&A decreased to 24.0% from 25.4%.

Depreciation decreased $0.3 million as a result of the low level of capital expenditures in recent fiscal years with no new store openings or significant remodels.

Net income for the quarter ended September 30, 2012 increased $0.2 million to $0.8 million, or $0.05 per diluted share, compared to net income of $0.6 million, or $0.04 per diluted share, for the quarter ended October 2, 2011.

26 Weeks Ended September 30, 2012 Compared to October 2, 2011

The following table sets forth statements of operations data and relative percentages of net sales for the 26 weeks ended September 30, 2012 compared to the 26 weeks ended October 2, 2011 (dollar amounts in thousands, except per share amounts):

	26 weeks ended
	September 30, 2012		October 2, 2011		Dollar change	Percentage change
	Amount	Percent	Amount	Percent
Net sales	$175,301	100.0%	$170,804	100.0%	$4,497	2.6%
Gross profit	48,587	27.7%	49,523	29.0%	(936)	(1.9%)
Selling, general and administrative expenses	42,662	24.3%	43,955	25.7%	(1,293)	(2.9%)
Depreciation and amortization	4,110	2.3%	4,897	2.9%	(787)	(16.1%)
Income from operations	1,815	1.0%	671	0.4%	1,144	170.5%
Interest expense	950	0.5%	896	0.5%	54	6.0%
Income (loss) before income taxes	865	0.5%	(225)	(0.1%)	1,090	*
Income tax provision	2	0.0%	2	0.0%	-	0.0%
Net income (loss)	863	0.5%	(227)	(0.1%)	1,090	*

Earnings (loss) per share:
Basic	$0.06		$(0.02)		$0.08	*
Diluted	$0.06		$(0.02)		$0.08	*

* Percentage change not meaningful.

Sales increased $4.5 million, or 2.6%, to $175.3 million for the 26 weeks ended September 30, 2012 from $170.8 million for the 26 weeks ended October 2, 2011.  The sales increase is primarily due to a 4.1% increase in comparable store sales, an improvement on top of the 2.7% increase in the same period last year.  Team Sales division and Online sales increased 18.8% and 11.1%, respectively.  These sales increases were partially offset by one store closure in October 2011, which contributed $3.2 million in sales in the prior year.

Gross profit decreased $0.9 million, or 1.9%, and as a percent of sales decreased to 27.7% from 29.0%.  The 1.3% decrease as a percent of sales is primarily due to 0.5% from a promotional campaign in August, 0.3% in costs related to ongoing customer satisfaction initiatives (see “Critical Accounting Policies and Use of Estimates”) implemented in August 2011, and changes in merchandise costs and in the product mix.

SG&A expenses decreased $1.3 million, or 2.9%, primarily due to $1.4 million in savings from labor-related expenses, such as self-insurance for employee health insurance coverage, incentive payments largely for store employees and stock option expense.  As a percent of sales, SG&A decreased to 24.3% from 25.7%.

Depreciation decreased $0.8 million as a result of the low level of capital expenditures in recent fiscal years with no new store openings or significant remodels.

Net income for the period ended September 30, 2012 increased $1.1 million to $0.9 million, or $0.06 per diluted share, compared to a net loss of $0.2 million, or $0.02 per diluted share, for the same period ended October 2, 2011.

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment, store operations and new store openings.  Since fiscal 2007, we have increasingly relied on bank borrowing for our capital needs to fund new store openings and losses from operations.  The amount outstanding on our bank credit facility, net of cash on hand, increased from $39.1 million on October 2, 2011 to $41.2 million on September 30, 2012.  For the foreseeable future our ability to continue our operations and business is dependent on credit terms from vendors and bank borrowing.

Net cash (used in) provided by operating activities has generally been the result of net income (loss), adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table summarizes the more significant items for the 26 weeks ended September 30, 2012 and October 2, 2011:

	26 weeks ended
	September 30, 2012	October 2, 2011
	(in thousands)
Net income (loss)	$863	$(227)
Depreciation and amortization	4,110	4,897
Merchandise inventories	(7,698)	(2,303)
Accounts payable	6,880	6,416
Accounts receivable	(4,787)	(3,122)
Other accrued expenses	(21)	(1,856)
Other	(1,218)	(682)
Net cash (used in) provided by operating activities	$(1,871)	$3,123

Inventory increased $7.7 million in the 26 weeks ended September 30, 2012 as average inventory per store increased 12.5% to $2.0 million from $1.7 million at the end of September 30, 2012 and October 2, 2011, respectively. The increase is primarily due to additional investments in merchandise categories that have exhibited the greatest sales growth potential as well as the carryover of winter related merchandise due to the lower than planned sales in fiscal 2012 which resulted from the unseasonably warm and dry winter weather.  The winter carryover inventory has been integrated into the inventory purchase plans for the current fiscal year and will result in higher than normal inventory levels through at least the third fiscal quarter.

Accounts payable changes are generally related to inventory changes.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings until fiscal 2014 or significant remodels.  Forecasted capital expenditures for the current fiscal year are expected to be approximately $5.5 million primarily for new rental equipment, information systems, and one new store (see “Overview”).  Approximately $1.5 million for the new store will be reimbursed by the landlord upon opening in early fiscal 2014.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million, increasing to $70.0 million from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at September 30, 2012), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis between 0.80 to 1.00 and 1.25 to 1.00 (varying from quarter to quarter).  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

At September 30, 2012, our credit facility had a borrowing capacity of $65.6 million, of which we utilized $48.4 million (including a letter of credit of $3.5 million) and had $17.2 million in availability, $10.6 million above the availability requirement of $6.6 million. The amount of availability fluctuates due to seasonal changes throughout the year.

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of September 30, 2012:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$152,697	$30,349	$50,172	$35,232	$36,944
Capital leases	1,268	697	489	83	-
Revolving credit facility (2)	44,894	44,894	-	-	-
Letters of credit	3,550	3,550	-	-	-
Employment contracts (3)	113	75	38	-	-
Total contractual obligations	$202,522	$79,565	$50,698	$35,315	$36,944

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $3.5 million, related to workers’ compensation deductibles, were outstanding as of September 30, 2012 and expire within one year.

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

In August 2011, we updated our merchandise return policy to enhance our customer’s shopping experience.  The updated return policy is: “If at any time you are not completely satisfied with a service or item purchased, simply return it so we can make it right.”  We estimate a reserve for projected merchandise returns based on historical experience. We do not believe there is a reasonable likelihood that there will be a material change in the estimates we use to reserve for returns as a result of the change in our return policy.  However, if actual results are not consistent with our estimates, we may be required to increase our allowance for sales returns, which would affect sales, and such changes could be material.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SPORT CHALET, INC.

DATE: November 8, 2012	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)