Form 10-Q
period 2012-12-30
SPORT CHALET INC
filed 2013-02-07
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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
Yes [  ]   No [X]

At February 6, 2013, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 weeks ended		39 weeks ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands, except per share amounts)
Net sales	$97,567	$97,223	$272,868	$268,027
Cost of goods sold, buying and occupancy costs	70,642	70,917	197,356	192,198
Gross profit	26,925	26,306	75,512	75,829

Selling, general and administrative expenses	26,097	24,410	68,759	68,365
Depreciation and amortization	2,105	2,468	6,215	7,365
(Loss) income from operations	(1,277)	(572)	538	99

Interest expense	608	464	1,558	1,360
Loss before income taxes	(1,885)	(1,036)	(1,020)	(1,261)

Income tax provision	-	-	2	2
Net loss	$(1,885)	$(1,036)	$(1,022)	$(1,263)

Loss per share:
Basic and diluted	$(0.13)	$(0.07)	$(0.07)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	14,190	14,190	14,190	14,190

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2012	April 1, 2012
	(Unaudited)
Assets	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$7,867	$2,811
Accounts receivable, net	8,049	2,777
Merchandise inventories	110,051	98,181
Prepaid expenses and other current assets	1,618	1,603
Total current assets	127,585	105,372

Fixed assets, net	19,165	22,081
Total assets	$146,750	$127,453

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$46,654	$28,220
Loan payable to bank	37,333	41,255
Salaries and wages payable	5,345	2,980
Other accrued expenses	22,878	17,370
Total current liabilities	112,210	89,825

Deferred rent	17,067	19,340
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at December 30, 2012 and April 1, 2012	124	124
Class B Common Stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at December 30, 2012 and April 1, 2012	18	18
Additional paid-in capital	37,228	37,021
Accumulated deficit	(19,897)	(18,875)
Total stockholders’ equity	17,473	18,288
Total liabilities and stockholders’ equity	$146,750	$127,453

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	39 weeks ended
	December 30, 2012	January 1, 2012
	(in thousands)
Operating activities
Net loss	$(1,022)	$(1,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,215	7,365
(Gain) loss on disposal of property and equipment	(16)	43
Share-based compensation	207	801
Changes in operating assets and liabilities:
Accounts receivable	(5,272)	(2,649)
Merchandise inventories	(11,870)	(13,416)
Prepaid expenses and other current assets	(15)	(5)
Accounts payable	16,639	22,261
Salaries and wages payable	2,365	1,623
Other accrued expenses	4,984	3,603
Deferred rent	(2,273)	(2,119)
Net cash provided by operating activities	9,942	16,244

Investing activities
Purchase of fixed assets	(980)	(2,980)
Proceeds from sale of assets	16	60
Net cash used in investing activities	(964)	(2,920)

Financing activities
Proceeds from bank borrowing	279,734	273,584
Repayment of bank borrowing	(283,656)	(285,933)
Net cash used in financing activities	(3,922)	(12,349)

Increase in cash and cash equivalents	5,056	975
Cash and cash equivalents at beginning of period	2,811	51
Cash and cash equivalents at end of period	$7,867	$1,026

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,558	$1,338
Income tax	$2	$2

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	983	-
Fixed assets acquired under capital leases	$524	$722

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of December 30, 2012, the Company operated 54 stores including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

	13 weeks ended		39 weeks ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands, except per share amounts)
Net loss	$(1,885)	$(1,036)	$(1,022)	$(1,263)

Weighted average number of common shares outstanding:	14,190	14,190	14,190	14,190

Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.07)	$(0.09)

Options to purchase an aggregate of 2.2 million shares for the 13 and 39 weeks ended December 30, 2012 and an aggregate of 1.9 million shares for the 13 and 39 weeks ended January 1, 2012 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a leading operator of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of December 30, 2012, we operated 54 stores, including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  Our stores offer over 50 specialty services for the sports enthusiast, including online same day delivery, climbing, backcountry skiing, ski mountaineering, avalanche education, mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, gait analysis, baseball/softball glove steaming and lacing, racquet stringing, and bicycle tune-up and repair.  In addition, we have a Team Sales Division and an online store at sportchalet.com.

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in the industry, Norbert’s goal was:  to “see things through the eyes of the customer;” to “do a thousand things a little bit better;” to focus on “not being the biggest, but the best;” to “be the image of an athlete;” and to “create ease of shopping.”

Recent History

Our stores are located in states that have experienced, since the economic downturn that began in 2008, the worst macroeconomic conditions in the nation, as evidenced by statistics including, but not limited to, high unemployment rates, foreclosure rates and bankruptcy filings.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  During fiscal 2009 and fiscal 2010, we aggressively took action to modify our business model to make the Company more efficient, improve our liquidity and reduce operating expenses.  These efforts continued in fiscal 2011 and fiscal 2012, while at the same time, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors emphasized value pricing and severely reduced store staffing.  As a result of these efforts, we reduced our net loss for fiscal 2012 to $5.1 million, or $0.36 per diluted share, compared to net losses of $8.3 million, or $0.59 per diluted share, and $52.2 million, or $3.70 per diluted share, for fiscal 2010 and 2009, respectively.  For fiscal 2012, our net loss increased from fiscal 2011’s net loss of $3.0 million, or $0.21 per diluted share, primarily due to the unseasonably warm and dry winter weather experienced in the second half of fiscal 2012.

Fiscal 2013

In the first half of fiscal 2013, we realized net income of $0.9 million, or $0.06 per diluted share, primarily from a comparable store sales increase of 4.1%.  However, our recent growth in comparable store sales and profitability plateaued as warm weather and a continuing trend for consumers to postpone holiday shopping negatively impacted the third quarter of fiscal 2013, as comparable store sales decreased 0.7% and we incurred a net loss of $1.9 million, or $0.13 per diluted share, for the third quarter of fiscal 2013 and a net loss of $1.0 million, or $0.07 per diluted share, for the 39 weeks ended December 30, 2012.

We are encouraged by the improvement in sales trends since mid-December and its continuation into our fourth quarter as comparable store sales increased 20.3% through the five weeks ended February 3, 2013.  We believe that the January sales numbers reflect both the return to more ‘normal’ winter weather conditions and the continued response of our customers to our strategy of being first to market with performance, technology and lifestyle merchandise.  In addition to our differentiated product offerings, our Team Sales Division and online sales also are essential channels for growth and expansion of our footprint and customer base.  Therefore, we continue to heavily invest in these areas where we believe we can distinguish ourselves from our competition and provide the greatest financial return.  To that end, a prioritization of talent and resources is underway to continue growing businesses that deliver an overall seamless customer experience while more closely linking online, Team Sales Division and our retail stores.  Team Sales Division sales increased 17.9% from the third quarter of last year and online sales increased 32.6% from the third quarter of last year.

As previously announced, we currently plan to open a next generation Sport Chalet this summer in Downtown Los Angeles. This store will incorporate a new design template of enhanced displays, fixtures, and graphics to reinforce the Sport Chalet brand and its market positioning as a destination for premium brands, technical merchandise and the highest quality service offerings. While no assurance can be given that we will be successful in implementing this new concept, at 27,300 square feet, we believe this smaller format store will allow an immediate opportunity for growth across a wider geography.  We currently plan to close two existing stores in fiscal 2014 as part of our ongoing and rigorous approach to our portfolio of stores, allocating resources towards the greatest growth opportunities, as well as unwavering commitment to our long-term business strategy of returning to sustained profitability.

Results of Operations

13 Weeks Ended December 30, 2012 Compared to January 1, 2012

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended December 30, 2012 compared to the 13 weeks ended January 1, 2012 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	December 30, 2012		January 1, 2012		Dollar	Percentage
	Amount	Percent	Amount	Percent	change	change
Net sales	$97,567	100.0%	$97,223	100.0%	$344	0.4%
Gross profit	26,925	27.6%	26,306	27.1%	619	2.4%
Selling, general and administrative expenses	26,097	26.7%	24,410	25.1%	1,687	6.9%
Depreciation and amortization	2,105	2.2%	2,468	2.5%	(363)	(14.7%)
Loss from operations	(1,277)	(1.3%)	(572)	(0.6%)	(705)	(123.3%)
Interest expense	608	0.6%	464	0.5%	144	31.0%
Net loss	(1,885)	(1.9%)	(1,036)	(1.1%)	(849)	(81.9%)

Loss per share:
Basic and diluted	$(0.13)		$(0.07)		$(0.06)	(81.9%)

Sales increased $0.3 million, or 0.4%, to $97.6 million for the 13 weeks ended December 30, 2012 from $97.2 million for the 13 weeks ended January 1, 2012.  The slight sales increase is primarily the result of sales increases in the Team Sales Division and online of 17.9% and 32.6%, respectively, partially offset by a 0.7% decrease in comparable store sales.  The comparable store sales decrease of 0.7%, which is an improvement from the 2.0% decrease in the same period last year, was primarily due to the warm and dry winter weather for the majority of the holiday shopping season exacerbated by a bad winter sports season last year, a change in our strategy to be less promotional, and general consumer caution from the uncertainty about regional and national economic conditions.

Gross profit increased $0.6 million, or 2.4%, and as a percent of sales increased to 27.6% from 27.1%.  The increase in gross profit is primarily the result of the increase in sales and a reduction in markdowns from a change in our strategy to be less promotional during the holiday period, specifically on Black Friday/Cyber Monday weekend, partially offset by a payment received in the prior year from a landlord as part of a store’s closing.

Selling, general and administrative (“SG&A”) expenses increased $1.7 million, or 6.9%, primarily due to increases of $0.7 million in advertising and $0.6 million in labor-related expenses, such as salaries, payroll taxes and employee health insurance coverage.  The increase in advertising served to focus customer attention on our technical merchandise and innovative brand offerings while being less promotional.  As a percent of sales, SG&A increased to 26.7% from 25.1%.

Depreciation decreased $0.4 million as a result of the low level of capital expenditures in recent fiscal years with no new store openings or significant remodels.

Net loss for the quarter ended December 30, 2012 increased $0.8 million to $1.9 million, or $0.13 per diluted share, from a net loss of $1.0 million, or $0.07 per diluted share, for the quarter ended January 1, 2012.

39 Weeks Ended December 30, 2012 Compared to January 1, 2012

The following table sets forth statements of operations data and relative percentages of net sales for the 39 weeks ended December 30, 2012 compared to the 39 weeks ended January 1, 2012 (dollar amounts in thousands, except per share amounts):

	39 weeks ended
	December 30, 2012		January 1, 2012		Dollar	Percentage
	Amount	Percent	Amount	Percent	change	change
Net sales	$272,868	100.0%	$268,027	100.0%	$4,841	1.8%
Gross profit	75,512	27.7%	75,829	28.3%	(317)	(0.4%)
Selling, general and administrative expenses	68,759	25.2%	68,365	25.5%	394	0.6%
Depreciation and amortization	6,215	2.3%	7,365	2.7%	(1,150)	(15.6%)
Income from operations	538	0.2%	99	0.0%	439	443.4%
Interest expense	1,558	0.6%	1,360	0.5%	198	14.6%
Loss before income taxes	(1,020)	(0.4%)	(1,261)	(0.5%)	241	19.1%
Income tax provision	2	0.0%	2	0.0%	-	0.0%
Net loss	(1,022)	(0.4%)	(1,263)	(0.5%)	241	19.1%

Loss per share:
Basic and diluted	$(0.07)		$(0.09)		$0.02	19.1%

Sales increased $4.8 million, or 1.8%, to $272.9 million for the 39 weeks ended December 30, 2012 from $268.0 million for the 39 weeks ended January 1, 2012.  The sales increase is primarily due to a comparable store sales increase of 2.3%, while sales for Team Sales Division and online increased 18.6% and 21.6%, respectively, partially offset by one store closure which contributed $3.2 million in sales in the prior year.  In October 2011, one store was closed to complete this store’s relocation to a larger store in an area with more appealing customer demographics, which opened in June 2008.

Gross profit decreased $0.3 million, or 0.4%, and as a percent of sales decreased to 27.7% from 28.3%.  The 0.6% decrease as a percent of sales is primarily due to costs related to ongoing customer satisfaction initiatives implemented in August 2011 (see “Critical Accounting Policies and Use of Estimates”), changes in merchandise costs and product mix, and a payment received in the prior year from a landlord as part of a store’s closing.

SG&A expenses increased $0.4 million, or 0.6%, primarily due to an increase of $1.0 million in advertising partially offset by savings in labor-related expenses, such as self-insurance for employee health insurance coverage and stock option expense.  As a percent of sales, SG&A decreased to 25.2% from 25.5%.

Depreciation decreased $1.2 million as a result of the low level of capital expenditures in recent fiscal years with no new store openings or significant remodels.

Net loss for the period ended December 30, 2012 decreased $0.2 million to $1.0 million, or $0.07 per diluted share, from a net loss of $1.3 million, or $0.09 per diluted share, for the same period ended January 1, 2012.

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment, store operations and new store openings.  Since fiscal 2007, we have increasingly relied on bank borrowing for our capital needs to fund new store openings and losses from operations.  The amount outstanding on our bank credit facility, net of cash on hand, increased from $27.5 million on January 1, 2012 to $29.5 million on December 30, 2012.  For the foreseeable future our ability to continue our operations and business is dependent on credit terms from vendors and bank borrowing.

Net cash provided by operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table summarizes the more significant items for the 39 weeks ended December 30, 2012 and January 1, 2012:

	39 weeks ended
	December 30, 2012	January 1, 2012
	(in thousands)
Net loss	$(1,022)	$(1,263)
Depreciation and amortization	6,215	7,365
Merchandise inventories	(11,870)	(13,416)
Accounts payable	16,639	22,261
Accounts receivable	(5,272)	(2,649)
Other accrued expenses	4,984	3,603
Other	268	343
Net cash provided by operating activities	$9,942	$16,244

Inventory increased $11.9 million in the 39 weeks ended December 30, 2012 as average inventory per store increased 2.8% to $2.04 million from $1.98 million at December 30, 2012 and January 1, 2012, respectively. The inventory increase is primarily due to additional investments in merchandise categories that have exhibited the greatest sales growth potential and the lower than planned holiday season sales during the third quarter of fiscal 2013.

Accounts payable changes are generally related to inventory changes.  However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with only a single new store opening until at least fiscal 2014 and no significant remodels.  Forecasted capital expenditures for the remainder of the current fiscal year are expected to be approximately $2.0 million primarily for new rental equipment, information systems, and one new store (see “Overview”).  Approximately $1.0 million for the new store will be reimbursed by the landlord upon opening in early fiscal 2014.  We currently have no plans to open additional stores and future store openings are dependent on the availability of financing.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.  Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million, increasing to $70.0 million from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at December 30, 2012), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis between 0.80 to 1.00 and 1.25 to 1.00 (varying from quarter to quarter).  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

At December 30, 2012, our credit facility had a borrowing capacity of $70.0 million, of which we utilized $40.8 million (including a letter of credit of $3.6 million) and had $37.0 million in availability including cash, $17.6 million above the availability requirement of $6.5 million. The amount of availability fluctuates due to seasonal changes throughout the year.

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of December 30, 2012:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$147,548	$30,621	$49,408	$33,656	$33,863
Capital leases	1,363	782	514	67	-
Revolving credit facility (2)	37,333	37,333	-	-	-
Letters of credit	3,550	3,550	-	-	-
Employment contracts (3)	113	75	38	-	-
Total contractual obligations	$189,907	$72,361	$49,959	$33,723	$33,863

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

We currently plan to close two existing stores in fiscal 2014. The two stores, which are located in Antioch, California and Phoenix, Arizona, are being closed as part of our ongoing and rigorous approach to our portfolio of stores, allocating resources towards the greatest growth opportunities, as well as unwavering commitment to our long-term business strategy of returning to sustained profitability.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $3.6 million, related to workers’ compensation deductibles, were outstanding as of December 30, 2012 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures.  Actual results may differ from these estimates.  As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self-insurance reserves, impairment of long-lived assets and estimation of net deferred income tax asset valuation allowance to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

In August 2011, we updated our merchandise return policy to enhance our customer’s shopping experience.  The updated return policy is: “If at any time you are not completely satisfied with a service or item purchased, simply return it so we can make it right.”

In June 2011, we began to self-insure for a significant portion of employee health insurance coverage.  When estimating our self-insured liabilities, which include employee health, property, general liability and workers’ compensation insurance at various levels, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.  Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insurance liabilities, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.  This is particularly pertinent as it relates to employee health insurance, where our costs could be affected by seasonality and other factors, which could cause costs to vary widely and unpredictably from period to period.

Factors That May Affect Future Results

Our short-term and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should carefully consider the following risk factors, in addition to the information contained elsewhere in this Report.  This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but are not limited to, those set forth below.

For a more detailed discussion of these factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

•	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

•	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

•	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

•	Our future operations may be dependent on the availability of additional financing.

•	Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

•	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

•	Declines in the effectiveness of marketing could cause our operating results to suffer.

•	Problems with our information systems could disrupt our operations and negatively impact our financial results.

•	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

•	We may not be able to renew the leases of existing store locations.

•	As a result of the current economic downturn, we have delayed opening new stores. Continued growth is uncertain and subject to numerous risks.

•	We may need to record additional impairment losses in the future if our stores' operating performance does not improve.

•	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

•	We are controlled by Irene and Eric Olberz and management, whose interests may differ from other stockholders.

•	Our Class B Common Stock may be delisted from the NASDAQ Stock Market (“Nasdaq”).

•	The price of our Class A Common Stock and Class B Common Stock may be volatile.

•	Provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

•	We may be subject to litigation that may adversely affect our business and financial performance.

•	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

•	Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

•	We self-insure for a significant portion of employee health insurance coverage and recent federal health care legislation could increase our expenses.

•	Terrorist attacks, acts of war and foreign instability may harm our business.

•	We rely on one distribution center and any disruption could reduce our sales.

•	We may pursue strategic acquisitions, which could have an adverse impact on our business.

•	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

•	A regional or global health pandemic could severely affect our business.

•	Global warming could cause erosion of both our winter and summer seasonal businesses over a long-term basis.

•	We may be unable to manage the growth of our Team Sales Division and online business.

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

On April 12, 2012, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled Brian Bennett v. Sport Chalet, Inc. and Sport Chalet Team Sales, Inc. (Case No. BC482472), alleging violations of the California Civil Code.  The complaint was brought as a purported class action on behalf of wheelchair-bound persons located in California.  The plaintiff alleges, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages, attorneys’ fees and costs.  Plaintiffs' demands for injunctive relief claim that the features of some of the Company's California stores are not in compliance with state or federal regulations and therefore are not accessible to individuals who use wheelchairs. The Company intends to defend this litigation vigorously.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 1, 2012 (the “Annual Report”), except as set forth below.  Our short-term and long-term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth below, as well as the risk factors set forth in the Annual Report.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements.

No assurance can be given that we will be successful in managing the growth of our Team Sales Division and online business.

We may not be able to continue to grow our online and Team Sales Division at a similar rate as over the last few years.  The online retail environment is highly competitive, and we compete with a number of internet retailers who are larger, have greater financial resources, and have better name recognition.  Additionally, our online business is dependent on third-party business partners that are crucial to our online operations by handling functions such as merchandise data uploading, order/payment processing, and website hosting.  Our dependence on these key partners involves risk.  If these partners do not continue to meet our performance expectations and we fail to identify alternative partners with improved capabilities, we may not be able to effectively continue to grow our online business.

Our Team Sales customer base is generally comprised of universities, high schools, athletic teams, youth sports leagues, booster clubs and recreational organizations. These organizations may depend on state and federal funding which could be limited in the future which would negatively impact our sales.  We utilize a traveling commissioned sales force to serve our customers.  Our Team Sales performance is substantially dependent on the skills, experience, and performance of our key employees, especially our road sales professionals, and our ability to recruit, retain and motivate them.  Consequently, the loss of one or more key road sales professionals could result in our loss of the customer relationships maintained by the departing road sales professionals, and could adversely affect our net sales and results of operations.

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

SPORT CHALET, INC

DATE: February 7, 2013	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)