Form 10-K
period 2013-03-31
SPORT CHALET INC
filed 2013-05-24
CIK 892907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2012, was approximately $8.2 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.

At May 23, 2013, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended March 31, 2013.

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

ITEM 1.  BUSINESS

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  Sport Chalet was founded in 1959 when Norbert Olberz purchased a small ski and tennis shop in La Cañada, California.  A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision.  As a true pioneer in the industry, Norbert’s goal was to:

•	See things through the eyes of the customer;

•	Do a thousand things a little bit better;

•	Not be the biggest, but the best;

•	Be the image of an athlete; and

•	Create ease of shopping.

As of March 31, 2013, the Company operated 54 stores, including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space.  These stores average approximately 41,000 square feet in size.  In addition, we have a Team Sales Division and an online store at sportchalet.com.

Originally the Company was incorporated in California, and we reincorporated as a Delaware corporation in 1992.  Our corporate office is located at One Sport Chalet Drive, La Cañada, California 91011, and our telephone number is (818) 949-5300.  Our website is located at sportchalet.com.

Stores

Our growth historically focused on Southern California.  Beginning in 2001, we expanded our scope to include the entire state of California as well as Nevada, Arizona, Utah, and online.  Historically, our new store sites were selected with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments.  Between fiscal 2007 and fiscal 2009, we opened 15 stores and relocated one existing store.  We did not open any new stores between fiscal 2010 and fiscal 2013.  In fiscal 2014, we plan to close two existing stores located in Antioch, California and Phoenix, Arizona, and we plan to open one new store in our core Southern California market in early fiscal 2014.

The following table summarizes our lease expirations for our 54 stores as of March 31, 2013:

	Lease expirations by period (1)
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Expiration	45	7	15	14	9
Kick-out clause (2)	9	9	0	0	-
Total lease expirations	54	16	15	14	9

(1)  The earlier date of lease expration or kick-out clause where applicable.

(2)  A clause that allows us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded.

Historically, store openings have had a favorable impact on sales volume, but have negatively affected profit in the short term.  New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures.  As the store matures, sales tend to level off and expenses decline as a percentage of sales.  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure.  We believe that our stores have historically required three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores and changing economic conditions, reliable statistical trends are not available and there can be no assurance that our newer stores will mature at that rate.

Our typical store is 41,000 square feet in size and showcases under one roof, every merchandise and service category with the feel of a specialty shop.  The full-service approach to customer service and merchandise knowledge is enhanced by fixtures which feature specific technical, performance and lifestyle brands.  Each shop is staffed by trained sales associates with expertise in the merchandise they sell, enabling us to offer our customers a high level of merchandise knowledge and service from the beginner to the advanced sports enthusiast.

Our typical store format features a natural color scheme reminiscent of the outdoors, clear-coated fixtures, 30-foot clear ceilings, large sport-specific graphics, a training pool for Scuba and water sports instruction and demonstrations, as well as a 100 foot shoe wall, among other features.  For both new stores and remodels, we continually evaluate and update our format, fixtures and merchandise to remain competitive.  We have taken advantage of unusual building layouts in the past, and when appropriate, may do so again in the future.  We evaluate stores for remodel based on the store’s age and competitive situation, as well as how much the individual landlord will contribute to our required improvements. Future store remodeling plans will depend upon several factors, including general economic conditions, competitive trends and the availability of capital.

We currently plan to open a next generation Sport Chalet store in downtown Los Angeles in early fiscal 2014.  This 27,300 square foot store will incorporate a new design template featuring enhanced displays, fixtures, and graphics, which are intended to reinforce the Sport Chalet brand and its market positioning as a destination for premium brands, technical merchandise and the highest quality service offerings.

Our stores offer over 50 specialty services for the sports enthusiast, including online same day delivery, climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, gait analysis, baseball/softball glove steaming and lacing, racquet stringing, and bicycle tune-up and repair.  Although the revenues generated by these specialty services are not material, these services further differentiate us from our competitors.  Generally, our stores are open seven days a week, typically from 9:30 a.m. to 9:30 p.m. Monday through Friday, 9:00 a.m. to 9:00 p.m. Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

Merchandising

Our merchandise includes products in a number of distinct, specialty sports and lifestyle categories. We offer a broad assortment of quality brand name merchandise at competitive prices.  The assortment includes traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic merchandise) and core specialty merchandise for activities such as snowboarding, skateboarding, mountaineering and Scuba.  Our strategy of being first to market with performance, technology and lifestyle merchandise appeals to both beginner and expert users.  Using our investments in technology, we tailor each store’s merchandise mix to appeal to our customers in that specific market.  As we continue to micro-merchandise each store to best reflect the local consumer’s needs and preferences, our goal is to leverage each store’s strengths by adjusting assortment plans, inventory levels and space allocation.    We leverage our investment in technology to minimize aged inventory and therefore produce what we believe is one of the freshest assortments of any specialty sporting goods retailer in the nation. The ability to successfully sell this merchandise relies on our highly trained sales staff, known as Sport Chalet “Experts,” which is why we employ ongoing year-round training focused on all the technical merchandise and services we offer.

The following table summarizes sales of our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items such as apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Fiscal year
	2013	2012	2011
Hardlines	51%	55%	53%
Apparel	28%	25%	26%
Footwear	21%	20%	21%
Total	100%	100%	100%

Online

With our website, sportchalet.com, we focus on providing a fully integrated online and in-store shopping experience for customers. The site is managed by Sport Chalet employees and displays the broadest selection of merchandise available in Sport Chalet stores.  The site also presents information about the specialty services available both in our stores as well as offsite locations and provides merchandise selection tools, advice and community sharing technologies.  In developing this online strategy, we leveraged our significant investments in infrastructure and systems and also partnered with leading technology providers. We have also developed initiatives focused on driving consumers to the website and building ongoing relationships with our Action Pass customers (see “Marketing and Advertising”).

We are focused on our online business as a key component of our long-term strategy to expand our geographic reach.  We leverage online sales information to improve the micro-merchandising of our stores and to help determine potential trade areas.  To improve the functionality and efficiency of our online business, we are focused on initiatives that are designed to increase site traffic/conversion and enrich the site experience.  In fiscal 2012, we launched a merchandise recommendation engine and a post-purchase ratings and reviews program, and invested in natural search engine optimization.  In fiscal 2013, we added vendor drop shipping of expanded product assortments, a social media communication strategy to engage the online community, and live chat and telephone ordering.

Purchases made online are shipped from the distribution center or our stores, leveraging our inventory investment.  Additionally, items in any store are available for direct shipping to customers’ homes or businesses.  Any gift card or Action Pass reward that may be redeemed in our stores can also be redeemed online.

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

With our large assortment of first to market performance, technical and lifestyle merchandise in our retail stores, we are able to attract the highest caliber of athletes and aspirational participants into our stores.  Many of these same customers compete in organized team sports activities at a very competitive level, frequently in gear furnished by our Team Sales Division.  In order to further integrate our reporting, inventory and accounts receivable management, and marketing, we upgraded software to Team Sales in March 2012, creating a fully integrated Company.  As a result of our size and number of retail locations, we believe no team dealer in the country has the resources we possess to be able to integrate retail and team at all levels, including shared inventory availability on an instant basis, utilization of retail stores for team activities, events and clinics, further integration of our Action Pass customer relationship management program to reward our best customers at both team and retail, and the ability to custom produce embellished products for individual customers at the highest level of quality for any sport.

We recently launched Sport Chalet Team Site, a new dedicated website that handles all the work related to coaches, players and parents purchasing athletic apparel, footwear and equipment for their teams.  Teams now have the ability to create and order from an extensive inventory of customized apparel, footwear and equipment online and have their orders sent directly to their schools, their homes or the local Sport Chalet retail store for pickup.  Sport Chalet Team Site simplifies collecting order forms and payments.  In addition to schools, Sport Chalet Team Site is also available to other organized groups such as: clubs, church groups, sports leagues and any other organized teams.  The Sport Chalet Team Site also provides a convenient way to fundraise and guarantees logo and brand consistency.

In addition, with our major athletic brands’ focus on attracting high school athletes, we bring added value to our vendors, who recognize us as a retailer that speaks to our customer base in a strong and compelling fashion,  with authenticity, a real voice, creating top of mind awareness, and further marketing and merchandising synergistic opportunities.

Marketing and Advertising

We generate our marketing and advertising campaigns in-house, with production support from outside vendors as needed.  The campaigns are designed to reflect our strategic direction through our brand and merchandise offerings, as well as communicate a focused and consistent theme/event calendar through media including email, the internet, special events, direct mail, radio and magazines. Our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athlete appearances.  We also seek to strengthen our position as a leading sporting goods retailer in our markets through high-profile sponsorships with teams and organizations including the Phoenix Suns, the University of Southern California, San Diego State University, Arizona State University, San Jose State University and the Challenged Athletes Foundation, while raising our profile in communities where we do business with contributions to local teams and leagues through our Team Sales Division.

Our online strategy is to better connect with our customers, capture additional market share through an online and in-store shopping experience, and raise familiarity with Sport Chalet.  As traditional forms of media become less relevant and effective, this platform has allowed us to leverage our vendors’ creative resources and web-ready content to our advantage.  Unlike traditional media, there is less lead time involved and a social connection can be established with customers, similar to the in-store experience.  The website is supported with a program of online ads combined with search engine marketing and optimization to build awareness of Sport Chalet with online shoppers, especially around key promotional periods.

Our customer relationship management program, Action Pass, continues to grow since its rollout in 2007.  We now have over 2.1 million members, whose purchases represent over half of all our sales.  In addition to earning points for each purchase redeemable towards future purchases, Action Pass members have access to exclusive merchandise, appearances by athletes, trips and specialty services related to their particular sporting interest.  The program allows us to develop marketing vehicles targeted at specific customer segments to create excitement around merchandise launches, new technologies and new services.  We are forming stronger relationships with our customers as we actively solicit Action Pass members’ feedback regarding their decision to shop at Sport Chalet and perceptions of our store environment, merchandise selection, and pricing.  This allows us to understand our customers’ purchasing habits and shopping carts.  We use this information to respond to our customers’ shopping preferences and patterns with continuous improvement in merchandise assortments, category adjacencies and other marketing initiatives across our entire network of stores.

Purchasing and Distribution

In order to provide a full-line of specialty and sporting goods brands and a wide selection, we purchase merchandise from approximately 1,000 vendors.  Vendor payment terms typically range from 30 to 150 days, and occasionally up to 720 days, from our receipt, and there are no long-term purchase commitments.  Our largest vendor, Nike, Inc., accounted for approximately 12% of our total inventory purchases in fiscal 2013, slightly higher than fiscal 2012, and our ten largest vendors collectively accounted for approximately 40% of our total purchases during fiscal 2013.

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

Seasonality

The market for retail sporting goods is seasonal in nature.  As with many other retailers, our business is heavily affected by sales of merchandise during the holiday season.  In addition, we have a reputation as a leading specialty winter merchandise retailer, and our merchandise mix has historically emphasized winter-sports related merchandise.  This positioning makes us more dependent upon winter business and the amount of snowfall at the resorts most frequented by our customers. We attempt to respond to changes in mid-season weather by maintaining flexibility in merchandise placement at the stores and the marketing of merchandise offerings.  In recent years, our fiscal third quarter, which includes the holiday season, represented approximately 30% of our annual sales.  Winter-related merchandise and services represent approximately 15% of our annual sales and have ranged from approximately 15% to 25% of sales in our fiscal fourth quarter.  We anticipate this seasonal trend in sales will continue.  See “Item 1A. Risk Factors – Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer” and “Note 9. Notes to Consolidated Financial Statements – Quarterly Results of Operations (Unaudited).”

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

Competitors may have greater financial resources than we do, or better name recognition in regions into which we currently operate or might seek to expand and may continue to actively open stores in our markets.  Specialty retailers often have the advantage of a lower cost structure and a smaller footprint that can be located in shopping centers and strip malls, offering more customer convenience.  Internet retailers currently often have sales tax advantages and high end department stores often sell performance and lifestyle merchandise similar to ours.  We also compete with merchandise vendors who sell direct to customers online or in-store and big box sporting goods chains with more purchasing power, but with less emphasis on customer service and specialty services, which often choose to compete on price.

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

Fiscal Year

Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day of March and is named for the calendar year ending closest to that date.  Fiscal 2011 was a 53 week year and thus included one extra week in the fourth quarter and ended on April 3, 2011.  As a result of the extra week in fiscal 2011, the fiscal quarters of 2012 may not compare to fiscal 2011.  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure.  The comparable store sales calculation for fiscal 2011 is on a 52 week basis.

Trademarks and Trade Names

We use the “Sport Chalet” name as a service mark in connection with our business operations.  We have registered “Sport Chalet” as a federal service mark with the United States Patent and Trademark Office, along with the mark “Action Pass,” among others.  We also own additional common law trademarks and service marks which are used in commerce without dispute.

Employees

As of March 31, 2013, we had a total of approximately 3,000 full and part-time employees, 2,650 of whom were employed in our stores and 350 of whom were employed in warehouse and delivery operations or in corporate office positions.  None of our employees are covered by a collective bargaining agreement.  We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our strong employee relations.  Generally, each store employs a general manager, two to three assistant managers, who along with supervisors and department heads oversee the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the holiday and other peak seasons.

We are committed to the growth and training of our employees in order to provide “Experts” in merchandise knowledge and service to our customers.  We conduct specialty universities, consisting of off-site technical training and merchandise demonstrations provided by our vendors for our employees.  All of these universities are recorded for follow-up training online, and we continuously provide individual category training on an individual store basis.  This training prepares our employees to become certified in particular sports or activities, while at the same time reducing employee turnover.  In addition, our “Certified Expert” program encourages employees to attend merchandise-line-specific clinics and receive hands-on training to improve technical merchandise and service expertise.  Only after completing all of the clinics and training and passing specific tests may an associate be considered a Certified Expert. Certified Expert certification is offered in 20 different service disciplines and is a requirement for new associates in their areas of expertise.  Being knowledgeable and informed allows our work force to meet our customer's needs and enhance their shopping experience.

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

We have reported losses for each of the last six fiscal years and have an accumulated deficit of $22.2 million as of March 31, 2013.  There can be no assurance that we will report net income in any future period.

A downturn in the economy has affected consumer purchases of discretionary items, significantly reducing our net sales and profitability.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers.  The current downturn in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits are having, and are likely to continue for some time to have, a materially adverse effect on our results of operations.  We have sustained operating losses for the past six fiscal years and negative comparable store sales for five of the last six fiscal years.  There can be no assurance that we will report net income in any future period or that comparable store sales will improve.  No assurance can be given that we will maintain the increase in comparable store sales achieved in fiscal 2013.

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

In fiscal 2013, our peak borrowing occurred during the week ended December 9, 2012, at which time our credit facility had a borrowing capacity of $70.0 million, of which we utilized $68.6 million (including a letter of credit of $3.6 million) and had $1.4 million in availability.  On March 31, 2013, our credit facility had a borrowing capacity of $65.0 million, of which we utilized $49.9 million (including a letter of credit of $3.6 million) and had $14.4 million in availability, $7.9 million above the availability requirement of $6.5 million.  The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year.

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

We purchase merchandise from approximately 1,000 vendors.  One vendor accounted for approximately 12% of our total inventory purchases for fiscal 2013, and our ten largest vendors collectively accounted for approximately 40% of our total purchases during fiscal 2013.  Our dependence on principal vendors involves risk.  If there is a disruption in supply from a principal vendor for any reason, including concern over our financial condition or vendor supply chain issues, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase.  A vendor could discontinue selling merchandise to us at any time for reasons that may or may not be within our control.  Our net sales may decline and hinder our return to profitability if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing merchandise.  Moreover, many of our vendors provide us with incentives, such as return privileges, volume purchase allowances and cooperative marketing arrangements.  A decline in or discontinuation of these incentives could also negatively impact our results of operations.

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

The sporting goods business and the retail environment are highly competitive, and we compete with specialty stores and independent dealers, internet retailers and catalog merchandisers, high end department stores, vendor owned stores, mass merchandisers and discount stores, and big box sporting goods chains.  A number of our competitors are larger, have greater financial resources, and have better name recognition in regions in which we currently operate or into which we might seek to expand.  No assurance can be given that as our competitors continue to actively open stores in our markets, we will be able to continue to improve our business and return to profitability.

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

We may not be able to continue to grow our online business and Team Sales Division at a similar rate as over the last few years.  The online retail environment is highly competitive, and we compete with a number of online retailers who are larger, have greater financial resources, and have better name recognition.  Additionally, our online business is dependent on third-party business partners that are crucial to our online operations by handling functions such as merchandise data uploading, order/payment processing, and website hosting.  Our dependence on these key partners involves risk.  If these partners do not continue to meet our performance expectations and we fail to identify alternative partners with improved capabilities, we may not be able to effectively continue to grow our online business.  Our online business accounted for less than 10% of our total sales in fiscal 2013.

Our Team Sales customer base is generally comprised of universities, high schools, athletic teams, youth sports leagues, booster clubs and recreational organizations. These organizations may depend on state and federal funding which could be limited in the future which would negatively impact our sales.  We utilize a traveling commissioned sales force to serve our customers.  Our Team Sales performance is substantially dependent on the skills, experience, and performance of our key employees, especially our road sales professionals, and our ability to recruit, retain and motivate them.  Consequently, the loss of one or more key road sales professionals results in our loss of the customer relationships maintained by the departing road sales professionals, and adversely affects our net sales and results of operations.  Our Team Sales Division accounted for less than 10% of our total sales in fiscal 2013.

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

Our marketing campaigns are focused on the internet, email, direct mail, sports sponsorships, radio and magazines.  Also our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances.  Our recent strategy shift significantly enhanced our online presence with new initiatives focused on driving consumers to the website and building ongoing relationships with our Action Pass customers.  We are directly marketing to individual customers based on their personal shopping information through the customer relationship program.  No assurance can be given that our shift in marketing strategy will be successful in connecting with our customers, capturing additional market share through a fully integrated online and in-store shopping experience, and raising familiarity with Sport Chalet.  We are relatively new to and have fewer resources than our competitors in the online arena, and our results may not meet our expectations.  In addition, no assurance can be given that what we learn from our Action Pass members about their shopping preferences and patterns will increase our ability to apply this learning to decisions about assortments, category adjacencies, and other marketing initiatives across our entire network of stores.

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

We may not be able to terminate or modify the leases of existing store locations.

In refining our store strategy, we have identified underperforming trade areas within markets where we have stores.  We intend to terminate or modify the leases of underperforming trade area stores that do not meet specific financial criteria, which may reduce our sales and the impact of advertising in those local markets.  No assurance can be given that we will be able to terminate or modify the leases of existing stores.  Furthermore, terminating or modifying the leases may require us to incur additional costs, which could materially adversely affect our operating results for the period in which the store closing occurs, and no assurance can be given that we will be able to fund the costs of terminating or modifying store leases.

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

As of May 23, 2013, Irene and Eric Olberz, the wife and son of the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 20%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  Ms. Olberz and Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs.  Transactions may be pursued that could enhance Ms. Olberz and Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

Our Class B Common Stock may be delisted from the NASDAQ Stock Market (“Nasdaq”).

On April 23, 2013, we received notice (the “Notice”) from Nasdaq that our Class B Common Stock is not in compliance with Rule 5460 of the Nasdaq Listing Rules (the “Listing Rules”).  Rule 5460 requires secondary classes of common stock, such as our Class B Common Stock, to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $1 million.  The MVPHS of our Class B Common Stock is equal to (x) the consolidated closing bid price of a share of the Class B Common Stock multiplied by (y) the number of Class B Common Stock not held directly or indirectly by an officer, director or beneficial owner (determined in accordance with Rule 13d-3 under the Exchange Act of 1934) of more than 10% of the total Class B Common Stock outstanding.

The Listing Rules provide a period of 180 calendar days in which to regain compliance.  If at any time during this period the MVPHS of the Class B Common Stock closes at $1 million or more for a minimum of ten consecutive business days, we will regain compliance with Rule 5460.  If we do not regain compliance with Rule 5460 prior to the expiration of this 180-day period, the Class B Common Stock will be subject to delisting.  We would have the right to appeal any determination by Nasdaq to initiate delisting proceedings.

There can be no assurance that we will take any action(s) in response to the Notice, that we will develop a plan to regain compliance of the Class B Common Stock with Rule 5460, that any such plan will be successful, that we will appeal any determination by Nasdaq to initiate delisting of the  Class B Common Stock, that Nasdaq will grant any such appeal, or that we will be able to regain or subsequently maintain compliance with the requirements for continued listing of the Class B Common Stock under the Listing Rules (including, but not limited to, with respect to the deficiency set forth in the Notice).

Failure to maintain listing on Nasdaq of our Class B Common Stock may have a material adverse effect on the price or liquidity of our Class B Common Stock.  In addition, delisting of our Class B Common Stock may have a material adverse effect on the price or liquidity of our Class A Common Stock.  Failure to maintain listing on Nasdaq, or a decline in the price, of our Class B Common Stock may have an adverse effect on our Class A Common Stock and we may fall below other continued listing standards with respect to our Class A Common Stock.  No assurance can be given about the ultimate impact of the Notice.

The price of our Class A Common Stock and Class B Common Stock may be volatile.

The shares of our Class A Common Stock and Class B Common Stock are thinly traded making it difficult to sell large amounts.  The market prices of shares of our Class A Common Stock and Class B Common Stock are likely to be volatile and could be subject to significant fluctuations in response to unknown and known factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of shares of Class A Common Stock and Class B Common Stock and stock volume fluctuations.  Also, general political and economic conditions such as a recession or interest rate fluctuations may adversely affect the market price of shares of our Class A Common Stock and Class B Common Stock.

From time to time shares of the Class A Common Stock has traded significantly lower than shares of the Class B Common Stock, and there can be no assurance as to the relative trading prices of shares of the Class A Common Stock and the Class B Common Stock.

Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

As of May 23, 2013, Irene and Eric Olberz, the wife and son of the Company's founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 20%, 33% and 12%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock.  The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders.  Subject to the Class A protection provisions described below, Ms. Olberz and Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power.  Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer.  The Class A protection provisions in the Company's Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

Reporting obligations as a public company can place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.  In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls.  If our management is ever unable to certify the effectiveness of our internal controls or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business.  In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis or to effectively manage our business.

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

Changes in our comparable store sales results could affect the price of the shares of our Class A Common Stock and Class B Common Stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including competition, our new store openings and remodeling, general regional and national economic conditions, actions taken by our competitors, consumer trends and preferences, changes in the shopping centers in which we are located, new merchandise introductions and changes in our merchandise mix, timing and effectiveness of promotional events, lack of new merchandise introductions to spur growth in the sale of various kinds of sports equipment, and weather. Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of the shares of our Class A Common Stock and Class B Common Stock to fluctuate significantly.

Poor performance of professional sports teams within our core regions of operations could affect our business.

We sell professional sports team merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams.  The poor performance by the professional sports teams within our core regions of operations, as well as professional team lockouts and strikes, could adversely affect our financial results.  In addition, to the extent we use sports superstars to market our products and advertise our stores, the retirement of such individuals or scandals in which they may be implicated could negatively impact our financial results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At March 31, 2013, we had 54 store locations.  Swimming pool facilities for Scuba and kayaking instruction are located in 33 of the 54 store locations.  The following table summarizes information on our store locations by region:

Region	Year entered	Number of stores	Percentage of total number of stores
Southern California	1959	33	61%
Northern California	2003	9	17%
Arizona	2005	8	15%
Nevada	2001	3	5%
Utah	2007	1	2%
Total		54	100%

In fiscal 2014, we plan to close two existing stores located in Antioch, California and Phoenix, Arizona, and we currently plan to open one new store in our core Southern California market in early fiscal 2014.

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

We lease from corporations controlled by Irene and Eric Olberz, the wife and son of the Company's founder, our corporate office in La Cañada and our stores in La Cañada (through July 7, 2011 when the shopping center was sold to an unrelated party), Huntington Beach and Porter Ranch, California.  We have incurred rental expense to Irene and Eric Olberz of $2.1 million, $2.4 million and $3.1 million in fiscal years 2013, 2012 and 2011, respectively.  Management believes that the occupancy costs under the leases with corporations controlled by Irene and Eric Olberz described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

ITEM 3.  LEGAL PROCEEDINGS

On April 12, 2012, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled Brian Bennett v. Sport Chalet, Inc. and Sport Chalet Team Sales, Inc. (Case No. BC482472), alleging violations of the California Civil Code.  The complaint was brought as a purported class action on behalf of wheelchair-bound persons located in California.  The plaintiff alleges, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages, attorneys’ fees and costs. Plaintiffs' demands for injunctive relief claim that the features of some of the Company's California stores are not in compliance with state or federal regulations and therefore are not accessible to individuals who use wheelchairs. On April 30, 2013, this complaint was resolved and the settlement of the litigation was immaterial to the Company’s financial condition.

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

	Class A		Class B
FY 2014	High	Low	High	Low
Q1 (1)	$2.22	$1.21	$2.18	$1.30

	Class A		Class B
FY 2013	High	Low	High	Low
Q4	$1.98	$1.29	$1.98	$1.33
Q3	$1.70	$1.40	$1.98	$1.61
Q2	$1.59	$1.40	$2.00	$1.66
Q1	$1.50	$1.10	$1.94	$1.53

	Class A		Class B
FY 2012	High	Low	High	Low
Q4	$1.77	$1.23	$2.24	$1.63
Q3	$1.88	$1.60	$2.50	$2.08
Q2	$2.06	$1.66	$2.39	$1.87
Q1	$2.13	$1.77	$2.49	$1.89

(1)   First quarter of fiscal 2014 is through May 20, 2013.

On May 20, 2013, the closing price per share of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $1.73 and $1.62, respectively.  Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.

Approximate Number of Holders of Common Shares

The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of March 20, 2013 was 136 and 112, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 800 beneficial owners of shares of Class A Common Stock and 800 beneficial owners of shares of Class B Common Stock holding stock in nominee or “street” name.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's common stock during the period from March 31, 2008 to March 31, 2013 with (i) the cumulative total return of the Nasdaq Composite Stock Market Index and (ii) the cumulative total return of the S&P Specialty Stores Index.  The comparison assumes $100 was invested on March 31, 2008 in our common stock and in each of the foregoing indices and the reinvestment of dividends through March 31, 2013.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities  Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sport Chalet, Inc., the NASDAQ Composite Index, and the S&P Specialty Stores Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/08
3/09
3/10
3/11
3/12
3/13
Sport Chalet, Inc.
NASDAQ Composite
S&P Specialty Stores

*$100 invested on 3/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 31, 2013.  Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day of March and is named for the calendar year ending closest to that date.  Fiscal 2011 was a 53 week year and thus included one extra week in the fourth quarter and ended on April 3, 2011.  This data should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information included herein.

	Fiscal year
	2013	2012	2011 (3)	2010	2009
Statements of Operations Data:	(in thousands, except per share, stores and per square foot amounts)

Net sales	$360,645	$349,883	$362,483	$353,695	$372,652
Cost of goods sold, buying and occupancy costs	261,405	254,510	260,131	258,873	284,257
Gross profit	99,240	95,373	102,352	94,822	88,395
Selling, general and administrative expenses	91,994	89,203	92,647	85,894	107,651
Depreciation and amortization	8,455	9,450	10,351	12,644	14,243
Impairment charge	-	-	-	10,935	10,730
Loss from operations	(1,209)	(3,280)	(646)	(14,651)	(44,229)
Interest expense	2,124	1,790	2,366	2,762	2,195
Loss before income taxes	(3,333)	(5,070)	(3,012)	(17,413)	(46,424)
Income tax provision (benefit)	2	2	3	(9,139)	5,823
Net loss	$(3,335)	$(5,072)	$(3,015)	$(8,274)	$(52,247)
Class A and Class B loss per share:
Basic	$(0.24)	$(0.36)	$(0.21)	$(0.59)	$(3.70)
Diluted	$(0.24)	$(0.36)	$(0.21)	$(0.59)	$(3.70)
Weighted average Class A and Class B shares outstanding:
Basic	14,190	14,190	14,189	14,126	14,123
Diluted	14,190	14,190	14,189	14,126	14,123

Selected Operating Data:
Comparable store sales increase (decrease) (1)	3.7%	(0.6)%	(0.4)%	(8.3)%	(12.4)%
Gross profit margin	27.5%	27.3%	28.2%	26.8%	23.7%
Selling, general and administrative expenses as a percentage of net sales	25.5%	25.5%	25.6%	24.3%	28.9%
Net cash provided by (used in) operating activities	$(515)	$5,297	$2,774	$(2,938)	$(10,739)
Stores open at end of period	54	54	55	55	55
Total square feet at end of period	2,220	2,220	2,260	2,260	2,260
Net sales per square foot (2)	$153	$148	$153	$155	$179
Average net sales per store (2)	$6,276	$6,085	$6,271	$6,317	$7,303

	As of fiscal year end
Balance Sheet Data:	2013	2012	2011 (3)	2010	2009
Working capital	$12,987	$15,547	$17,640	$13,667	$(415)
Total assets	133,367	127,453	127,120	138,709	151,055
Bank debt	46,324	41,255	40,854	45,290	39,140
Total stockholders' equity	$15,250	$18,288	$22,446	$24,484	$32,086

(1)
A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure.  The comparable store sales calculation for fiscal 2011 is on a 52 week basis.

(2)	Calculated using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.

(3)	Fiscal 2011 was a 53 week year and thus included one extra week in the fourth quarter and ended on April 3, 2011.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer of full-service, specialty sporting goods stores offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  Over the last 54 years, Sport Chalet has grown into a chain of 54 specialty sporting goods stores serving California, Nevada, Arizona and Utah, as well as a Team Sales Division and an online store at sportchalet.com.

Our stores are located in states that have experienced, since the downturn that began in 2008, the worst macroeconomic conditions in the nation, including high unemployment rates, foreclosure rates and bankruptcy filings.  As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses in fiscal 2009 and fiscal 2010.  In response, we have aggressively taken action to modify our business model to make the Company more efficient, improve our liquidity and reduce operating expenses.  At the same time, we have reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors emphasized value pricing and severely reduced store staffing.  As a result of these efforts, our net loss for fiscal 2013 was $3.3 million (or $0.24 per diluted share) compared to net losses of $5.1 million (or $0.36 per diluted share), $3.0 million (or $0.21 per diluted share), $8.3 million (or $0.59 per diluted share) and $52.2 million (or $3.70 per diluted share) for fiscal years 2012, 2011, 2010 and 2009, respectively.  Our comparable store sales, which declined significantly during fiscal 2009 and fiscal 2010, stabilized in the latter part of fiscal 2011 and in fiscal 2012.  In fiscal 2013, our comparable store sales increased 3.7%, which is the first increase annually since fiscal 2007.  A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

The following table sets forth statement of operations data determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for fiscal years 2013 and 2012 (in thousands, except per share amounts).

	Fiscal year
	2013		2012		Dollar	Percentage
	Amount	Percent	Amount	Percent	change	change
Net sales	$360,645	100.0%	$349,883	100.0%	$10,762	3.1%
Gross profit	99,240	27.5%	95,373	27.3%	3,867	4.1%
Selling, general and administrative expenses	91,994	25.5%	89,203	25.5%	2,791	3.1%
Depreciation and amortization	8,455	2.3%	9,450	2.7%	(995)	(10.5%)
Loss from operations	(1,209)	(0.3%)	(3,280)	(0.9%)	2,071	(63.1%)
Interest expense	2,124	0.6%	1,790	0.5%	334	18.7%
Loss before income taxes	(3,333)	(0.9%)	(5,070)	(1.4%)	1,737	(34.3%)
Income tax provision	2	0.0%	2	0.0%	-	0.0%
Net loss	(3,335)	(0.9%)	(5,072)	(1.4%)	1,737	(34.2%)

Loss per share:
Basic and diluted	$(0.24)		$(0.36)		$0.12	(34.2%)

Net sales increased $10.8 million, or 3.1%, to $360.6 million for fiscal 2013 from $349.9 million for fiscal 2012.  The increase in sales is primarily due to a comparable store sales increase of $12.2 million, or 3.7%, while sales for Team Sales Division and online increased 19.5% and 21.5%, respectively, partially offset by one store closure which contributed $3.2 million in sales in the prior fiscal year.  The comparable store sales increase of 3.7% is an improvement from the 0.6% decrease in fiscal 2012, which was primarily due to the unseasonably warm and dry winter weather experienced in the second half of fiscal 2012.

Gross profit increased $3.9 million, or 4.1%, primarily as a result of the increase in sales.  As a percent of sales, gross profit improved to 27.5% from 27.3%.   In the first three quarters of fiscal 2013 the margin was negatively impacted primarily due to costs related to ongoing customer satisfaction initiatives, changes in merchandise costs and product mix, and a payment received in the prior year from a landlord as part of a store’s closing.  This negative impact was offset primarily by lower markdowns and increased winter rentals and repairs, which have higher margins, due to an improvement in winter weather in the fourth quarter of fiscal 2013.

Selling, general and administrative expenses (“SG&A”) increased $2.8 million, or 3.1%.  The increase is primarily due to increases of $1.4 million in advertising and $1.2 million from costs associated with the growth of the Team Sales Division, which include operational issues associated with the new computer systems.  As a percent of sales, SG&A remained unchanged at 25.5%.

Depreciation expense decreased $1.0 million, or 10.5%, as a result of the low level of capital expenditures in recent fiscal years with no new store openings or significant remodels.

Net loss decreased $1.7 million to $3.3 million, or $0.24 per diluted share for fiscal 2013, from a net loss of $5.1 million, or $0.36 per diluted share for fiscal 2012.

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

	Fiscal year
	2012		2011		Dollar	Percentage
	Amount	Percent	Amount	Percent	change	change
Net sales	$349,883	100.0%	$362,483	100.0%	$(12,600)	(3.5%)
Gross profit	95,373	27.3%	102,352	28.2%	(6,979)	(6.8%)
Selling, general and administrative expenses	89,203	25.5%	92,647	25.6%	(3,444)	(3.7%)
Depreciation and amortization	9,450	2.7%	10,351	2.9%	(901)	(8.7%)
Loss from operations	(3,280)	(0.9%)	(646)	(0.2%)	(2,634)	407.7%
Interest expense	1,790	0.5%	2,366	0.7%	(576)	(24.3%)
Loss before income taxes	(5,070)	(1.4%)	(3,012)	(0.8%)	(2,058)	68.3%
Income tax provision	2	0.0%	3	0.0%	(1)	(33.3%)
Net loss	(5,072)	(1.4%)	(3,015)	(0.8%)	(2,057)	68.2%

Loss per share:
Basic and diluted	$(0.36)		$(0.21)		$(0.14)	68.2%

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

Gross profit decreased $7.0 million, or 6.8%, primarily as a result of the decrease in sales.  Additionally, a decrease in winter rentals and repairs, which have higher margins, and an increase in the usage of Action Pass, negatively impacted gross profit as a percent of sales, which decreased to 27.3% from 28.2%.

SG&A decreased $3.4 million, or 3.7%.  The decrease is primarily due to savings of $1.9 million in labor to align to the lower sales trends, $1.6 million in insurance costs as a result of self-insuring for a significant portion of employee health insurance coverage, and the extra week in fiscal 2011.  As a percent of sales, SG&A slightly decreased to 25.5% from 25.6%.

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

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment, store operations and new store openings.  Since fiscal 2007, we have increasingly relied on bank borrowings for our capital needs to fund new store openings and losses from operations.  For the foreseeable future our ability to continue our operations and business is dependent on credit terms from vendors and bank borrowing.

Net cash provided by operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable.  The following table summarizes the more significant items for fiscal years ended March 31, 2013 and April 1, 2012:

	Fiscal year
	2013	2012
	(in thousands)
Net loss	$(3,335)	$(5,072)
Depreciation and amortization	8,455	9,450
Merchandise inventories	(6,074)	(4,592)
Accounts payable	4,771	5,533
Prepaid expenses and other current assets	(227)	2,939
Deferred rent	(3,265)	(2,684)
Other	(840)	(277)
Net cash (used in) provided by operating activites	$(515)	$5,297

Inventory increased $6.1 million as average inventory per store increased 6.2% to $1.9 million from $1.8 million at the end of fiscal 2013 and fiscal 2012, respectively.  The inventory increase is primarily due to additional investments in merchandise categories that have exhibited the greatest sales growth potential and the lower than planned holiday season sales during the third quarter of fiscal 2013.

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

We will not record income tax benefits until it is determined that is it more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  Our valuation allowance is equal to all of the net deferred tax assets, $26.4 million.  We have federal and state net operating loss carryforwards of $18.6 million and $47.7 million, respectively, which can be carried forward for a period ranging from 15 to 20 years.

Purchases of fixed assets summarized below:

	Fiscal year
	2013	2012	2011
	(in thousands)
Existing stores	$869	$1,064	$166
New stores	1,382	-	-
Information systems	1,228	1,859	1,485
Rental equipment	1,233	1,903	661
Total	$4,712	$4,826	$2,312

Forecasted capital expenditures for fiscal 2014 are expected to be approximately $5.5 million primarily for new rental equipment, information systems and one new store.  Approximately $1.8 million for the new store will be reimbursed by the landlord upon opening in early fiscal 2014. We have not opened new stores since fiscal 2009 and currently do not anticipate opening new stores in fiscal 2015.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million, increasing to $70.0 million from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at March 31, 2013), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014, and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis between 0.80 to 1.00 and 1.25 to 1.00 (varying from quarter to quarter).  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

In fiscal 2013, our peak borrowing occurred during the week ended December 9, 2012, at which time our credit facility had a borrowing capacity of $70.0 million, of which we utilized $68.6 million (including a letter of credit of $3.6 million) and had $1.4 million in availability.  On March 31, 2013, our credit facility had a borrowing capacity of $65.0 million, of which we utilized $49.9 million (including a letter of credit of $3.6 million) and had $14.4 million in availability, $7.9 million above the availability requirement of $6.5 million.  The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year.

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes our contractual obligations as of March 31, 2013:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$145,733	$30,824	$49,867	$33,649	$31,393
Capital leases	1,241	752	429	60	-
Revolving credit facility (2)	46,324	46,324	-	-	-
Letters of credit	3,550	3,550	-	-	-
Employment contracts (3)	75	75	-	-	-
Total contractual obligations	$196,923	$81,525	$50,296	$33,709	$31,393

(1) Amounts include the direct lease obligations.  Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and, therefore, are not included.  The amounts of the excluded expenses are: $10.4 million, $9.6 million and $10.0 million for the fiscal years 2013, 2012 and 2011, respectively.  Operating lease obligations reflect savings from lease modifications, assume "kick-out clauses" will be exercised and do not reflect potential renewals or replacements of expiring leases.

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

We currently plan to close two existing stores, which are located in Antioch, California and Phoenix, Arizona, in fiscal 2014.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors.  Letters of credit amounting to approximately $3.6 million were outstanding as of March 31, 2013 and expire within one year.

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

We consider cost to include direct cost of merchandise and inbound freight, plus internal costs associated with merchandise procurement, storage and handling. The retail method is widely used in the retail industry due to its practicality. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than the cost basis method.

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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near the end of our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage accrual at fiscal year-end is immaterial.

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

Revenue Recognition. Sales, net of sales tax, are recognized upon the purchase by customers at our retail store locations, less merchandise returned by customers.  Team Sales Division and online sales are recognized upon shipment of merchandise to customers.  Outbound shipping costs billed to customers are recorded as revenues.  Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption.  To enhance our customer’s shopping experience, our return policy is simply: “If at any time you are not completely satisfied with a service or item purchased, simply return it so we can make it right.”  When available we track the original sale date with each return and provide a reserve for projected merchandise returns based on this historical experience.  As we estimate a reserve for projected merchandise returns based on historical experience, the actual returns could differ from the reserve, which could impact sales.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates we use to reserve for returns, However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material.

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

We have a customer relationship management program, Action Pass, which allows members to earn points for each purchase completed at our stores. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned are included in accrued expenses and recorded as a reduction in sales at the time the points are earned, based on the retail value of points that are projected to be redeemed. A 10% change in our customer loyalty program liability at March 31, 2013, would not be material to the Company’s financial statements.

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

Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon over five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.  A 10% change in our breakage estimates at March 31, 2013, would not be material to the Company’s financial statements.

We recognize Breakage at the time of redemption of Gift Cards.  The revenue from Breakage is included in the income statement line item net sales and amounted to $0.4 million for each of fiscal years 2013, 2012 and 2011.

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

In June 2011, we began to self-insure for a significant portion of employee health insurance coverage.  When estimating our self-insured liabilities, which include employee health, property, general liability and workers’ compensation insurance at various levels, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.  Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.  This is particularly pertinent as it relates to employee health insurance, where our costs could be affected by seasonality and other factors, which could cause costs to vary widely and unpredictably from period to period.  A 10% change in our self-insured accruals at March 31, 2013, would not be material to the Company’s financial statements.

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements in this 10-K for a detailed description of recent accounting pronouncements, if any.  We do not expect these recently issued accounting pronouncements to have a material impact on our financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this report.

(2)	Schedules – Valuations and Qualifying Accounts.

For fiscal years 2013, 2012 and 2011, in thousands.

Allowance for sales returns (year ended)	Balance at beginning of period	Additions	Deductions	Balance at end of period
3/31/2013	$450	$22,710	$22,673	$487
4/1/2012	$421	$21,452	$21,423	$450
4/3/2011	$433	$21,457	$21,469	$421

(b)           Exhibits - See Index on Page 50.

Sport Chalet, Inc.

Index to Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sport Chalet, Inc.

We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of March 31, 2013 and April 1, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of March 31, 2013 and April 1, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

Los Angeles, California
May 24, 2013

Sport Chalet, Inc.

Consolidated Statements of Operations

	Fiscal year
	2013	2012	2011
	(in thousands, except per share amounts)

Net sales	$360,645	$349,883	$362,483
Cost of goods sold, buying and occupancy costs	261,405	254,510	260,131
Gross profit	99,240	95,373	102,352

Selling, general and administrative expenses	91,994	89,203	92,647
Depreciation and amortization	8,455	9,450	10,351
Loss from operations	(1,209)	(3,280)	(646)

Interest expense	2,124	1,790	2,366
Loss before income taxes	(3,333)	(5,070)	(3,012)

Income tax provision	2	2	3
Net loss	$(3,335)	$(5,072)	$(3,015)

Loss per share:
Basic and diluted	$(0.24)	$(0.36)	$(0.21)

Weighted average number of common shares outstanding:
Basic and diluted	14,190	14,190	14,189

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Balance Sheets

	March 31, 2013	April 1, 2012
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,775	$2,811
Accounts receivable, net	5,169	2,777
Merchandise inventories	104,255	98,181
Prepaid expenses and other current assets	1,830	1,603
Total current assets	115,029	105,372

Fixed assets, net	18,338	22,081
Total assets	$133,367	$127,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,512	$28,220
Loan payable to bank	46,324	41,255
Salaries and wages payable	3,367	2,980
Other accrued expenses	18,839	17,370
Total current liabilities	102,042	89,825

Deferred rent	16,075	19,340
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – none
Class A Common Stock, $.01 par value: Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at March 31, 2013 and April 1, 2012	124	124
Class B Common Stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at March 31, 2013 and April 1, 2012	18	18
Additional paid-in capital	37,318	37,021
Accumulated deficit	(22,210)	(18,875)
Total stockholders’ equity	15,250	18,288
Total liabilities and stockholders’ equity	$133,367	$127,453

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
	(in thousands, except share amounts)
Balance at March 28, 2010	12,412,490	$124	1,770,821	$18	$35,130	$(10,788)	$24,484
Options exercised	1,000		5,000		12		12
Share-based compensation					965		965
Net loss for 2011						(3,015)	(3,015)
Balance at April 3, 2011	12,413,490	$124	1,775,821	$18	$36,107	$(13,803)	$22,446
Options exercised	1,000						-
Share-based compensation					914		914
Net loss for 2012						(5,072)	(5,072)
Balance at April 1, 2012	12,414,490	$124	1,775,821	$18	$37,021	$(18,875)	$18,288
Share-based compensation					297		297
Net loss for 2013						(3,335)	(3,335)
Balance at March 31, 2013	12,414,490	$124	1,775,821	$18	$37,318	$(22,210)	$15,250

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Fiscal year
	2013	2012	2011
	(in thousands)
Operating activities
Net loss	$(3,335)	$(5,072)	$(3,015)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,455	9,450	10,351
(Gain) loss on disposal of property and equipment	(15)	39	4
Share-based compensation	297	914	965
Changes in operating assets and liabilities:
Accounts receivable	(2,392)	(668)	294
Merchandise inventories	(6,074)	(4,592)	3,692
Prepaid expenses and other current assets	(227)	2,939	(3,307)
Income tax receivable	-	-	12
Accounts payable	4,771	5,533	(3,392)
Salaries and wages payable	387	(267)	(725)
Other accrued expenses	883	(295)	(1,104)
Deferred rent	(3,265)	(2,684)	(1,001)
Net cash (used in) provided by operating activities	(515)	5,297	2,774

Investing activities
Purchase of fixed assets	(3,606)	(3,023)	(1,205)
Proceeds from sale of assets	16	85	-
Net cash used in investing activities	(3,590)	(2,938)	(1,205)

Financing activities
Proceeds from bank borrowing	387,749	376,359	384,409
Repayment of bank borrowing	(382,680)	(375,958)	(388,845)
Proceeds from exercise of stock options	-	-	12
Net cash provided by (used in) financing activities	5,069	401	(4,424)

Increase (decrease) in cash and cash equivalents	964	2,760	(2,855)
Cash and cash equivalents at beginning of year	2,811	51	2,906
Cash and cash equivalents at end of year	$3,775	$2,811	$51

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,124	$1,762	$2,274
Income tax	$2	$2	$-

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	$1,602	$1,081	$-
Fixed assets acquired under capital leases	$586	$722	$1,107

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Operations

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear.  As of March 31, 2013, the Company operated 54 stores including 33 locations in Southern California, nine in Northern California, eight in Arizona, three in Nevada, and one in Utah.  In addition, the Company has a Team Sales Division and an online store at sportchalet.com.  Sport Chalet, Inc. has two wholly owned subsidiaries: Sport Chalet Value Services, LLC and Sport Chalet Team Sales, Inc.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest to the last day of March.  Fiscal years 2013, 2012, and 2011 ended on March 31, 2013, April 1, 2012, and April 3, 2011, respectively.  All fiscal years presented include 52 weeks of operations except fiscal 2011, which included 53 weeks.

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

Irene and Eric Olberz, the wife and son of the Company's founder, along with certain members of management collectively own approximately 63% of the outstanding shares of the Class A Common Stock and Class B Common Stock at March 31, 2013.

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

Shrinkage is accrued as a percentage of sales based on historical shrinkage trends.  We perform physical inventories twice per year at our stores, near the end of our second quarter and near the end of our fiscal year.  The reserve for shrinkage represents an estimate since the last physical inventory date through the reporting date and actual results can vary from this reserve based on internal and external factors.  The shrinkage accrual at fiscal year-end is immaterial.

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

	March 31, 2013	April 1, 2012
	(in thousands)
Customers	$5,884	$2,653
Vendors	280	248
Other	282	216
	6,446	3,117
Allowance for doubtful accounts	(1,277)	(340)
Net accounts receivable	$5,169	$2,777

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Fixed Assets

Fixed assets are primarily fixtures and equipment, computer software and equipment, and leasehold improvements which are stated on the basis of cost.  Depreciation of fixtures and equipment and computer software and equipment are computed primarily on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on the straight-line method over the shorter of the life of the asset or the remaining lease term, taking into consideration modifications to lease agreements which may shorten the remaining lease term.

The estimated useful lives of the assets are as follows:

Fixtures and equipment (years)	5	-	7
Computer software and equipment (years)	3	-	7
Rental equipment (years)		3
Vehicles (years)		5
Leasehold improvements (years)	10	-	15

The following table summarizes the components of fixed assets:

	March 31, 2013	April 1, 2012
	(in thousands)
Fixtures and equipment	$40,592	$40,001
Computer software and equipment	36,255	35,027
Rental equipment	7,561	6,893
Vehicles	379	361
Leasehold improvements	63,021	61,413
	147,808	143,695
Accumulated depreciation	(129,470)	(121,614)
Net fixed assets	$18,338	$22,081

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Revenue from retail sales are recognized at the time the customer receives the merchandise, net of sales tax and an allowance for estimated returns.  Team Sales Division and online sales are recognized upon shipment of merchandise to customers.  Outbound shipping costs billed to customers are recorded as revenues.   Issuance of gift cards and store credits are recorded as a liability until redeemed for merchandise.  Revenues from services and licensing agreements are generally recorded on a cash basis, which approximates when the revenue is earned, and are not material.

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

The Company’s experience indicates that not all issued Gift Cards are redeemed (the “Breakage”).  Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount.  The Company recognizes Breakage at the time of redemption of Gift Cards.  The revenue from Breakage is included in the income statement line item net sales and amounted to $0.4 million for each of the fiscal years 2013, 2012 and 2011.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $6.6 million, $5.3 million and $4.5 million for fiscal years 2013, 2012 and 2011, respectively.  The amount of vendor reimbursements amounted to $2.5 million, $2.9 million and $2.0 million for fiscal years 2013, 2012 and 2011, respectively.

Income Taxes

The Company utilizes the liability method of accounting to compute the difference between the tax basis of assets and liabilities and the related financial reporting amounts using currently enacted tax laws and rates.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

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

A reconciliation of the basic and diluted loss per share are as follows:

	Fiscal year
	2013	2012	2011
	(in thousands, except per share amounts)
Net loss	$(3,335)	$(5,072)	$(3,015)

Weighted average number of common shares outstanding	14,190	14,190	14,189

Basic and diluted loss per share	$(0.24)	$(0.36)	$(0.21)

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Options to purchase an aggregate of 2.2 million, 2.2 million and 1.8 million shares for fiscal years 2013, 2012 and 2011, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Total stock-based compensation expense recognized for the 2013, 2012 and 2011 fiscal years was $0.3 million, $0.9 million and $1.0 million, respectively.

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

	Fiscal year
	2013	2012	2011
Risk-free interest rate	0.7%	1.5%	2.0%
Expected volatility	101.0%	103.0%	93.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	6.5	6.5	8.2

The weighted average fair value per share of options granted during fiscal 2013, 2012 and 2011 was $1.26,   $1.39 and $1.76, respectively.

Recently Issued Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and determined either that they are not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

3. Loans Payable to Bank

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $65.0 million, increasing to $70.0 million from September 1st of each year through December 31st of each year.  This facility also provides for up to $10.0 million in authorized letters of credit.  The amount we may borrow under this credit facility (the “Line Amount”) is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves.  A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our credit facility, which may adversely affect the adequacy of our working capital.  Interest accrues at the Lender’s prime rate plus 1.75% (5.00% at March 31, 2013), or at our option we can fix the rate for a period of time at LIBOR plus 2.75%.  In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula.  This credit facility expires in October 2014 and we expect to renegotiate and extend the term of this agreement or obtain another form of financing before that date.  Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis between 0.80 to 1.00 and 1.25 to 1.00 (varying from quarter to quarter).  The covenant would only apply if our availability falls below the greater of (x) $5.0 million and (y) 10% of the Line Amount or the borrowing base, whichever is less.  In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.  At March 31, 2013, our credit facility had a borrowing capacity of $65.0 million, of which we utilized $49.9 million (including a letter of credit of $3.6 million) and had $14.4 million in availability, $7.9 million above the availability requirement of $6.5 million.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

The weighted average interest rate on borrowings during the 2013, 2012 and 2011 fiscal years was 3.24%, 3.21% and 4.23%, respectively.

4. Other Accrued Expenses

Other accrued expenses consist of the following:

	March 31, 2013	April 1, 2012
	(in thousands)
Amount due to customers	$4,662	$4,599
Accrued sales tax	2,815	2,590
Self-insurance accruals	2,782	2,313
Other	8,580	7,868
Other accrued expenses	$18,839	$17,370

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

Future minimum payments, including lease modifications, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 31, 2013:

	Leases with Irene Olberz	Unrelated leases	Total
	(in thousands)
2014	$1,877	$29,699	$31,576
2015	1,776	26,140	27,916
2016	1,161	21,218	22,379
2017	592	19,500	20,092
2018	296	13,321	13,617
Thereafter	-	31,393	31,393
	$5,702	$141,271	$146,973

Total rent expense amounted to $38.2 million, $36.5 million and $37.2 million for fiscal years 2013, 2012 and 2011, respectively, which include $2.1 million, $2.4 million and $3.1 million, respectively, for the leases with Irene and Eric Olberz. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1.6 million, $1.8 million and $1.6 million for fiscal years 2013, 2012 and 2011, respectively.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

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

6. Income Taxes

The provision (benefit) for income taxes for fiscal years 2013, 2012 and 2011, consists of the following:

	Fiscal year
	2013	2012	2011
	(in thousands)
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	2	2	3
Deferred	-	-	-
	2	2	3
	$2	$2	$3

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

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets was required.  We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets.  As of March 31, 2013, our net deferred tax assets and related valuation allowance totaled $26.4 million.  The Company has federal and state net operating loss carryforwards of $18.6 million and $47.7 million, respectively, which can be carried forward for a period ranging from 15 to 20 years.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of fiscal year end 2013 and 2012 are as follows:

	Fiscal year
	2013		2012
	Current	Non-current	Current	Non-current
	(in thousands)
Deferred tax assets:
Fixed assets	$-	$13,151	$-	$11,636
Net operating loss carryforward	-	9,094	-	8,497
Adjustments to the carrying value of inventory	1,877	-	2,206	-
Accrued vacation	489	-	493	-
Self-insurance accruals	1,207	-	1,020	-
Allowance for bad debt and sales returns	834	-	344	-
Other	1,712	-	1,682	-
Total deferred tax assets before valuation allowance	6,119	22,245	5,745	20,133
Deferred tax liabilities:
Deferred rent	-	(1,927)	-	(735)
Total deferred tax liabilites before valuation allowance	-	(1,927)	-	(735)
Valuation allowance	(6,119)	(20,318)	(5,745)	(19,398)
Total deferred tax assets (liabilities)	$-	$-	$-	$-

A reconciliation of the provision for income taxes for fiscal years 2013, 2012 and 2011 with the amount computed using the federal statutory rate, are as follows:

	Fiscal year
	2013	2012	2011
	(in thousands)
Statutory rate, 34% applied to loss before taxes	$(1,133)	$(1,725)	$(1,025)
State taxes, net of federal tax effect	(181)	(281)	(176)
Deferred tax valuation allowance	1,293	1,993	1,179
Other, net	23	15	25
	$2	$2	$3

We determined there is no liability related to uncertain tax positions.  When applicable, we recognize interest and penalties related to uncertain tax positions in income tax expense.  The statutes of limitations for our consolidated federal income tax returns are open for fiscal years 2010 and after, and state income tax returns are open for fiscal years 2009 and after.  The Internal Revenue Service has examined open fiscal years through 2012.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

As of March 31, 2013, there were 639,569 shares of common stock available for issuance pursuant to future stock option grants. There are 2.2 million Class A Options to purchase Class A Common Stock and 33,626 Class B Options to purchase Class B Common Stock outstanding at March 31, 2013, the Class A Options and Class B Options are combined in the disclosures that follow.  The stock option activity during fiscal 2013 is presented in the following table:

	Options	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in 000's)
Outstanding as of April 1, 2012	2,221,346	$2.48
Granted	36,000	1.57
Exercised	-	-
Forfeited or expired	(58,339)	1.87
Outstanding as of March 31, 2013	2,199,007	$2.48	6.2	$18

Vested as of March 31, 2013	1,606,897	$2.72	5.4	$12

The aggregate intrinsic value is based on the Company’s closing stock price of $1.34 and $1.33 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended March 31, 2013.

As of March 31, 2013, total unrecognized share-based compensation expense related to non-vested stock options was $0.5 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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

Sport Chalet, Inc.

Notes to Consolidated Financial Statements (continued)

9. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations are as follows:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
FY 2013
Net sales	$87,777	$97,567	$91,452	$83,849
Gross profit	23,728	26,925	25,219	23,368
(Loss) income from operations	(1,747)	(1,277)	1,254	561
Net (loss) income	(2,313)	(1,885)	760	103
Basic and diluted (loss) earnings per share	$(0.16)	$(0.13)	$0.05	$0.01

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
FY 2012
Net sales	$81,856	$97,223	$87,980	$82,824
Gross profit	19,544	26,306	25,699	23,824
(Loss) income from operations	(3,379)	(572)	1,030	(359)
Net (loss) income	(3,809)	(1,036)	599	(826)
Basic and diluted (loss) earnings per share	$(0.27)	$(0.07)	$0.04	$(0.06)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.
(Registrant)

Date: May 24, 2013	By:	/s/ Howard K. Kaminsky
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

/s/ Craig L. Levra	Date: May 24, 2013
Craig L. Levra, Chairman,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Howard K. Kaminsky	Date: May 24, 2013
Howard K. Kaminsky, Executive Vice President –
Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ John R. Attwood	Date: May 24, 2013
John R. Attwood, Director

/s/ Donald J. Howard	Date: May 24, 2013
Donald J. Howard, Director

/s/ Rachel C. Glaser	Date: May 24, 2013
Rachel C. Glaser, Director

/s/ Eric S. Olberz	Date: May 24, 2013
Eric S. Olberz, Director

/s/ Randall G. Scoville	Date: May 24, 2013
Randall G. Scoville, Director

/s/ Kevin J. Ventrudo	Date: May 24, 2013
Kevin J. Ventrudo, Director

Exhibit Index

Number	Description

3.1	Restated Certificate of Incorporation, restated as of November 4, 2009.	(1)

3.2	Bylaws, of Sport Chalet, Inc., amended as of September 15, 2009.	(2)

4.1	Form of Certificate for the Class A Common Stock.	(3)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1*	1992 Incentive Award Plan.	(5)

10.2*	Sport Chalet Stock Option Incentive Award Agreement.	(6)

10.3*	2004 Equity Incentive Plan.	(7)

10.4*	Sport Chalet 2004 Equity Incentive Plan Stock Option Agreement.	†

10.5*	Form of Director and Officer Indemnification Agreement.	(8)

10.6	Retail Lease for La Cañada store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	(10)

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(11)

10.8	First Amendment to Lease for Huntington Beach store dated as of March 31, 2006, between the Company and Huntington Beach Properties, Inc.	(12)

10.9	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(13)

10.10	Lease for La Cañada offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(14)

10.22	Second Amended and Restated Loan and Security Agreement dated as of October 18, 2010, between the Company, together with each of the other Obligated Parties thereto from time to time, certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(26)

10.34	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 1, 2012, among the Company, Sport Chalet Value Services, LLC, the Lenders and Bank of America, N.A., as agent for the Lenders.	(38)

10.35*	Employment Agreement dated as of April 1, 2000, between the Company and Norbert J. Olberz.	(39)

10.36*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(40)

10.37*	Employment Agreement dated as of December 31, 2008, between the Company and Craig L. Levra.	(41)

10.38*	Employment Agreement dated as of December 31, 2008, between the Company and Howard K. Kaminsky.	(42)

10.39*	Employment Agreement dated as of December 31, 2008, between the Company and Dennis D. Trausch.	(43)

10.40*	Employment Agreement dated as of December 31, 2008, between the Company and Thomas H. Tennyson.	(44)

10.41*	Employment Agreement dated as of December 31, 2008, between the Company and Tim Anderson.	(45)

Exhibit Index

Number	Description

10.42*	Form of letter agreement dated as of March 31, 2006 re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(46)

14.1	Code of Business Conduct.	†

14.2	Code of Financial Ethics.	†

23.1	Consent of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	†

101.INS	XBRL Instance Document	†

101.SCH	XBRL Taxonomy Extension Schema Document	†

101.CAL	XBRL Taxonomy Calculation Linkbase Document	†

101.PRE	XBRL Taxonomy Presentation Linkbase Document	†

101.LAB	XBRL Taxonomy Label Linkbase Document	†

101.DEF	XBRL Taxonomy Definition Linkbase Document	†

†	Filed as part of this Annual Report on Form 10-K.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed November 6, 2009

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed November 6, 2009

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed September 29, 2005.

(5)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).
(6)	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).
(7)	Incorporated by reference to Appendix D to the Company's definitive proxy statement for the 2004 annual meeting of stockholders, filed June 22, 2004.

(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed June 22, 2006.

(10)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, filed June 24, 2008.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(12)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed June 22, 2006.

(13)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, filed June 29, 1999

Exhibit Index

Number	Description

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed October 31, 2002.

(26)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 21, 2010.

(38)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 2, 2012.

(39)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(40)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 9, 2005.

(41)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 8, 2009.

(42)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 8, 2009.

(43)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 8, 2009.

(44)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed January 8, 2009.

(45)	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed January 8, 2009.

(46)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 3, 2006.