Form 10-Q
period 2013-06-30
SPORT CHALET INC
filed 2013-08-14
CIK 892907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-20736

Sport Chalet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sport Chalet Drive, La Cañada Flintridge, CA 91011 (Address of principal executive offices) (Zip Code)

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

Yes [  ]   No [X]

At August 13, 2013, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	13 weeks ended
	June 30, 2013	July 1, 2012
	(in thousands, except per share amounts)
Net sales	$81,525	$83,849
Cost of goods sold, buying and occupancy costs	60,060	60,481
Gross profit	21,465	23,368

Selling, general and administrative expenses	21,604	20,738
Depreciation and amortization	2,166	2,069
(Loss) income from operations	(2,305)	561

Interest expense	541	458
Net (loss) income	$(2,846)	$103

(Loss) earnings per share:
Basic	$(0.20)	$0.01
Diluted	$(0.20)	$0.01

Weighted average number of common shares outstanding:
Basic	14,190	14,190
Diluted	14,190	14,199

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,155	$3,775
Accounts receivable, net	5,687	5,169
Merchandise inventories	109,147	104,255
Prepaid expenses and other current assets	3,853	1,830
Total current assets	122,842	115,029

Fixed assets, net	18,168	18,338
Total assets	$141,010	$133,367

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,707	$33,512
Loan payable to bank	51,702	46,324
Salaries and wages payable	4,183	3,367
Other accrued expenses	20,362	18,839
Total current liabilities	113,954	102,042

Deferred rent	14,597	16,075
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value:
Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at June 30, 2013 and March 31, 2013	124	124
Class B Common Stock, $.01 par value:
Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at June 30, 2013 and March 31, 2013	18	18
Additional paid-in capital	37,373	37,318
Accumulated deficit	(25,056)	(22,210)
Total stockholders’ equity	12,459	15,250
Total liabilities and stockholders’ equity	$141,010	$133,367

See accompanying notes.

See accompanying notes.SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	13 weeks ended
	June 30, 2013	July 1, 2012
	(in thousands)
Operating activities
Net (loss) income	$(2,846)	$103
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,166	2,069
Loss on disposal of property and equipment	-	(11)
Share-based compensation	55	62
Changes in operating assets and liabilities:
Accounts receivable	(518)	(1,997)
Merchandise inventories	(4,891)	(8,612)
Prepaid expenses and other current assets	(2,023)	109
Accounts payable	4,688	11,109
Salaries and wages payable	816	1,146
Other accrued expenses	1,523	(586)
Deferred rent	(1,478)	(716)
Net cash (used in) provided by operating activities	(2,508)	2,676

Investing activities
Purchase of fixed assets	(2,490)	(940)
Proceeds from sale of assets	-	11
Net cash used in investing activities	(2,490)	(929)

Financing activities
Proceeds from bank borrowing	92,262	87,653
Repayment of bank borrowing	(86,884)	(86,484)
Net cash provided by financing activities	5,378	1,169

Increase in cash and cash equivalents	380	2,916
Cash and cash equivalents at beginning of period	3,775	2,811
Cash and cash equivalents at end of period	$4,155	$5,727

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$541	$433

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	$903	$156

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of June 30, 2013, the Company operated 53 stores including 34 locations in Southern California, eight in Northern California, seven in Arizona, three in Nevada, and one in Utah. In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The condensed consolidated financial data at March 31, 2013 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Interim results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.             (Loss) Earnings per Share

(Loss) earnings per share, basic, is computed based on the weighted average number of common shares outstanding for the period. (Loss) earnings per share, diluted, is computed based on the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period. A reconciliation of the numerators and denominators of the basic and diluted loss per share computations are illustrated below:

	13 weeks ended
	June 30, 2013	July 1, 2012
	(in thousands, except per share amounts)
Net (loss) income	$(2,846)	$103

Weighted average number of common shares outstanding:
Basic	14,190	14,190
Effect of dilutive securities-stock options	-	9
Diluted	14,190	14,199

(Loss) earnings per share:
Basic	$(0.20)	$0.01
Effect of dilutive securities-stock options	-	-
Diluted	$(0.20)	$0.01

Options to purchase an aggregate of 2.2 million shares for the 13 weeks ended June 30, 2013 and July 1, 2012 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

3.             Recently Issued Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and determined either that they are not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

4.             Loan Payable to Bank

In August 2013, we entered into a second amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Under the credit facility prior to the current amendment, the margins depended on EBITDA on a trailing 12-month basis. Interest accrued under the credit facility prior to the current amendment at a rate of 5.00% per annum at June 30, 2013. In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility’s expiration has been extended to August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis of 1.10 to 1.00 (previously 1.25 to 1.00). The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less. In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of June 30, 2013, we operated 53 stores, including 34 locations in Southern California, eight in Northern California, seven in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space. These stores average approximately 41,000 square feet in size. Our stores offer over 50 specialty services for the sports enthusiast, including online same day delivery, climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, gait analysis, baseball/softball glove steaming and lacing, racquet stringing, and bicycle tune-up and repair. In addition, we have a Team Sales Division and an online store at sportchalet.com.

In 1959, Norbert Olberz, our founder (the “Founder”), purchased a small ski and tennis shop in La Cañada Flintridge, California. A focus on providing quality merchandise with outstanding customer service was the foundation of Norbert’s vision. As a true pioneer in the industry, Norbert’s goal was: to “see things through the eyes of the customer;” to “do a thousand things a little bit better;” to focus on “not being the biggest, but the best;” to “be the image of an athlete;” and to “create ease of shopping.”

Recent History

Our stores are located in states that experienced, since the downturn that began in 2007, some of the worst macroeconomic conditions in the nation, including high unemployment rates, foreclosure rates and bankruptcy filings. As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses. In response, we modified our business model to make the Company more efficient, improved our liquidity and reduced operating expenses during the downturn. Additionally, we reinforced our commitment to be first to market with performance, technology and lifestyle merchandise by expanding our specialty brands and continuing to emphasize the availability and proficiency of our sales staff while many of our competitors emphasized value pricing and severely reduced store staffing.

While fiscal 2013 began to show signs of improvement, as evidenced by our first annual comparable store sales increase since fiscal 2007, the momentum reversed during the first quarter of fiscal 2014 due to a weaker-than-anticipated retail sales environment. We incurred a net loss of $2.8 million during the first quarter of fiscal 2014. Despite the setback, we continue to implement a number of strategic initiatives to position the Company for improved financial performance, as follows:

●	New store prototype/next generation store (one opened at the end of June 2013 in Downtown Los Angeles);

●	Online sales growth expected to continue in fiscal 2014;

●	Leveraging data to drive geographical expansion efforts;

●	Local store marketing and micro-merchandising initiatives to create differentiation and increase recognition in the community; and

●	Comprehensive digital strategy to enhance the customer experience.

In response to the results of the first quarter, we are renewing our focus on reducing costs and refining our inventory position and store strategy. We are reducing our costs by decreasing store and corporate office labor expense to align with current sales trends, cutting IT maintenance expenses in non-critical areas, switching to a more cost effective logistics provider, negotiating rent reductions and honing our customer satisfaction initiatives. Through the closure of underperforming stores, selected staff reductions, and the renegotiation of logistics and software contracts, we have reduced our annualized operating expenses by approximately $3.2 million. We continue to refine our inventory position through improvements in merchandise assortments and category adjacencies. We are tailoring merchandise mix to meet the needs of local customers and aggressively managing inventory at both the store and vendor levels. In reviewing our store portfolio, we attempt to identify underperforming trade areas within markets where we have stores. We intend to terminate, modify or renegotiate the leases of underperforming trade area stores that do not meet specific financial criteria, which may reduce our sales and the impact of advertising in those local markets, as well as free up operating resources for more productive stores. During the 13 weeks ended June 30, 2013, we closed two underperforming stores located in Antioch, California and Phoenix, Arizona, and opened one new concept store in Downtown Los Angeles. We will close one underperforming store located in Concord, California in August 2013 and have no planned new store openings.

Results of Operations

13 Weeks Ended June 30, 2013 Compared to July 1, 2012

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended June 30, 2013 compared to the 13 weeks ended July 1, 2012 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	June 30, 2013			July 1, 2012		Dollar change	Percentage change
	Amount	Percent		Amount	Percent
Net sales	$81,525	100.0%		$83,849	100.0%	$(2,324)	(2.8% )
Gross profit	21,465	26.3%		23,368	27.9%	(1,903)	(8.1% )
Selling, general and administrative expenses	21,604	26.5%		20,738	24.7%	866	4.2%
Depreciation and amortization	2,166	2.7%		2,069	2.5%	97	4.7%
(Loss) income from operations	(2,305)	(2.8%	)	561	0.7%	(2,866)	*
Interest expense	541	0.7%		458	0.5%	83	18.1%
Net (loss) income	(2,846)	(3.5%	)	103	0.1%	(2,949)	*

(Loss) earnings per share:
Basic	$(0.20)			$0.01		$(0.21)	*
Diluted	$(0.20)			$0.01		$(0.21)	*

* Percentage change not meaningful.

Sales decreased $2.3 million, or 2.8%, to $81.5 million for the 13 weeks ended June 30, 2013 from $83.8 million for the 13 weeks ended July 1, 2012. The sales decrease is primarily the result of a sales decrease of $1.1 million from the closure of two underperforming stores, a sales decrease in Team Sales Division of 31.0% due to the departure of several sales representatives, and a comparable store sales decrease of 0.7%, partially offset by a 37.6% increase in online sales. The comparable store sales decrease of 0.7% was primarily due to the general consumer caution from the uneven retail environment. The two underperforming stores were closed in April 2013 and June 2013, while the one new concept store was opened at the end of June 2013.

Gross profit decreased $1.9 million, or 8.1%, and as a percent of sales decreased to 26.3% from 27.9%. The decrease in gross profit is primarily the result of an increase in promotional activity to stimulate sales as well as the decrease in sales. Occupancy costs related to the new store was offset by the savings from the store closures.

Selling, general and administrative (“SG&A”) expenses increased $0.9 million, or 4.2%, primarily due to increases of $0.2 million in advertising, $0.2 million in expenses associated with the growth of the online business, and $0.5 million in labor-related expenses, such as salaries, payroll taxes and employee health insurance coverage. This increase combined with the decline in sales resulted in an increase in SG&A as a percent of sales to 26.5% from 24.7%. SG&A related to the new store was offset by the savings from the store closures.

Net loss for the quarter ended June 30, 2013 increased $2.9 million to $2.8 million, or $0.20 per diluted share, from net income of $0.1 million, or $0.01 per diluted share, for the quarter ended July 1, 2012.

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

Net cash provided by operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. As previously announced, we closed two underperforming stores during the first quarter and at the end of the first quarter, opened one new concept store, which we expect will more than offset the sales decrease from the two closures. The following table summarizes the more significant items for the 13 weeks ended June 30, 2013 and July 1, 2012:

	13 weeks ended
	June 30, 2013	July 1, 2012
	(in thousands)
Net (loss) income	$(2,846)	$103
Depreciation and amortization	2,166	2,069
Merchandise inventories	(4,891)	(8,612)
Accounts payable	4,688	11,109
Accounts receivable	(518)	(1,997)
Prepaid expenses and other current assets	(2,023)	109
Other accrued expenses	1,523	(586)
Deferred rent	(1,478)	(716)
Other	871	1,197
Net cash (used in) provided by operating activities	$(2,508)	$2,676

Inventory increased $4.9 million for the 13 weeks ended June 30, 2013 compared to an increase of $8.6 million for the same period last year. The difference is due to focused efforts to reduce overall inventory levels in light of lower than expected sales. We had previously made additional investments in merchandise categories that had exhibited the greatest sales growth potential, which combined with the first quarter’s overall weak sales, caused the average inventory per store to increase 4.1% to $2.1 million at June 30, 2013 from $2.0 million at July 1, 2012. The increase in average inventory per store is unfavorable and we continue to focus on inventory productivity and expect improvements during the remainder of fiscal 2014.

Accounts payable changes are generally related to inventory changes. However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

Accounts receivable increased $0.5 million for the 13 weeks ended June 30, 2013 compared to an increase of $2.0 million for the same period last year. The difference includes a reduction related to our Team Sales Division of $0.7 million due to reduced sales, offset by $1.7 million due from the landlord of our recently opened new concept store for reimbursement of improvements.

Prepaid expenses include rent whose payment timing can fluctuate from the final days to the first days of a fiscal month.

Other accrued expenses include $2.5 million due to a landlord for the early termination of a lease related to an underperforming store approximately five years before the original termination date. The $2.5 million expense will be paid over a three year period.

We made the decision to discontinue operations of three of our underperforming stores, each of which was previously fully impaired, because they were not meeting our specific financial criteria. As a result of the store closings, we recognized a benefit from previously recorded deferred rent of $2.2 million for the 13 weeks ended June 30, 2013, which is offset by the $2.5 million expense incurred for the early termination. There are no additional material losses on the net fixed assets related to the store closings and we do not expect to incur further charges in connection with these locations.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or significant store remodels in the near future. Forecasted capital expenditures for fiscal 2014 are expected to be approximately $5.5 million primarily for new rental equipment, information systems and the concept store that opened at the end of June 2013 in Downtown Los Angeles. Approximately $1.7 million for the new store will be reimbursed by the landlord.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. In August 2013, we entered into a second amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Under the credit facility prior to the current amendment, the margins depended on EBITDA on a trailing 12-month basis. Interest accrued under the credit facility prior to the current amendment at a rate of 5.00% per annum at June 30, 2013. The current amendment is expected to reduce interest expense by approximately $0.1 million on an annualized basis, based on current borrowing forecasts. In addition, there is an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility’s expiration has been extended to August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis of 1.10 to 1.00 (previously 1.25 to 1.00). The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less. In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

At June 30, 2013, our credit facility had a borrowing capacity of $65.0 million, of which we utilized $56.2 million (including a letter of credit of $4.5 million) and had $8.8 million in availability, $2.3 million above the availability requirement of $6.5 million. The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.  Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings, if any, for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of June 30, 2013:

	Payment due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating leases (1)	$135,978	$30,211	$48,108	$29,441	$28,218
Capital leases	1,038	666	326	46	-
Revolving credit facility (2)	51,702	51,702	-	-	-
Letters of credit	4,475	4,475	-	-	-
Employment contracts (3)	56	56	-	-	-
Total contractual obligations	$193,251	$87,112	$48,434	$29,487	$28,218

(1) Amounts include the direct lease obligations. Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not included. The amounts of such costs incurred in the fiscal years 2013, 2012 and 2011, were $10.4 million, $9.6 million and 10.0 million, respectively. Operating lease obligations reflect savings from lease modifications, assume "kick-out clauses" will be exercised and do not reflect potential renewals or replacements of expiring leases.

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $4.5 million were outstanding as of June 30, 2013 and expire within one year.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Actual results may differ from these estimates. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self-insurance reserves, impairment of long-lived assets and estimation of net deferred income tax asset valuation allowance to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

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

For a more detailed discussion of these factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

●	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

●	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

●	No assurance can be given that we will be successful in managing the growth of our Team Sales Division and online business.

●	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

●	Our future operations may be dependent on the availability of additional financing.

●	Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

●	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

●	Declines in the effectiveness of marketing could cause our operating results to suffer.

●	Problems with our information systems could disrupt our operations and negatively impact our financial results.

●	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

●	We may not be able to renew the leases of existing store locations.

●	We may not be able to terminate or modify the leases of existing store locations.

●	As a result of the current economic downturn, we have delayed opening new stores. Continued growth is uncertain and subject to numerous risks.

●	Our quarterly operating results may fluctuate substantially, which may adversely affect our business.

●	We are controlled by Irene and Eric Olberz and management, whose interests may differ from other stockholders.

●	Our Class B Common Stock may be delisted from the NASDAQ Stock Market (“Nasdaq”).

●	The price of our Class A Common Stock and Class B Common Stock may be volatile.

●	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

●	We may be subject to litigation that may adversely affect our business and financial performance.

●	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

●	Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

●	We self-insure for a significant portion of employee health insurance coverage and recent federal health care legislation could increase our expenses.

●	Terrorist attacks, acts of war and foreign instability may harm our business.

●	We rely on one distribution center and any disruption could reduce our sales.

●	We may pursue strategic acquisitions, which could have an adverse impact on our business.

●	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

●	Poor performance of professional sports teams within our core regions of operations could affect our business.

●	A regional or global health pandemic could severely affect our business.

●	Global warming could cause erosion of both our winter and summer seasonal businesses over a long-term basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facility, which bears interest at floating rates. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Craig Levra, and Chief Financial Officer, Howard Kaminsky, with the participation of the Company’s management, have evaluated the Company’s disclosure controls and procedures, and have concluded that, as of the end of the period covered by this report, these controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 USC § 78a et seq.), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013 (the “Annual Report”). Our short-term and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the risk factors set forth in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits

Exhibits:

3.1	Restated Certificate of Incorporation restated as of November 4, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended September 27, 2009)

3.2	Bylaws of Sport Chalet, Inc. amended as of September 15, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 27, 2009)

4.1	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005)

4.2	Form of Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005)

10.1	Second Amendment to Second Amended and Restated Loan and Security Agreement dated as of August 8, 2013 with Bank of America, N.A.

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.

DATE: August 14, 2013	By:	/s/ HOWARD K. KAMINSKY
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)