Form 10-Q
period 2013-09-29
SPORT CHALET INC
filed 2013-11-12
CIK 892907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Yes [ ]   No [X]

At November 11, 2013, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	13 weeks ended		26 weeks ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands, except per share amounts)
Net sales	$86,725	$91,452	$168,250	$175,301
Cost of goods sold, buying and occupancy costs	64,232	66,233	124,292	126,714
Gross profit	22,493	25,219	43,958	48,587

Selling, general and administrative expenses	22,819	21,924	44,423	42,662
Depreciation and amortization	2,167	2,041	4,333	4,110
(Loss) income from operations	(2,493)	1,254	(4,798)	1,815

Interest expense	545	492	1,086	950
(Loss) income before income taxes	(3,038)	762	(5,884)	865

Income tax provision	2	2	2	2
Net (loss) income	$(3,040)	$760	$(5,886)	$863

(Loss) earnings per share:
Basic	$(0.21)	$0.05	$(0.41)	$0.06
Diluted	$(0.21)	$0.05	$(0.41)	$0.06

Weighted average number of common shares outstanding:
Basic	14,190	14,190	14,190	14,190
Diluted	14,190	14,203	14,190	14,201

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2013	March 31, 2013
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,175	$3,775
Accounts receivable, net	4,947	5,169
Merchandise inventories	104,330	104,255
Prepaid expenses and other current assets	1,917	1,830
Total current assets	115,369	115,029

Fixed assets, net	16,589	18,338
Total assets	$131,958	$133,367

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,541	$33,512
Loan payable to bank	50,034	46,324
Salaries and wages payable	2,963	3,367
Other accrued expenses	19,028	18,839
Total current liabilities	108,566	102,042

Deferred rent	13,901	16,075
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at September 29, 2013 and March 31, 2013	124	124
Class B Common Stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at September 29, 2013 and March 31, 2013	18	18
Additional paid-in capital	37,445	37,318
Accumulated deficit	(28,096)	(22,210)
Total stockholders’ equity	9,491	15,250
Total liabilities and stockholders’ equity	$131,958	$133,367

 See accompanying notes.

See accompanying notes.SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	26 weeks ended
	September 29, 2013	September 30, 2012
	(in thousands)
Operating activities
Net (loss) income	$(5,886)	$863
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,333	4,110
Gain on disposal of property and equipment	(56)	(16)
Share-based compensation	127	141
Changes in operating assets and liabilities:
Accounts receivable	222	(4,787)
Merchandise inventories	(75)	(7,698)
Prepaid expenses and other current assets	(87)	(295)
Accounts payable	3,522	6,880
Salaries and wages payable	(404)	373
Other accrued expenses	161	(21)
Deferred rent	(2,174)	(1,421)
Net cash used in operating activities	(317)	(1,871)

Investing activities
Purchase of fixed assets	(3,053)	(932)
Proceeds from sale of assets	60	16
Net cash used in investing activities	(2,993)	(916)

Financing activities
Proceeds from bank borrowing	186,472	187,025
Repayment of bank borrowing	(182,762)	(183,386)
Net cash provided by financing activities	3,710	3,639

Increase in cash and cash equivalents	400	852
Cash and cash equivalents at beginning of period	3,775	2,811
Cash and cash equivalents at end of period	$4,175	$3,663

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,086	$950
Income tax	$2	$2

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	$903	$732
Fixed assets acquired under capital leases	$28	$244

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of September 29, 2013, the Company operated 52 stores including 34 locations in Southern California, seven in Northern California, seven in Arizona, three in Nevada, and one in Utah. In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

	13 weeks ended		26 weeks ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands, except per share amounts)
Net (loss) income	$(3,040)	$760	$(5,886)	$863

Weighted average number of common shares outstanding:
Basic	14,190	14,190	14,190	14,190
Effect of dilutive securities- stock options	-	13	-	11
Diluted	14,190	14,203	14,190	14,201

(Loss) earnings per share:
Basic	$(0.21)	$0.05	$(0.41)	$0.06
Effect of dilutive securities- stock options	-	-	-	-
Diluted	$(0.21)	$0.05	$(0.41)	$0.06

Options to purchase an aggregate of 2.1 million shares for the 13 and 26 weeks ended September 29, 2013 and an aggregate of 2.2 million shares for the 13 and 26 weeks ended September 30, 2012 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

3.             Recently Issued Accounting Pronouncements

               We reviewed all recently issued accounting pronouncements and determined either that they are not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

4.             Loan Payable to Bank

In August 2013, we entered into a second amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Under the credit facility prior to the current amendment, the margins depended on EBITDA on a trailing 12-month basis. Interest accrued under the credit facility prior to the current amendment at a rate of 5.00% per annum at September 29, 2013. In addition, there is a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis of 1.10 to 1.00 (previously 1.25 to 1.00). The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less.

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

The following should be read in conjunction with the Company’s financial statements and related notes thereto provided under “Item 1. Financial Statements” above. A store’s sales are included in the comparable store sales calculation, which excludes sales from online and Team Sales Division, in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure.

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of September 29, 2013, we operated 52 stores, including 34 locations in Southern California, seven in Northern California, seven in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space. These stores average approximately 41,000 square feet in size. Our stores offer over 50 specialty services for the sports enthusiast, including online same day delivery, climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, gait analysis, baseball/softball glove steaming and lacing, racquet stringing, and bicycle tune-up and repair. In addition, we have a Team Sales Division and an online store at sportchalet.com.

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

While fiscal 2013 began to show signs of improvement, as evidenced by our first annual comparable store sales increase since fiscal 2007, the momentum reversed during the first half of fiscal 2014 due to a weaker-than-anticipated retail sales environment. We incurred a net loss of $5.9 million during the first half of fiscal 2014. Despite the setback, we continue to implement a number of strategic initiatives to position the Company for improved financial performance. As previously announced, we launched a process to identify strategic partners to accelerate the implementation of our comprehensive set of strategic initiatives designed to drive growth and reinforce Sport Chalet as the retailer of choice for premium brands and best-in-class service. These initiatives include:

●	Next Generation Store Format

●	Online Store Growth

●	Leveraging Technology and Data

●	Mobile and Digital Leadership

●	Local Marketing Programs

In response to the results of the first half of fiscal 2014, we are renewing our focus on reducing costs and refining our inventory position and store strategy. We are reducing our costs by decreasing store and corporate office labor expense to align with current sales trends, cutting IT maintenance expenses in non-critical areas, switching to a more cost effective logistics provider, negotiating rent reductions and honing our customer satisfaction initiatives. Through the closure of underperforming stores, selected staff reductions, and the renegotiation of logistics and software contracts, we have reduced our annualized operating expenses by approximately $3.2 million. In the second quarter of fiscal 2014, the expense reduction process was only partially implemented and the savings were offset by increases in advertising, to promote sales, and self-insurance accruals, which fluctuates from quarter to quarter. We continue to refine our inventory position through improvements in merchandise assortments and category adjacencies. We are tailoring merchandise mix to meet the needs of local customers and aggressively managing inventory at both the store and vendor levels. In reviewing our store portfolio, we attempt to identify underperforming trade areas within markets where we have stores. We intend to terminate, modify or renegotiate the leases of underperforming trade area stores that do not meet specific financial criteria, which may reduce our sales and the impact of advertising in those local markets, as well as free up operating resources for more productive stores. During the 26 weeks ended September 29, 2013, we closed three underperforming stores located in Antioch and Concord, California and Phoenix, Arizona, and opened one new concept store in Downtown Los Angeles. We currently have no planned new store openings.

Results of Operations

13 Weeks Ended September 29, 2013 Compared to September 30, 2012

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended September 29, 2013 compared to the 13 weeks ended September 30, 2012 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	September 29, 2013			September 30, 2012		Dollar	Percentage
	Amount	Percent		Amount	Percent	change	change
Net sales	$86,725	100.0%		$91,452	100.0%	$(4,727)	(5.2%	)
Gross profit	22,493	25.9%		25,219	27.6%	(2,726)	(10.8%	)
Selling, general and administrative expenses	22,819	26.3%		21,924	24.0%	895	4.1%
Depreciation and amortization	2,167	2.5%		2,041	2.2%	126	6.2%
(Loss) income from operations	(2,493)	(2.9%	)	1,254	1.4%	(3,747)	*
Interest expense	545	0.6%		492	0.5%	53	10.8%
(Loss) income before income taxes	(3,038)	(3.5%	)	762	0.8%	(3,800)	*
Income tax provision	2	0.0%		2	0.0%	-	0.0%
Net (loss) income	(3,040)	(3.5%	)	760	0.8%	(3,800)	*

(Loss) earnings per share:
Basic	$(0.21)			$0.05		$(0.26)	*
Diluted	$(0.21)			$0.05		$(0.26)	*

*	Percentage change not meaningful.

Sales decreased $4.7 million, or 5.2%, to $86.7 million for the 13 weeks ended September 29, 2013 from $91.5 million for the 13 weeks ended September 30, 2012. The sales decrease is primarily the result of a comparable store sales decrease of 2.5%, a sales decrease of $1.8 million from the closure of three underperforming stores and a sales decrease in Team Sales Division of 21.6% due to the departure and recent replacement of several sales representatives, partially offset by a 32.4% increase in online sales and sales from the one new concept store opened at the end of June 2013. The comparable store sales decrease of 2.5% was primarily due to the general consumer caution from the uneven retail environment.

Gross profit decreased $2.7 million, or 10.8%, and as a percent of sales decreased to 25.9% from 27.6%. The decrease in gross profit is primarily the result of an increase in promotional activity to stimulate sales as well as the decrease in sales. Occupancy costs related to the new store was offset by the savings from the store closures.

Selling, general and administrative (“SG&A”) expenses increased $0.9 million, or 4.1%, primarily due to increases of $0.7 million in advertising to promote sales, $0.2 million in expenses associated with the growth of the online business, and $0.4 million in labor-related expenses, such as workers’ comp insurance and employee health insurance coverage, partially offset by saving of $0.4 million in salaries and payroll taxes. The increase in SG&A combined with the decline in sales resulted in SG&A to increase as a percent of sales to 26.3% from 24.0%.

Net loss for the quarter ended September 29, 2013 increased $3.8 million to $3.0 million, or $0.21 per diluted share, from net income of $0.8 million, or $0.05 per diluted share, for the quarter ended September 30, 2012.

26 Weeks Ended September 29, 2013 Compared to September 30, 2012

The following table sets forth statements of operations data and relative percentages of net sales for the 26 weeks ended September 29, 2013 compared to the 26 weeks ended September 30, 2012 (dollar amounts in thousands, except per share amounts):

	26 weeks ended
	September 29, 2013			September 30, 2012		Dollar	Percentage
	Amount	Percent		Amount	Percent	change	change
Net sales	$168,250	100.0%		$175,301	100.0%	$(7,051)	(4.0%	)
Gross profit	43,958	26.1%		48,587	27.7%	(4,629)	(9.5%	)
Selling, general and administrative expenses	44,423	26.4%		42,662	24.3%	1,761	4.1%
Depreciation and amortization	4,333	2.6%		4,110	2.3%	223	5.4%
(Loss) income from operations	(4,798)	(2.9%	)	1,815	1.0%	(6,613)	*
Interest expense	1,086	0.6%		950	0.5%	136	14.3%
(Loss) income before income taxes	(5,884)	(3.5%	)	865	0.5%	(6,749)	*
Income tax provision	2	0.0%		2	0.0%	-	0.0%
Net (loss) income	(5,886)	(3.5%	)	863	0.5%	(6,749)	*

(Loss) earnings per share:
Basic	$(0.41)			$0.06		$(0.47)	*
Diluted	$(0.41)			$0.06		$(0.47)	*

*	Percentage change not meaningful.

Sales decreased $7.1 million, or 4.0%, to $168.3 million for the 26 weeks ended September 29, 2013 from $175.3 million for the 26 weeks ended September 30, 2012. The sales decrease is primarily the result of a sales decrease of $2.9 million from the closure of three underperforming stores, a sales decrease in Team Sales Division of 25.5% due to the departure and recent replacement of several sales representatives, and a comparable store sales decrease of 1.7%, partially offset by a 35.0% increase in online sales and sales from the one new concept store. The comparable store sales decrease of 1.7% was primarily due to the general consumer caution from the uneven retail environment. The three underperforming stores were closed in April 2013, June 2013 and August 2013, while the one new concept store was opened at the end of June 2013.

Gross profit decreased $4.6 million, or 9.5%, and as a percent of sales decreased to 26.1% from 27.7%. The decrease in gross profit is primarily the result of an increase in promotional activity to stimulate sales as well as the decrease in sales. Occupancy costs related to the new store was offset by the savings from the store closures.

SG&A expenses increased $1.8 million, or 4.1%, primarily due to increases of $0.9 million in advertising to promote sales, $0.4 million in expenses associated with the growth of the online business, and $0.6 million in labor-related expenses, such as workers’ comp insurance and employee health insurance coverage. This increase combined with the decline in sales resulted in an increase in SG&A as a percent of sales to 26.4% from 24.3%. SG&A related to the new store was offset by the savings from the store closures.

Net loss for the period ended September 29, 2013 increased $6.7 million to $5.9 million, or $0.41 per diluted share, from net income of $0.9 million, or $0.06 per diluted share, for the period ended September 30, 2012.

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

Net cash provided by operating activities has generally been the result of net (loss) income, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. As previously announced, we closed three underperforming stores during the 26 weeks ended September 29, 2013, and opened one new concept store at the end of the first quarter, which we expect will offset the sales decrease from the three closures. The following table summarizes the more significant items for the 26 weeks ended September 29, 2013 and September 30, 2012:

	26 weeks ended
	September 29, 2013	September 30, 2012
	(in thousands)
Net (loss) income	$(5,886)	$863
Depreciation and amortization	4,333	4,110
Merchandise inventories	(75)	(7,698)
Accounts payable	3,522	6,880
Accounts receivable	222	(4,787)
Deferred rent	(2,174)	(1,421)
Other	(259)	182
Net cash used in operating activities	$(317)	$(1,871)

Inventory increased $0.1 million for the 26 weeks ended September 29, 2013 compared to an increase of $7.7 million for the same period last year. The difference is due to focused efforts to reduce overall inventory levels in light of lower than expected sales as well as the effect of the store closures. We had previously made additional investments in merchandise categories that had exhibited the greatest sales growth potential, which combined with the overall weak sales and store closures in the first half of fiscal 2014, caused the average inventory per store to increase 2.3% to $2.0 million at September 29, 2013 from $1.9 million at September 30, 2012. The increase in average inventory per store is unfavorable and we continue to focus on inventory productivity and expect continued improvements during the second half of fiscal 2014.

Accounts payable changes are generally related to inventory changes. However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

We made the decision to discontinue operations of three of our underperforming stores, each of which was previously fully impaired, because they were not meeting our specific financial criteria. As a result of the store closings, we recognized a benefit from previously recorded deferred rent of $2.4 million for the 26 weeks ended September 29, 2013, which is offset by the $2.5 million expense incurred for the early termination. There are no additional material losses on the net fixed assets related to the store closings and we do not expect to incur further charges in connection with these locations.

Net cash used in investing activities is primarily for capital expenditures which are expected to remain nominal with no planned new store openings or significant store remodels in the near future. Forecasted capital expenditures for fiscal 2014 are expected to be approximately $5.5 million primarily for new rental equipment, information systems and the concept store that opened at the end of June 2013 in Downtown Los Angeles. Approximately $1.7 million for the new store was reimbursed by the landlord.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. In August 2013, we entered into a second amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Under the credit facility prior to the current amendment, the margins depended on EBITDA on a trailing 12-month basis. Interest accrued under the credit facility prior to the current amendment at a rate of 5.00% per annum at September 29, 2013. The current amendment is expected to reduce interest expense by approximately $0.1 million on an annualized basis, based on current borrowing forecasts. In addition, there is a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis of 1.10 to 1.00 (previously 1.25 to 1.00). The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less. In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

At September 29, 2013, our credit facility had a borrowing capacity of $75.0 million, of which we utilized $54.5 million (including a letter of credit of $4.5 million) and had $10.8 million in availability, $4.2 million above the availability requirement of $6.5 million. The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.  Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings, if any, for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit facility restricts the payment of any cash dividends.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of September 29, 2013:

	Payment due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating leases (1)	$140,412	$31,129	$49,507	$29,424	$30,352
Capital leases	861	526	299	36	-
Revolving credit facility (2)	50,034	50,034	-	-	-
Letters of credit	4,475	4,475	-	-	-
Employment contracts (3)	38	38	-	-	-
Total contractual obligations	$195,820	$86,202	$49,806	$29,460	$30,352

(1) Amounts include the direct lease obligations. Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not included. The amounts of such costs incurred in the fiscal years 2013, 2012 and 2011, were $10.4 million, $9.6 million and $10.0 million, respectively. Operating lease obligations reflect savings from lease modifications, assume "kick-out clauses" will be exercised and do not reflect potential renewals or replacements of expiring leases.

(2) Periodic interest payments on the credit facility are not included in the preceding table because interest expense is based on variable indices, and the balance of our credit facility fluctuates daily depending on operating, investing and financing cash flows. The credit facility expires in August 2018 and is shown as less than 1 year due to a "lock box arrangement" per ASC 470-10-45-5A, Debt.

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $4.5 million were outstanding as of September 29, 2013 and expire within one year.

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

SPORT CHALET, INC.

DATE: November 12, 2013	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(Obehalf of the Registrant and as
Principal Financial and Accounting Officer)