Form 10-Q
period 2013-12-29
SPORT CHALET INC
filed 2014-02-06
CIK 892907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

Yes [ ]   No [X]

At February 5, 2014, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	13 weeks ended		39 weeks ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands, except per share amounts)
Net sales	$95,270	$97,567	$263,520	$272,868
Cost of goods sold, buying and occupancy costs	67,501	70,642	191,793	197,356
Gross profit	27,769	26,925	71,727	75,512

Selling, general and administrative expenses	23,717	26,097	68,140	68,759
Depreciation and amortization	2,035	2,105	6,368	6,215
Income (loss) from operations	2,017	(1,277)	(2,781)	538

Interest expense	565	608	1,651	1,558
Income (loss) before income taxes	1,452	(1,885)	(4,432)	(1,020)

Income tax provision	-	-	2	2
Net income (loss)	$1,452	$(1,885)	$(4,434)	$(1,022)

Earnings (loss) per share:
Basic	$0.10	$(0.13)	$(0.31)	$(0.07)
Diluted	$0.10	$(0.13)	$(0.31)	$(0.07)

Weighted average number of common shares outstanding:
Basic	14,190	14,190	14,190	14,190
Diluted	14,190	14,190	14,190	14,190

 See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29,	March 31,
	2013	2013
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,968	$3,775
Accounts receivable, net	4,975	5,169
Merchandise inventories	111,048	104,255
Prepaid expenses and other current assets	1,770	1,830
Total current assets	122,761	115,029

Fixed assets, net	15,748	18,338
Total assets	$138,509	$133,367

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,541	$33,512
Loan payable to bank	45,928	46,324
Salaries and wages payable	4,890	3,367
Other accrued expenses	23,922	18,839
Total current liabilities	114,281	102,042

Deferred rent	13,241	16,075
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at December 29, 2013 and March 31, 2013	124	124
Class B Common Stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at December 29, 2013 and March 31, 2013	18	18
Additional paid-in capital	37,489	37,318
Accumulated deficit	(26,644)	(22,210)
Total stockholders’ equity	10,987	15,250
Total liabilities and stockholders’ equity	$138,509	$133,367

 See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	39 weeks ended
	December 29, 2013	December 30, 2012
	(in thousands)
Operating activities
Net loss	$(4,434)	$(1,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,368	6,215
Gain on disposal of property and equipment	(55)	(16)
Share-based compensation	171	207
Changes in operating assets and liabilities:
Accounts receivable	194	(5,272)
Merchandise inventories	(6,790)	(11,870)
Prepaid expenses and other current assets	60	(15)
Accounts payable	7,141	16,639
Salaries and wages payable	1,523	2,365
Other accrued expenses	4,392	4,984
Deferred rent	(2,834)	(2,273)
Net cash provided by operating activities	5,736	9,942

Investing activities
Purchase of fixed assets	(4,203)	(980)
Proceeds from sale of assets	56	16
Net cash used in investing activities	(4,147)	(964)

Financing activities
Proceeds from bank borrowing	283,292	279,734
Repayment of bank borrowing	(283,688)	(283,656)
Net cash provided by financing activities	(396)	(3,922)

Increase in cash and cash equivalents	1,193	5,056
Cash and cash equivalents at beginning of period	3,775	2,811
Cash and cash equivalents at end of period	$4,968	$7,867

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,651	$1,558
Income tax	$2	$2

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	$285	$983
Fixed assets acquired under capital leases	$691	$524

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of December 29, 2013, the Company operated 52 stores including 34 locations in Southern California, seven in Northern California, seven in Arizona, three in Nevada, and one in Utah. In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

	13 weeks ended		39 weeks ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands, except per share amounts)
Net income (loss)	$1,452	$(1,885)	$(4,434)	$(1,022)

Weighted average number of common shares outstanding:
Basic	14,190	14,190	14,190	14,190
Effect of dilutive securities- stock options	-	-	-	-
Diluted	14,190	14,190	14,190	14,190

Earnings (loss) per share:
Basic	$0.10	$(0.13)	$(0.31)	$(0.07)
Effect of dilutive securities- stock options	-	-	-	-
Diluted	$0.10	$(0.13)	$(0.31)	$(0.07)

Options to purchase an aggregate of 2.1 million shares for the 13 and 39 weeks ended December 29, 2013 and an aggregate of 2.2 million shares for the 13 and 39 weeks ended December 30, 2012 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

3.            Recently Issued Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and determined either that they are not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

4.            Loan Payable to Bank

In August 2013, we entered into a second amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Under the credit facility prior to the current amendment, the margins depended on EBITDA on a trailing 12-month basis. Interest accrued under the credit facility prior to the current amendment at a rate of 5.00% per annum at December 29, 2013. In addition, there is a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis of 1.10 to 1.00 (previously 1.25 to 1.00). The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of December 29, 2013, we operated 52 stores, including 34 locations in Southern California, seven in Northern California, seven in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space. These stores average approximately 41,000 square feet in size. Our stores offer over 50 specialty services for the sports enthusiast, including online same day delivery, climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, gait analysis, baseball/softball glove steaming and lacing, racquet stringing, and bicycle tune-up and repair. In addition, we have a Team Sales Division and an online store at sportchalet.com.

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

While fiscal 2013 began to show signs of improvement, as evidenced by our first annual comparable store sales increase since fiscal 2007, the momentum reversed during the first nine months of fiscal 2014 due to a weaker-than-anticipated retail sales environment. We incurred a net loss of $4.4 million during the first nine months of fiscal 2014.

In response to the results of the first nine months of fiscal 2014, we are renewing our focus on reducing costs and refining our inventory position and store strategy. We are reducing our costs by decreasing store and corporate office labor expense to align with current sales trends, cutting IT maintenance expenses in non-critical areas, switching to a more cost effective logistics provider, negotiating rent reductions and honing our customer satisfaction initiatives. Through the closure of underperforming stores, selected staff reductions, and the renegotiation of logistics and software contracts, we have reduced our annualized operating expenses by approximately $3.2 million. We continue to refine our inventory position through improvements in merchandise assortments and category adjacencies.

These improvements have been offset by the lack of winter weather in the Company’s markets, and the continuation of this unfavorable weather into the fourth quarter of fiscal 2014 continues to challenge the overall reduction of inventory. We are working with our winter vendors to help mitigate the negative impact of the lack of winter weather by negotiating returns and extended payment terms and continue to tailor our merchandise mix to meet the needs of local markets. The lack of winter weather in our markets could continue to hinder sales. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.

In reviewing our store portfolio, we attempt to identify underperforming trade areas within markets where we have stores. We intend to terminate, modify or renegotiate the leases of underperforming trade area stores that do not meet specific financial criteria, which may reduce our sales and the impact of advertising in those local markets, while freeing up operating resources for more productive stores. During fiscal 2014, we closed four underperforming stores located in Antioch and Concord, California, and Phoenix and Tempe, Arizona, and opened one new concept store in downtown Los Angeles. The four underperforming stores were closed in April 2013, August 2013, June 2013 and January 2014 (fourth quarter), while the one new concept store was opened at the end of June 2013. We currently have no planned new store openings.

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

Results of Operations

13 Weeks Ended December 29, 2013 Compared to December 30, 2012

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended December 29, 2013 compared to the 13 weeks ended December 30, 2012 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	December 29, 2013		December 30, 2012			Dollar	Percentage
	Amount	Percent	Amount	Percent		change	change
Net sales	$95,270	100.0%	$97,567	100.0%		$(2,297)	(2.4%	)
Gross profit	27,769	29.1%	26,925	27.6%		844	3.1%
Selling, general and administrative expenses	23,717	24.9%	26,097	26.7%		(2,380)	(9.1%	)
Depreciation and amortization	2,035	2.1%	2,105	2.2%		(70)	(3.3%	)
Income (loss) from operations	2,017	2.1%	(1,277)	(1.3%	)	3,294	*
Interest expense	565	0.6%	608	0.6%		(43)	(7.1%	)
Net income (loss)	1,452	1.5%	(1,885)	(1.9%	)	3,337	*

Earnings (loss) per share:
Basic	$0.10		$(0.13)			$0.24	*
Diluted	$0.10		$(0.13)			$0.24	*

* Percentage change not meaningful.

Sales decreased $2.3 million, or 2.4%, to $95.3 million for the 13 weeks ended December 29, 2013 from $97.6 million for the 13 weeks ended December 30, 2012. The sales decrease is primarily the result of the prior closure of three underperforming stores which contributed $2.4 million in the same period of the prior year. The sales decrease is also due to a comparable store sales decrease of 1.3%, and a sales decrease in Team Sales Division of 11.9% due to the departure and recent replacement of several sales representatives, partially offset by an 8.9% increase in online sales and sales from the one new concept store opened at the end of June 2013. The comparable store sales decrease of 1.3%, which occurred unexpectedly after a strong Black Friday weekend, was partially due to the lack of winter weather across the Company’s markets.

Gross profit increased $0.8 million, or 3.1%, and as a percent of sales increased to 29.1% from 27.6%. The increase in gross profit is primarily the result of a decrease in promotional activity. Occupancy costs related to the new store was offset by the savings from the store closures.

Selling, general and administrative (“SG&A”) expenses decreased $2.4 million, or 9.1%, primarily due to decreases of $1.5 million in advertising and $0.9 million in labor to align with sales trends. SG&A as a percent of sales decreased to 24.9% from 26.7%. SG&A related to the new store was offset by the savings from the store closures.

Net income for the quarter ended December 29, 2013 increased $3.3 million to $1.5 million, or $0.10 per diluted share, from net loss of $1.9 million, or $0.13 per diluted share, for the quarter ended December 30, 2012.

39 Weeks Ended December 29, 2013 Compared to December 30, 2012

The following table sets forth statements of operations data and relative percentages of net sales for the 39 weeks ended December 29, 2013 compared to the 39 weeks ended December 30, 2012 (dollar amounts in thousands, except per share amounts):

	39 weeks ended
	December 29, 2013			December 30, 2012			Dollar	Percentage
	Amount	Percent		Amount	Percent		change	change
Net sales	$263,520	100.0%		$272,868	100.0%		$(9,348)	(3.4%	)
Gross profit	71,727	27.2%		75,512	27.7%		(3,785)	(5.0%	)
Selling, general and administrative expenses	68,140	25.9%		68,759	25.2%		(619)	(0.9%	)
Depreciation and amortization	6,368	2.4%		6,215	2.3%		153	2.5%
(Loss) income from operations	(2,781)	(1.1%	)	538	0.2%		(3,319)	*
Interest expense	1,651	0.6%		1,558	0.6%		93	6.0%
Loss before income taxes	(4,432)	(1.7%	)	(1,020)	(0.4%	)	(3,412)	(334.5%	)
Income tax provision	2	0.0%		2	0.0%		-	0.0%
Net loss	(4,434)	(1.7%	)	(1,022)	(0.4%	)	(3,412)	(333.9%	)

Loss per share:
Basic	$(0.31)			$(0.07)			$(0.24)	(333.9%	)
Diluted	$(0.31)			$(0.07)			$(0.24)	(333.9%	)

* Percentage change not meaningful.

Sales decreased $9.3 million, or 3.4%, to $263.5 million for the 39 weeks ended December 29, 2013 from $272.9 million for the 39 weeks ended December 30, 2012. The sales decrease is primarily the result of a sales decrease of $5.3 million from the closure of three underperforming stores, a comparable store sales decrease of 1.5%, and a sales decrease in Team Sales Division of 21.6% due to the departure and recent replacement of several sales representatives, partially offset by a 21.2% increase in online sales and sales from the one new concept store. The comparable store sales decrease of 1.5% was primarily due to the general consumer caution from the uneven retail environment and the lack of winter weather across the Company’s markets.

Gross profit decreased $3.8 million, or 5.0%, and as a percent of sales decreased to 27.2% from 27.7%. The decrease in gross profit is primarily the result of an increase in promotional activity to stimulate sales in the first half of fiscal 2014 as well as the decrease in sales. Occupancy costs related to the new store was offset by the savings from the store closures.

SG&A expenses decreased $0.6 million, or 0.9%, primarily due to decreases of $0.6 million in advertising and $1.0 million in labor to align with sales trends, partially offset by $0.6 million in expenses associated with the growth of the online business. SG&A as a percent of sales increased to 25.9% from 25.2% due to the decline in sales, partially offset by the decline in SG&A expenses. SG&A related to the new store was offset by the savings from the store closures.

Net loss for the period ended December 29, 2013 increased $3.4 million to $4.4 million, or $0.31 per diluted share, from net loss of $1.0 million, or $0.07 per diluted share, for the period ended December 30, 2012.

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment and store operations. Since fiscal 2007, we have increasingly relied on bank borrowing for our capital needs to fund new store openings and losses from operations. For the foreseeable future our ability to continue our operations and business is dependent on credit terms from vendors and bank borrowing. The lack of winter weather in our markets could continue to hinder sales. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our inability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.  Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations. Additionally, if there is a disruption in supply from a principal vendor for any reason, including concern over our financial condition, we may be unable to obtain merchandise. Our sales may decline and hinder our return to sustained profitability if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing merchandise.

Net cash provided by operating activities has generally been the result of net (loss) income, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. As previously announced, we closed three underperforming stores during the 39 weeks ended December 29, 2013, and opened one new concept store at the end of the first quarter. The following table summarizes the more significant items for the 39 weeks ended December 29, 2013 and December 30, 2012:

	39 weeks ended
	December 29, 2013	December 30, 2012
	(in thousands)
Net loss	$(4,434)	$(1,022)
Depreciation and amortization	6,368	6,215
Merchandise inventories	(6,790)	(11,870)
Accounts payable	7,141	16,639
Accounts receivable	194	(5,272)
Deferred rent	(2,834)	(2,273)
Other	6,091	7,525
Net cash provided by operating activities	$5,736	$9,942

Inventory increased $6.8 million for the 39 weeks ended December 29, 2013 compared to an increase of $11.9 million for the same period last year. The difference is due to focused efforts to reduce overall inventory levels in light of lower than expected sales as well as the effect of the store closures. The overall weak sales and store closures in the first nine months of fiscal 2014, caused the average inventory per store to increase 4.8% to $2.1 million at December 29, 2013 from $2.0 million at December 30, 2012. The increase in average inventory per store is unfavorable, and we continue to focus on inventory productivity through improvements in merchandise assortments and category adjacencies. These improvements have been offset by the lack of winter weather in the Company’s markets, and the continuation of this unfavorable weather into the fourth quarter of fiscal 2014 continues to challenge the overall reduction of inventory. The Company is working with its winter vendors to help mitigate the negative impact of the lack of winter weather by negotiating returns and extended payment terms and continues to tailor its merchandise mix to meet the needs of local markets.

Accounts payable changes are generally related to inventory changes. However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

We made the decision to discontinue operations of four of our underperforming stores, each of which was previously fully impaired, because they were not meeting our specific financial criteria. As a result of the store closings, we recognized a benefit from previously recorded deferred rent of $2.4 million for the 39 weeks ended December 29, 2013, which is offset by the $2.5 million expense incurred for the early termination. There are no additional material losses on the net fixed assets related to the store closings, and we do not expect to incur further charges in connection with these locations.

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

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility. In August 2013, we entered into a second amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Under the credit facility prior to the current amendment, the margins depended on EBITDA on a trailing 12-month basis. Interest accrued under the credit facility prior to the current amendment at a rate of 5.00% per annum at December 29, 2013. In addition, there is a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis of 1.10 to 1.00 (previously 1.25 to 1.00). The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less. In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

At December 29, 2013, we utilized $50.4 million (including a letter of credit of $4.5 million) of our credit facility and had $20.2 million in availability, $13.2 million above the availability requirement of $7.1 million. The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year. If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility.  In such a case, we would need to seek other financing alternatives with our bank or other sources.  Additional financing may not be available at terms acceptable to us, or at all.  Failure to obtain financing in such circumstances may require us to significantly curtail our operations.

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

The following table summarizes such obligations as of December 29, 2013:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$132,660	$30,884	$47,707	$25,989	$28,080
Capital leases	1,301	592	681	29	-
Revolving credit facility (2)	45,928	45,928	-	-	-
Letters of credit	4,475	4,475	-	-	-
Employment contracts (3)	19	19	-	-	-
Total contractual obligations	$184,384	$81,898	$48,388	$26,018	$28,080

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

Generally, our purchase obligations are cancellable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $4.5 million were outstanding as of December 29, 2013 and expire within one year.

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

SPORT CHALET, INC.

DATE: February 6, 2014	By:	/s/ Howard K. Kaminsky
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)