Form 10-K
period 2014-03-30
SPORT CHALET INC
filed 2014-07-01
CIK 892907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 0-20736

Sport Chalet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4390071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Sport Chalet Drive, La Cañada Flintridge, California	91011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 949-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Class B Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2013, was approximately $4.6 million based upon the closing sale prices of Class A Common Stock and Class B Common Stock on that date.

At June 24, 2014, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

PART I

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).

In connection with the safe harbor provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. See “Item 1A. Risk Factors.” These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

ITEM 1.	BUSINESS

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of March 30, 2014, the Company operated 51 stores, including 34 locations in Southern California, seven in Northern California, six in Arizona, three in Nevada, and one in Utah, comprising a total of over two million square feet of retail space. These stores average approximately 41,000 square feet in size. In addition, we have a Team Sales Division and an online store at sportchalet.com. Originally the Company was incorporated in California, and we reincorporated as a Delaware corporation in 1992. Our corporate office is located at One Sport Chalet Drive, La Cañada Flintridge, California 91011, and our telephone number is (818) 949-5300. Our website is located at sportchalet.com. We provide important information on our website including our Code of Financial Ethics and Code of Business Conduct.

The Company has reported losses for each of the last seven fiscal years, has an accumulated deficit of $32.3 million as of March 30, 2014, and has sustained negative comparable store sales for six of the last seven fiscal years. Since fiscal 2007, the Company has increasingly relied on debt for its capital needs, to fund new store openings and to cover losses from operations. As a result of the continued losses and the Company’s desire to strengthen its financial position and liquidity, on June 27, 2014, the Company entered into a term loan credit facility with Crystal Financial SBIC LP for $15 million. For a more complete description of the term loan credit facility, see the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014. See “Item 1A. Risk Factors – The limited availability under our revolving credit facility may result in insufficient working capital” and “We have a history of losses which could continue in the future.”

Stores

Our growth historically focused on Southern California. Beginning in 2001, we expanded our scope to include the entire state of California as well as Nevada, Arizona, Utah, and online. Historically, our new store sites were selected with the intent of strengthening our focus on Southern California or in areas characterized by a large number of housing developments. Between fiscal 2007 and fiscal 2009, we opened 15 stores and relocated one existing store. We did not open any new stores between fiscal 2010 and fiscal 2013. In fiscal 2014, we closed four existing stores located in Antioch and Concord, California and Phoenix and Tempe, Arizona and opened one new store in our core Southern California market. In fiscal 2015, we closed one existing store located in Henderson, Nevada in June 2014. We currently have no plans to open additional stores, and future store openings are subject to the availability of financing. See “Item 1A. Risk Factors – Intense competition in the sporting goods industry could limit our growth and reduce our profitability,” “Because our stores are concentrated in the western portion of the United States, we are subject to regional risks,” and “We may not be able to terminate or modify the leases of existing store locations.”

The following table summarizes our lease expirations for our 51 stores as of March 30, 2014:

	Lease expirations by period (1)
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Expiration	46	13	15	12	6
Kick-out clause (2)	5	5	—	—	—

Total lease expirations	51	18	15	12	6

(1)	The earlier date of lease expration or kick-out clause where applicable.
(2)	A clause that allows us to terminate the lease at our option at a specified date if contractually specified minimum sales volumes are not exceeded.

Historically, store openings have had a favorable impact on sales volume, but have negatively affected profit in the short term. New stores tend to have higher costs in the early years of operation, due primarily to increased promotional costs and lower sales on a per employee basis until the store matures. As the store matures, sales tend to level off and expenses decline as a percentage of sales. A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure. We believe that our stores have historically required three to four years to attract a stable, mature customer base; but, because of our relatively low number of stores and changing economic conditions, reliable statistical trends are not available, and there can be no assurance that our newer stores will mature at that rate.

Our typical store is 41,000 square feet in size and showcases under one roof every merchandise and service category with the feel of a specialty shop. The full-service approach to customer service and merchandise knowledge is enhanced by fixtures which feature specific technical, performance and lifestyle brands. Each shop is staffed by trained sales associates with expertise in the merchandise they sell, enabling us to offer our customers a high level of merchandise knowledge and service from the beginner to the advanced sports enthusiast.

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

We opened a next generation Sport Chalet store in downtown Los Angeles in June 2013. This 27,300 square foot store incorporates a new design template featuring enhanced displays, fixtures, and graphics, which are intended to reinforce the Sport Chalet brand and its market positioning as a destination for premium brands, technical merchandise and high quality service offerings.

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

Merchandising

Our merchandise includes products in a number of distinct, specialty sports and lifestyle categories. We offer a broad assortment of quality brand name merchandise at competitive prices. The assortment includes traditional sporting goods merchandise (e.g., footwear, apparel and other general athletic merchandise) and core specialty merchandise for activities such as snowboarding, skateboarding, mountaineering and Scuba. Our strategy of being first to market with performance, technology and lifestyle merchandise appeals to both beginners and expert users. Using our investments in technology, we tailor each store’s merchandise mix to appeal to our customers in that specific market. As we continue to micro-merchandise each store to best reflect the local consumer’s needs and preferences, our goal is to leverage each store’s strengths by adjusting assortment plans, inventory levels and space allocation. We leverage our investment in technology to minimize aged inventory and therefore produce what we believe is one of the freshest assortments of any specialty sporting goods retailer in the nation. The ability to successfully sell this merchandise relies on our highly trained sales staff, known as Sport Chalet “Experts,” which is why we employ ongoing year-round training focused on all the technical merchandise and services we offer. See “Item 1A. Risk Factors - If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.”

The following table summarizes sales of our merchandise assortment of hardlines, which are durable items, and softlines, which are non-durable items such as apparel and footwear, as a percentage of total net sales for each of the last three fiscal years:

	Fiscal year
	2014	2013	2012
Hardlines	51%	51%	55%
Apparel	28%	28%	25%
Footwear	21%	21%	20%

Total	100%	100%	100%

Online

With our website, sportchalet.com, we focus on providing an integrated online and in-store shopping experience for customers. The site is managed by Sport Chalet employees and displays the broad selection of merchandise available in Sport Chalet stores. The site also presents information about the specialty services available both in our stores as well as at offsite locations and provides merchandise selection tools, advice and community sharing technologies. In developing this online strategy, we leveraged our significant investments in infrastructure and systems and also partnered with leading technology providers. We have also developed initiatives focused on driving consumers to the website and building ongoing relationships with our Action Pass customers (see “Marketing and Advertising”).

We are focused on our online business as a key component of our long-term strategy to expand our geographic reach. We leverage online sales information to improve the micro-merchandising of our stores and to help determine potential trade areas. To improve the functionality and efficiency of our online business, we are focused on initiatives that are designed to increase site traffic and conversion and enrich the site experience. In fiscal 2012, we launched a merchandise recommendation engine and a post-purchase ratings and reviews program, and invested in natural search engine optimization. In fiscal 2013, we added vendor drop shipping of expanded product assortments, a social media communication strategy to engage the online community, and live chat and telephone ordering. In fiscal 2014, we launched a new mobile site, integrated a product selector application with 17 different categories supported, added geo-location detection enabling personalized shopping, rolled out a new graphic-intensive gateway page program, integrated video on product pages, and built a custom brand carousel display optimizing user experiences for our industry leading brand shops. See “Item 1A. Risk Factor – No assurance can be given that we will be successful in continuing to grow our Team Sales Division and online business.”

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

With our large assortment of first to market performance, technical and lifestyle merchandise in our retail stores, we are able to attract both athletes and aspirational participants into our stores. Many of these same customers compete in organized team sports activities, frequently in gear furnished by our Team Sales Division. In order to further integrate our reporting, inventory and accounts receivable management, and marketing, we upgraded software used by Team Sales in March 2012, to further integrate that Division with the Company. As a result of our size and number of retail locations, we believe few team dealers in the country have the resources we possess to be able to integrate retail and team sales at all levels, including shared inventory availability, utilization of retail stores for team activities, events and clinics, further integration of our Action Pass customer relationship management program to reward our best customers at both team and retail, and the ability to custom embellish high quality products for individual customers for any sport. See “Item 1A. Risk Factor – No assurance can be given that we will be successful in continuing to grow our Team Sales Division and online business.”

In fiscal 2014, we launched Sport Chalet Team Site, a dedicated website that handles all the work related to coaches, players and parents purchasing athletic apparel, footwear and equipment for their teams. Teams now have the ability to create and order from an extensive inventory of customized apparel, footwear and equipment online and have their orders sent directly to their schools, their homes or the local Sport Chalet retail store for pickup. Sport Chalet Team Site simplifies collecting order forms and payments. In addition to schools, Sport Chalet Team Site is also available to other organized groups such as clubs, church groups, sports leagues and any other organized teams. The Sport Chalet Team Site also provides a convenient way to fundraise and guarantees logo and brand consistency.

In addition, with our major athletic brands’ focus on attracting high school athletes, we bring added value to our vendors, who recognize us as a retailer that speaks to our customer base in a strong and compelling fashion, with authenticity, a real voice, creating top of mind awareness and further marketing and merchandising opportunities.

Marketing and Advertising

We generate our marketing and advertising campaigns in-house, with production support from outside vendors as needed. The campaigns are designed to reflect our strategic direction through our brand and merchandise offerings, as well as communicate a focused and consistent theme and event calendar through media including email, the internet, special events, direct mail, radio and magazines.

Our marketing has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athlete appearances. We also seek to strengthen our position as a leading sporting goods retailer in our markets through high-profile sponsorships with teams and organizations, including the University of Southern California, San Diego State University, Sacramento State University, Pepperdine University, San Jose State University, Arizona State University, California State University Northridge, California Triathlon, Ontario Reign, Gale Webb Extreme Sports and the Challenged Athletes Foundation, while raising our profile in communities where we do business with contributions to local teams and leagues through our Team Sales Division.

Our online strategy is to better connect with our customers, capture additional market share through an online and in-store shopping experience, and raise familiarity with Sport Chalet. As traditional forms of media become less relevant and effective, this platform has allowed us to leverage our vendors’ creative resources and web-ready content to our advantage. Unlike traditional media, there is less lead time involved and a social connection can be established with customers, similar to the in-store experience. The website is supported with a program of online ads combined with search engine marketing and optimization to build awareness of Sport Chalet with online shoppers, especially around key promotional periods. See “Item 1A. Risk Factors – Declines in the effectiveness of marketing could cause our operating results to suffer.”

Our customer relationship management program, Action Pass, continues to grow since its rollout in 2007. We now have over 2.5 million members, whose purchases represent over half of all our sales. In addition to earning points for each purchase redeemable towards future purchases, Action Pass members have access to exclusive merchandise, appearances by athletes, trips and specialty services related to their particular sporting interest. The program allows us to develop marketing vehicles targeted at specific customer segments to create excitement around merchandise launches, new technologies and new services. We are forming stronger relationships with our customers as we actively solicit Action Pass members’ feedback regarding their decision to shop at Sport Chalet and perceptions of our stores, merchandise selection, and pricing. This allows us to understand our customers’ purchasing habits. We use this information to respond to our customers’ shopping preferences and patterns with continuous improvement in merchandise assortments, category adjacencies and other marketing initiatives across all our stores.

Purchasing and Distribution

In order to provide a wide selection of specialty and sporting goods brands, we purchase merchandise from approximately 1,000 vendors. Vendor payment terms typically range from 30 to 150 days, and occasionally up to 720 days, from our receipt, and there are no long-term purchase commitments. Our largest vendor, Nike, Inc., accounted for approximately 12% of our total inventory purchases in fiscal 2014, and our ten largest vendors collectively accounted for approximately 40% of our total inventory purchases during fiscal 2014. See “Item 1A. Risk Factors – If our vendors do not provide sufficient quantities of merchandise, our net sales may suffer and hinder our return to profitability” and “If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name merchandise, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.”

We have made significant investments in the management of our purchasing and distribution systems, which provide us and our key merchandise suppliers with sell-through information by individual item size, color, and store so that together we can better forecast our inventory needs and refine our assortments by store. For merchandise planning and allocation, we use software that includes merchandise planning, open-to-buy management, performance analysis and allocation. We allocate merchandise to our stores based on trends and statistical modeling and attempt to optimize store assortments and merchandise allocations and maximize flow-through at our distribution center. For replenishment, we use a system that consists of three modules: (i) warehouse replenishment, which manages purchases from vendors, (ii) store replenishment, which manages shipments from the warehouse to stores, and (iii) network optimization, which synchronizes the two systems. In addition, we use seasonal profile software to help identify, create and manage the seasonal trends of our merchandise. In the event we do not stock a particular item in a store, we have software that allows us to quickly find the item in another location, including our distribution center, and complete the sale by accepting payment from the customer and shipping merchandise from the optimal location to the customer’s preferred destination.

We operate one distribution center, a 326,000 square foot facility located in Ontario, California. The distribution center serves as the primary receiving, distribution and warehousing facility. A minimal amount of merchandise is shipped directly by vendors to our stores. Most of the merchandise received at the distribution center is processed by unpacking and verifying the contents and then sorting the contents by store for delivery. Some of the merchandise received at the distribution center is pre-packaged and pre-ticketed by the vendor so that it can be immediately transferred to trucks bound for the stores. Due to the efficiencies created, we encourage vendors to pre-package their merchandise in a floor-ready manner. Some of the merchandise is held at the distribution center for future allocation to the stores based on current sales trends as directed by our computerized replenishment and allocation systems to optimize inventory levels. We believe that the advantages of a single distribution center include reduced individual store inventory levels and better use of store floor space, timely inventory replenishment of store inventory needs, consolidated vendor returns, and reduced transportation costs. Common carriers deliver merchandise to our stores.

Seasonality

The market for retail sporting goods is seasonal in nature. As with many other retailers, our business is heavily affected by sales of merchandise during the holiday season. In addition, we have a reputation as a leading specialty winter merchandise retailer, and our merchandise mix has historically emphasized winter-sports related merchandise. This positioning makes us more dependent upon winter business and the amount of snowfall at the resorts most frequented by our customers. We attempt to respond to changes in mid-season weather by maintaining flexibility in merchandise placement at the stores and the marketing of merchandise offerings. In recent years, our fiscal third quarter, which includes the holiday season, represented approximately 30% of our annual sales. Winter-related merchandise and services represent approximately 12% of our annual sales and have ranged from approximately 15% to 25% of sales in our fiscal fourth quarter. We anticipate this seasonal trend in sales will continue. See “Item 1A. Risk Factors – Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer” and “Note 9. Notes to Consolidated Financial Statements – Quarterly Results of Operations (Unaudited).”

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

Competitors may have substantially greater financial resources than we do, or better name recognition in regions in which we currently operate or into which we might seek to expand, and they may continue to actively open stores in our markets. Specialty retailers often have the advantage of a lower cost structure and a smaller footprint that can be located in shopping centers and strip malls, offering more customer convenience. Internet retailers currently often have sales tax advantages, and high end department stores often sell performance and lifestyle merchandise similar to ours. We also compete with merchandise vendors who sell direct to customers online or in-store and big box sporting goods chains with more purchasing power, but with less emphasis on customer service and specialty services, that often choose to compete on price. See “Item 1A. Risk Factors - We may not be able to renew the leases of existing store locations.”

We seek to distinguish ourselves from our competitors by our emphasis on customer service and specialty services, and by providing a broader selection of higher-end specialty items that require such service and expertise. Our focus on specialty services gives us the ability to offer leading specialty brands across all categories and activities which reinforces our commitment to be first to market with performance, technology and lifestyle merchandise. We believe that our broad selection of high quality name brands and numerous specialty items at competitive prices, showcased by our well-trained sales staff, differentiates us from our competitors.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day of March and is named for the calendar year ending closest to that date. Fiscal 2011 was a 53 week year and thus included one extra week in the fourth quarter and ended on April 3, 2011. As a result of the extra week in fiscal 2011, the fiscal quarters of 2012 may not compare to fiscal 2011. A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure. The comparable store sales calculation for fiscal 2011 is on a 52-week basis.

Trademarks and Trade Names

We use the “Sport Chalet” name as a service mark in connection with our business operations. We have registered “Sport Chalet” as a federal service mark with the United States Patent and Trademark Office, along with the mark “Action Pass,” among others. We also own additional common law trademarks and service marks that are used in commerce without dispute.

Employees

As of March 30, 2014, we had a total of approximately 2,800 employees (1,200 full-time and 1,600 part-time), 2,500 of whom were employed in our stores and 300 of whom were employed in warehouse and delivery operations or in corporate office positions. None of our employees are covered by a collective bargaining agreement. We operate with an open door policy and encourage and welcome the communication of our employees’ ideas, suggestions and concerns and believe this contributes to our employee relations. Generally, each store employs a general manager, two to three assistant managers, who along with supervisors and department heads oversee the sales associates in customer service, merchandising, and operations. Additional part-time employees are typically hired during the holiday and other peak seasons. See “Item 1A. Risk Factors – If we lose key management or are unable to attract and retain talent, our operating results could suffer.”

We are committed to the growth and training of our employees in order to provide “Experts” in merchandise knowledge and service to our customers. We conduct specialty universities, consisting of off-site technical training and merchandise demonstrations provided by our vendors for our employees. All of these universities are recorded for follow-up training online, and we continuously provide individual category training on an individual store basis. This training prepares our employees to become certified in particular sports or activities, while at the same time reducing employee turnover. In addition, our “Certified Expert” program encourages employees to attend merchandise-line-specific clinics and receive hands-on training to improve technical merchandise and service expertise. Only after completing all of the clinics and training and passing specific tests may an associate be considered a Certified Expert. Certified Expert certification is offered in 20 different service disciplines and is a requirement for new associates in their areas of expertise. Being knowledgeable and informed allows our work force to meet our customer’s needs and enhance their shopping experience.

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

We purchase merchandise from approximately 1,000 vendors. One vendor accounted for approximately 12% of our total inventory purchases for fiscal 2014, and our ten largest vendors collectively accounted for approximately 40% of our total purchases during fiscal 2014. Our dependence on vendors involves risk. As a result of our continued losses, decline in comparable store sales and limited liquidity, we have experienced from time to time a reduction in vendor credit terms. If the disruption in supply from our vendors continues or worsens for any reason, including concern over our financial condition or vendor supply chain issues, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling merchandise to us at any time for reasons that may or may not be within our control. Our availability under our revolving credit facility may be reduced and net sales may decline and hinder our return to profitability if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing merchandise. No assurance can be given that our efforts to resolve our vendors’ concern over our financial condition, and negotiate to continue to purchase from them merchandise at terms acceptable to us or at all, in the future will be successful. Decreases in merchandise could cause sales to decline, losses to increase, a reduction in availability under our credit facility and negatively impact our operations. Moreover, many of our vendors provide us with incentives, such as return privileges, volume purchase allowances and cooperative marketing arrangements. A decline in or discontinuation of these incentives could also negatively impact our results of operations.

The limited availability under our revolving credit facility may result in insufficient working capital.

Our revolving credit facility with Bank of America, N.A. (the “Lender”) provides for advances up to $75 million. The amount we may borrow under this credit facility is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves. As a result of our continued losses and our desire to strengthen our financial position and liquidity, on June 27, 2014, we entered into a term loan credit facility with Crystal Financial SBIC LP for $15 million. The term loan credit facility is structured in conjunction with the Lender’s revolving credit facility for a total combined facility of $90 million (the “Combined Credit Facility”) and is secured by a second security position on all our assets and capital stock in our subsidiaries, subject only to a first position in favor of the Lender’s revolving credit facility. The amount we may borrow under the Combined Credit Facility is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves. For a more detailed description of the Company’s credit facilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

A significant decrease in eligible inventory due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal could have an adverse effect on our borrowing capacity under our Combined Credit Facility, such as triggering a default, which may adversely affect the adequacy of our working capital. Also we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio (FCCR) measured on a trailing four-quarter basis greater than 1.10 to 1.00. The covenant would only apply if our availability falls below specified amounts. As of March 30, 2014 the FCCR was below 1.10 to 1.00, and we do not expect to exceed this threshold for the next four quarters. In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated and we would have insufficient working capital to continue to operate our business as it has been operated, or at all. There can be no assurance that there will not be an event of default which if not cured within the period specified in the credit facility, would result in our outstanding borrowings becoming immediately due and payable, and may require us to seek protection under the U.S. Bankruptcy Code. Additional financing may not be available at terms acceptable to us, or at all.

In fiscal 2014, our peak borrowing occurred during the week ended November 10, 2013, at which time the Lender’s credit facility had a borrowing capacity of $75.0 million, of which we utilized $67.1 million (including a letter of credit of $4.5 million) and had $0.4 million in availability above the FCCR covenant trigger. On March 30, 2014, we utilized $56.9 million (including a letter of credit of $4.5 million) and had $2.0 million in availability above the FCCR covenant trigger. The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year.

If cash generated by operations does not result in a sufficient level of unused borrowing capacity, our current operations could be constrained by our ability to obtain funds under the terms of our revolving credit facility. In such a case, we would need to seek other financing alternatives with our bank or other sources. Additional financing may not be available at terms acceptable to us, or at all. Failure to obtain financing in such circumstances may require us to significantly curtail our operations or to seek protection under the U.S. Bankruptcy Code.

Our future operations may be dependent on the availability of additional financing.

We may not be able to fund our future operations or react to competitive pressures if we lack sufficient funds. Unexpected conditions could cause us to be in violation of our Lender’s operating covenants as occurred in fiscal 2009. We cannot be certain that additional financing will be available at terms acceptable to us or at all in the future if necessary.

We have a history of losses which could continue in the future.

We have reported losses for each of the last seven fiscal years and have an accumulated deficit of $32.3 million as of March 30, 2014. There can be no assurance that we will report net income in any future period. Since fiscal 2007, we have increasingly relied on debt for our capital needs, to fund new store openings and to cover losses from operations. As a result, on June 27, 2014, we entered into a term loan credit facility with Crystal Financial SBIC LP for advances up to $15 million. The cost associated with this loan, such as the interest rate of Libor plus 8.50%, may further hinder our return to profitability.

Our Common Stock may be delisted from the NASDAQ Stock Market (“Nasdaq”).

On June 25, 2014, the Company received notice (the “Notice”) from Nasdaq that the Company’s Class A Common Stock (the “Class A Shares”) and Class B Common Stock (the “Class B Shares”) are not in compliance with Rule 5450 and 5460, respectively, of the Nasdaq Listing Rules (the “Listing Rules”).

Rule 5450 requires a primary class of common stock, such as the Class A Shares, to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5 million. The MVPHS of a class of common stock is equal to (x) the consolidated closing bid price of the shares of such class multiplied by (y) the number of shares of such class not held directly or indirectly by an officer, director or beneficial owner (determined in accordance with Rule 13d-3 under the Exchange Act of 1934) of more than 10% of the total shares of such class outstanding. As of June 25, 2014, the MVPHS of the Class A Shares was $4,582,522, based upon (x) a consolidated closing bid price of $1.05, and (y) 4,364,307 Class A Shares not held directly or indirectly by an officer, director or beneficial owner of more than 10% of the total Class A Shares outstanding, each as of that date.

Rule 5460 requires a secondary class of common stock, such as the Class B Shares, to maintain a minimum MVPHS of $1 million. As of June 25, 2014, the MVPHS of the Class B Shares was $875,558, based upon (x) a consolidated closing bid price of $1.05, and (y) 833,865 Class B Shares not held directly or indirectly by an officer, director or beneficial owner of more than 10% of the total Class B Shares outstanding, each as of that date.

The Listing Rules provide a period of 180 calendar days in which to regain compliance with Rule 5450 or 5460, as the case may be. If at any time during this period the MVPHS of the Class A Shares closes at $5 million or more, or the Class B Shares closes at $1 million or more, in each case for a minimum of ten consecutive business days, the Company will regain compliance with respect to such class. If the Company does not regain compliance with respect to the Class A Shares or the Class B Shares prior to the expiration of this 180-day period, the shares of such class will be subject to delisting. The Company would have the right to appeal any determination by Nasdaq to initiate delisting proceedings.

There can be no assurance that the Company will take any action(s) in response to the Notice, that the Company will develop a plan to regain compliance of the Class A Shares or the Class B Shares, that any such plan will be successful, that the Company will appeal any determination by Nasdaq to initiate delisting of the Class A Shares or the Class B Shares, that Nasdaq will grant any such appeal, or that the Company will be able to regain or subsequently maintain compliance with the requirements for continued listing of the Class A Shares or the Class B Shares under the Listing Rules (including, but not limited to, with respect to the deficiency set forth in the Notice).

As of June 25, 2014, 7,582,144 Class A Shares and 129,980 Class B Shares (representing 61.1% and 7.3%, respectively, of the outstanding shares of such class) held by The Olberz Family Trust dated 05/06/1997, Eric S. Olberz and Irene M. Olberz and 791,635 Class B Shares (representing 44.6% of the outstanding shares of such class) held by Craig Levra, the Chairman of the Board and the Chief Executive Officer of the Company, are pledged as collateral for loans.

Failure to maintain listing on Nasdaq of the Class A Shares or the Class B Shares may have a material adverse effect on the price or liquidity of the Class A Shares or Class B Shares. Failure to maintain listing on Nasdaq, or a decline in the price, of the Class A Shares or the Class B Shares may result in the sale of some or all of the shares pledged.

Additionally, Rule 5450 requires a Company to maintain a minimum of $10 million in stockholders’ equity for continued listing on the Global Market. As of March 30, 2014, the Company reported stockholders’ equity of $5.3 million and no longer complies with the Listing Rules.

The Listing Rules provide a period of 45 calendar days after receiving notice of noncompliance from Nasdaq for the Company to submit a plan to regain compliance with the requirement for a minimum stockholders’ equity. In determining whether to accept the Company’s plan, Nasdaq would consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for the Company’s current non-compliance, other corporate events that may occur within Nasdaq’s review period, the Company’s overall financial condition and its public disclosures. If the Company’s plan were to be accepted, Nasdaq could grant an extension of up to 180 calendar days from the date of the notice to evidence compliance. If Nasdaq were not to accept the plan, the Company would have the opportunity to appeal that decision.

Alternatively, the Company may consider applying to transfer its securities to The Nasdaq Capital Market (the “Capital Market”), provided it then meets the Capital Market’s listing requirements.

There can be no assurance that the Company would develop a plan to regain compliance with the requirement for a minimum stockholders’ equity, that Nasdaq would accept such plan, that any such plan would be successful, that the Company would appeal any determination by Nasdaq to reject the plan, that Nasdaq would grant any such appeal, that the Company would meet the listing requirements of the Capital Market, or that the Company would be able to regain or subsequently maintain compliance with the requirements for continued listing under the Listing Rules for the Global Market or the Capital Market (including, but not limited to, with respect to the failure to maintain a minimum stockholders’ equity).

The downturn in the economy that commenced in fiscal 2009 continues to affect consumer purchases of discretionary items, significantly reducing our net sales and profitability.

The retail industry historically has been subject to substantial cyclical variations. The merchandise sold by us is generally a discretionary expense for our customers. The downturn in the general economy that commenced in fiscal 2009 and continuing uncertainties regarding future economic prospects are having, and are likely to continue for some time to have, a materially adverse effect on consumer spending habits and our results of operations. We have sustained operating losses for the past seven fiscal years and negative comparable store sales for six of the last seven fiscal years. There can be no assurance that we will report net income in any future period or that comparable store sales will not continue to decline. No assurance can be given that continued losses and declines in comparable store sales will not cause vendors to decrease, delay or stop selling merchandise to us. Decreases in merchandise could cause sales to decline, losses to increase, a reduction in availability under our credit facility and negatively impact our operations.

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

The sporting goods business and the retail environment are highly competitive, and we compete with specialty stores and independent dealers, internet retailers and catalog merchandisers, high end department stores, vendor owned stores, mass merchandisers and discount stores, and big box sporting goods chains. A number of our competitors are substantially larger, have substantially greater financial resources, and have substantially better name recognition in regions in which we currently operate or into which we might seek to expand. No assurance can be given that as our competitors continue to actively open stores in our markets, we will be able to continue to improve our business and return to profitability.

Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

Currently, most of our stores are located in Southern California, and the remaining stores are located in Northern California, Nevada, Arizona and Utah. Accordingly, we are subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. When the region suffers an economic downturn, such as the decline in 2008 in the housing and credit markets and the increase in unemployment and bankruptcies, which have been strongly felt in California, Arizona and Nevada, there is an adverse effect on our sales and profitability. In addition, many of our vendors rely on the Ports of Los Angeles and Long Beach to process our shipments. Any disruption or congestion at these ports could impair our ability to adequately stock our stores. Several of our competitors operate stores across the United States and, thus, are not as vulnerable to such regional risks.

No assurance can be given that we will be successful in continuing to grow our Team Sales Division and online business.

We may not be able to continue to grow our online business and Team Sales Division at a rate similar to that of the last few years. The online retail environment is highly competitive, and we compete with a number of online retailers who are substantially larger, have substantially greater financial resources, and have substantially better name recognition. Additionally, our online business is dependent on third-party business partners that are crucial to our online operations by handling functions such as merchandise data uploading, order and payment processing, and website hosting. Our dependence on these key partners involves risk. If these partners do not continue to meet our performance expectations and we fail to identify alternative partners with improved capabilities, we may not be able to effectively continue to grow our online business. Our online business accounted for less than 10% of our total sales in fiscal 2014.

Our Team Sales customer base is generally comprised of universities, high schools, athletic teams, youth sports leagues, booster clubs and recreational organizations. These organizations may depend on state and federal funding which could be limited in the future which would negatively impact our sales. We utilize a traveling commissioned sales force to serve our customers. Our Team Sales performance is substantially dependent on the skills, experience, and performance of our key employees, especially our road sales professionals, and our ability to recruit, retain and motivate them. Consequently, the loss of one or more key road sales professionals results in our loss of the customer relationships maintained by the departing road sales professionals, and adversely affects our net sales and results of operations. Our Team Sales Division accounted for less than 10% of our total sales in fiscal 2014.

If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

If we fail to anticipate changes in consumer preferences, we will experience lower net sales, higher inventory markdowns and lower margins. Merchandise may or may not appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Specialty sporting goods are often subject to short-lived trends, such as the short-lived popularity of wheeled footwear. Apparel is significantly influenced by the latest fashion trends and styles. Our success depends upon our ability to anticipate and respond in a timely manner to trends in specialty merchandise and consumers’ participation in sports on an individual market basis. Failure to identify and respond to these changes may cause net sales to decline. In addition, because we generally make commitments to purchase merchandise from vendors up to nine months in advance of the proposed delivery, misjudging the market may cause us to over-stock unpopular merchandise and force inventory markdowns that could have a negative impact on profitability, or cause us to have insufficient inventory of a popular item that can be sold at full markup.

Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

Our sales volume increases significantly during the holiday season as is typical with other retailers. In addition, our merchandise mix has historically emphasized winter-sports related merchandise increasing the seasonality of our business. This positioning makes us more dependent upon winter business and the amount of snowfall at the resorts most frequented by our customers. In recent years, our fiscal third quarter, which includes the holiday season, represented approximately 30% of our annual sales. Winter-related merchandise and services represent approximately 12% of our annual sales and have ranged from approximately 15% to 25% of sales in our fiscal fourth quarter. We anticipate this seasonal trend in sales will continue. Our operating results historically have been influenced by the amount and timing of snowfall at the resorts most frequented by our customers. An early snowfall often has influenced sales because it generally extends the demand for winter apparel and equipment, while a late snowfall may have the opposite effect. Ski and snowboard vendors require us to make commitments for purchases of apparel and equipment by early spring for fall delivery, and only limited quantities of merchandise can be reordered during the fall. Consequently, we place our orders in the spring anticipating snowfall in the winter. If the snowfall does not at least provide an adequate base or occurs late in the season, or if sales do not meet projections, we may be required to mark down our winter apparel and equipment.

Declines in the effectiveness of marketing could cause our operating results to suffer.

Our marketing campaigns are focused on the internet, email, direct mail, sports sponsorships, radio and magazines. Also our marketing leverage has been boosted by vendor payments under cooperative marketing arrangements as well as vendor participation in sponsoring events, clinics and athletes’ appearances. We recently have enhanced our online presence with new initiatives focused on driving consumers to our website and building ongoing relationships with our Action Pass customers. We are directly marketing to individual customers based on their personal shopping information through the customer relationship program. No assurance can be given that our shift in marketing strategy will be successful in connecting with our customers, capturing additional market share through an integrated online and in-store shopping experience, and raising familiarity with Sport Chalet. We are relatively new to and have fewer resources than our competitors in the online arena, and our results may not meet our expectations. In addition, no assurance can be given that what we learn from our Action Pass members about their shopping preferences and patterns will increase our ability to apply this learning to decisions about assortments, category adjacencies, and other marketing initiatives across our entire network of stores.

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

The increasing costs associated with information security, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud, could cause our business and results of operations to suffer materially. While we are taking significant steps to protect customer and confidential information, there can be no assurance that these efforts or advances in computer capabilities or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. More specifically, as Action Pass, our customer relationship management program, continues to grow, our exposure and risk increase as well. If any such compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

We may not be able to renew the leases of existing store locations.

We may not be able to renew the leases of existing store locations on our current lease terms. No assurance can be given that our future lease renewals will not be less favorable than the current lease terms. Many factors including, but not limited to, our history of losses and financial condition and competition for our store leases from our competitors, may prevent us from renewing the leases of existing store locations on the current lease terms or at all. We may be unable to agree on the terms of a lease renewal with our landlords, which could materially adversely affect our operating results.

We may not be able to terminate or modify the leases of existing store locations.

In refining our store strategy, we have identified underperforming stores. We intend to terminate or modify the leases of stores that do not meet specific financial criteria, which may reduce our sales and the impact of advertising in those local markets. No assurance can be given that we will be able to terminate or modify the leases of existing stores. Furthermore, terminating or modifying the leases may require us to incur additional costs, which could materially adversely affect our operating results for the period in which the store closing occurs, and no assurance can be given that we will be able to fund the costs of terminating or modifying store leases.

Future growth is highly uncertain and subject to numerous risks.

No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, information systems, inventory management, and distribution facilities. Any failure to timely enhance our operating systems, or unexpected difficulties in implementing such enhancements, could have a material adverse effect on our ability to increase our sales.

In addition, our ability to open new, profitable stores in existing markets and in new regional markets could be negatively affected by any of the following:

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

Our quarterly operating results may fluctuate substantially.

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

We are controlled by Irene and Eric Olberz and management, whose interests may differ from those of other stockholders.

As of June 24, 2014, Irene and Eric Olberz, the wife and son of the Company’s founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 6%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock. Ms. Olberz and Messrs. Olberz, Levra and Kaminsky effectively have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, and any merger, consolidation or sale of all or substantially all of the Company’s assets, and to control the Company’s management and affairs. Transactions may be pursued that could enhance Ms. Olberz and Messrs. Olberz, Levra and Kaminsky’s interests in the Company while involving risks to the interests of the Company’s other stockholders, and there is no assurance that their interests will not conflict with the interests of the Company’s other stockholders.

Our Class A and Class B Common Stock is thinly traded and the price of our Class A and Class B Common Stock may be volatile.

The shares of our Class A Common Stock and Class B Common Stock are thinly traded making it difficult to sell shares at such times and in such amounts as a shareholder may desire. The market prices of shares of our Class A Common Stock and Class B Common Stock have been, and are likely to continue to be, volatile and could be subject to significant fluctuations in response to unknown and known factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, additions or departures of key personnel, future sales of shares of Class A Common Stock and Class B Common Stock and stock volume fluctuations. Also, the Company’s inability to regain or subsequently maintain compliance with the requirements for continued listing under the Listing Rules for Nasdaq’s Global Market or Capital Market, as well as general political and economic conditions such as a recession or interest rate fluctuations, may adversely affect the market price of shares of our Class A Common Stock and Class B Common Stock.

From time to time shares of the Class A Common Stock have traded significantly lower than shares of the Class B Common Stock, and there can be no assurance as to the relative trading prices of shares of the Class A Common Stock and the Class B Common Stock.

Provisions in the Company’s charter documents could discourage a takeover that stockholders may consider favorable.

As of June 24, 2014, Irene and Eric Olberz, the wife and son of the Company’s founder, Craig Levra, the Company’s Chairman and Chief Executive Officer, and Howard Kaminsky, the Company’s Chief Financial Officer, owned approximately 21%, 33% and 6%, respectively, of the voting power of the Company’s outstanding voting Class A and Class B Common Stock. The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to the stockholders whereas the holder of a share of Class A Common Stock has 1/20th of one vote on each matter presented to the stockholders. Subject to the Class A protection provisions described below, Ms. Olberz and Messrs. Olberz, Levra and Kaminsky will be able to sell shares of Class A Common Stock and use the proceeds to purchase additional shares of Class B Common Stock, thereby increasing their collective voting power. Subject to the prohibition on the grant, issuance, sale or transfer of Class B Common Stock to Messrs. Levra and Kaminsky, the Company will also be able to issue Class B Common Stock (subject to the applicable rules of the NASD and the availability of authorized and unissued shares of Class B Common Stock) to persons deemed by the Board of Directors to be preferable to a potential acquirer, thereby diluting the voting power of that potential acquirer. The Class A protection provisions in the Company’s Certificate of Incorporation could also make acquisition of voting control more expensive by requiring an acquirer of 10% or more of the outstanding shares of Class B Common Stock to purchase a corresponding proportion of Class A Common Stock.

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

Accounting principles generally accepted in the United States and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, lease accounting, and the carrying amount of property and equipment, inventories and deferred income tax assets, are highly complex and may involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our business.

Reporting obligations as a public company can place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls. If our management is ever unable to certify as to the effectiveness of our internal controls or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis or to effectively manage our business.

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

Terrorist attacks may cause damage or disruption to our employees, facilities, information systems, vendors and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability and conflict outside of the United States, and other acts of war or hostility may cause greater uncertainty and cause us to suffer in ways that we currently cannot predict. Our geographical focus in California, Nevada, Arizona and Utah may make us more vulnerable to such uncertainties than other comparable retailers who do not have similar geographical concentration.

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

Poor performance of professional sports teams within our core markets could adversely affect our financial results.

We sell professional sports team merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams. The poor performance by the professional sports teams within our core markets, as well as professional team lockouts and strikes, could adversely affect our financial results. In addition, to the extent we use sports superstars to market our products and advertise our stores, the retirement of such individuals or scandals in which they may be implicated could negatively impact our financial results.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its location, duration and severity, our business could be severely affected. Customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of merchandise in our supply chain and by causing staffing shortages in our stores and among our vendors and service providers.

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

At March 30, 2014, we had 51 store locations. Swimming pool facilities for Scuba and kayaking instruction are located in 31 of the 51 store locations. The following table summarizes information on our store locations by region:

Region	Year entered	Number of stores	Percentage of total number of stores
Southern California	1959	34	67%
Northern California	2003	7	14%
Arizona	2005	6	12%
Nevada	2001	3	5%
Utah	2007	1	2%

Total		51	100%

In fiscal 2015, we closed one existing store located in Henderson, Nevada in June 2014.

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

In our efforts to reduce operating expenses and improve liquidity, we reviewed our store leases and obtained rent reductions and lease modifications from a number of our landlords. These negotiations included renegotiating base rent, revising some of our leases to contain percentage rent clauses, which obligate us to pay rents based on a percentage of sales rather than fixed amounts, and amending certain leases to include kick-out clauses.

We lease from corporations controlled by Irene and Eric Olberz, the wife and son of the Company’s founder, our corporate office in La Cañada Flintridge and our stores in Huntington Beach and Porter Ranch, California. We have incurred rental expense to Irene and Eric Olberz of $2.1 million, $2.1 million and $2.4 million in fiscal years 2014, 2013 and 2012, respectively. Management believes that the occupancy costs under the leases with corporations controlled by Irene and Eric Olberz described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

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

Market Price for Common Shares

On September 21, 2005, a stockholder approved recapitalization plan established two classes of common stock, Class A Common Stock and Class B Common Stock. See “Note 1. Basis of Presentation – Common Stock.” Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Global Market System under the symbol “SPCHA” and “SPCHB,” respectively. The following table summarizes the range of high and low closing sale prices of our Class A Common Stock and Class B Common Stock for the periods indicated:

	Class A		Class B
FY 2015	High	Low	High	Low
Q1 (1)	$1.23	$1.00	$1.32	$1.05

	Class A		Class B
FY 2014	High	Low	High	Low
Q4	$1.35	$1.06	$1.38	$1.07
Q3	$1.29	$1.07	$1.39	$1.20
Q2	$1.50	$1.09	$1.52	$1.16
Q1	$2.22	$1.17	$2.18	$1.26

	Class A		Class B
FY 2013	High	Low	High	Low
Q4	$1.98	$1.29	$1.98	$1.33
Q3	$1.70	$1.40	$1.98	$1.61
Q2	$1.59	$1.40	$2.00	$1.66
Q1	$1.50	$1.10	$1.94	$1.53

(1)	First quarter of fiscal 2015 is through June 24, 2014.

On June 24, 2014, the closing sale price per share of our Class A Common Stock and Class B Common Stock as reported by Nasdaq was $1.05 and $1.05, respectively. Stockholders are urged to obtain current market quotations for the Class A Common Stock and Class B Common Stock.

Approximate Number of Holders of Common Shares

The number of stockholders of record of our Class A Common Stock and Class B Common Stock as of June 18, 2014 was 133 and 80, respectively (excluding individual participants in nominee security position listings), and as of that date, we estimate that there were approximately 800 beneficial owners of shares of Class A Common Stock and 800 beneficial owners of shares of Class B Common Stock holding stock in nominee or “street” name.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company’s common stock during the period from March 31, 2009 to March 31, 2014 with (i) the cumulative total return of the Nasdaq Composite Stock Market Index and (ii) the cumulative total return of the S&P Specialty Stores Index. The comparison assumes $100 was invested on March 31, 2009 in our common stock and in each of the foregoing indices and the reinvestment of dividends through March 31, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Dividend Policy

We have not paid any cash dividends to stockholders since our initial public offering in November 1992. We currently intend to retain earnings, if any, for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, our Combined Credit Facility restricts the payment of any cash dividends. See “Note 3. Notes to Consolidated Financial Statements – Loans Payable to Bank.”

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for the five most recent fiscal years ended March 30, 2014. Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to the last day of March and is named for the calendar year ending closest to that date. Fiscal 2011 was a 53-week year and thus included one extra week in the fourth quarter and ended on April 3, 2011. This data should be read in conjunction with the consolidated financial statements and related notes thereto and other financial information included herein.

	Fiscal year
	2014	2013	2012	2011 (3)	2010
	(in thousands, except per share, stores and per square foot amounts)
Statements of Operations Data:
Net sales	$343,506	$360,645	$349,883	$362,483	$353,695
Cost of goods sold, buying and occupancy costs	252,569	261,405	254,510	260,131	258,873

Gross profit	90,937	99,240	95,373	102,352	94,822
Selling, general and administrative expenses	90,807	91,994	89,203	92,647	85,894
Depreciation and amortization	8,097	8,455	9,450	10,351	12,644
Impairment charge	—	—	—	—	10,935

Loss from operations	(7,967)	(1,209)	(3,280)	(646)	(14,651)
Interest expense	2,170	2,124	1,790	2,366	2,762

Loss before income taxes	(10,137)	(3,333)	(5,070)	(3,012)	(17,413)
Income tax provision (benefit)	2	2	2	3	(9,139)

Net loss	$(10,139)	$(3,335)	$(5,072)	$(3,015)	$(8,274)

Class A and Class B loss per share:
Basic	$(0.71)	$(0.24)	$(0.36)	$(0.21)	$(0.59)

Diluted	$(0.71)	$(0.24)	$(0.36)	$(0.21)	$(0.59)

Weighted average Class A and Class B shares outstanding:
Basic	14,190	14,190	14,190	14,189	14,126

Diluted	14,190	14,190	14,190	14,189	14,126

Selected Operating Data:
Comparable store sales (decrease) increase (1)	(3.1)%	3.7%	(0.6)%	(0.4)%	(8.3)%
Gross profit margin	26.5%	27.5%	27.3%	28.2%	26.8%
Selling, general and administrative expenses as a percentage of net sales	26.4%	25.5%	25.5%	25.6%	24.3%
Net cash (used in) provided by operating activities	$(1,653)	$(515)	$5,297	$2,774	$(2,938)
Stores open at end of period	51	54	54	55	55
Total square feet at end of period	2,082	2,220	2,220	2,260	2,260
Net sales per square foot (2)	$155	$163	$148	$153	$155
Average net sales per store (2)	$6,328	$6,276	$6,085	$6,271	$6,317

	As of fiscal year end
	2014	2013	2012	2011 (3)	2010
Balance Sheet Data:
Working capital	$3,968	$12,987	$15,547	$17,640	$13,667
Total assets	123,516	133,367	127,453	127,120	138,709
Bank debt	52,464	46,324	41,255	40,854	45,290
Total stockholders’ equity	$5,340	$15,250	$18,288	$22,446	$24,484

(1)	A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure. The comparable store sales calculation for fiscal 2011 is on a 52-week basis.
(2)	Calculated using stores that were open for the full current fiscal year and were also open for the full prior fiscal year.
(3)	Fiscal 2011 was a 53-week year and thus included one extra week in the fourth quarter and ended on April 3, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).

In connection with the safe harbor provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. See “Item 1A. Risk Factors.” These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

The following should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. Over the last 55 years, Sport Chalet has grown into a chain of 51 specialty sporting goods stores serving California, Nevada, Arizona and Utah, as well as a Team Sales Division and an online store at sportchalet.com.

Our stores are located in states that experienced, during the downturn that began in 2008, some of the worst macroeconomic conditions in the nation, including high unemployment rates, foreclosure rates and bankruptcy filings. As a result, our sales, which are largely dependent on the level of consumer spending in the geographic regions surrounding our stores, declined and we incurred substantial losses.

The Company has reported losses for each of the last seven fiscal years, has an accumulated deficit of $32.3 million as of March 30, 2014, and has sustained negative comparable store sales for six of the last seven fiscal years. Our net loss for fiscal 2014 was $10.1 million, or $0.71 per diluted share, and our comparable store sales decreased 3.1%. A store’s sales are included in the comparable store sales calculation in the quarter following its twelfth full month of operation and excluded from the calculation in the quarter of its closure. Since fiscal 2007, the Company has increasingly relied on debt for its capital needs, to fund new store openings and to cover losses from operations. As a result of the continued losses and the Company’s desire to strengthen its financial position and liquidity, on June 27, 2014, the Company entered into a term loan credit facility with Crystal Financial SBIC LP for $15 million. For a more complete description of the term loan credit facility, see the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014.

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

The following table sets forth statement of operations data determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the relative percentages of net sales, and the percentage increase or decrease, for fiscal years 2014 and 2013 (in thousands, except per share amounts).

	Fiscal year				Dollar change	Percentage change
	2014		2013
	Amount	Percent	Amount	Percent
Net sales	$343,506	100.0%	$360,645	100.0%	$(17,139)	(4.8%)
Gross profit	90,937	26.5%	99,240	27.5%	(8,303)	(8.4%)
Selling, general and administrative expenses	90,807	26.4%	91,994	25.5%	(1,187)	(1.3%)
Depreciation and amortization	8,097	2.4%	8,455	2.3%	(358)	(4.2%)
Loss from operations	(7,967)	(2.3%)	(1,209)	(0.3%)	(6,758)	559.0%
Interest expense	2,170	0.6%	2,124	0.6%	46	2.2%
Loss before income taxes	(10,137)	(3.0%)	(3,333)	(0.9%)	(6,804)	204.1%
Income tax provision	2	0.0%	2	0.0%	—	0.0%
Net loss	(10,139)	(3.0%)	(3,335)	(0.9%)	(6,804)	204.0%

Loss per share:
Basic and diluted	$(0.71)		$(0.24)		$(0.48)	204.0%

Net sales decreased $17.1 million, or 4.8%, to $343.5 million for fiscal 2014 from $360.6 million for fiscal 2013. The decrease in sales is primarily due to a comparable store sales decrease of $10.1 million, or 3.1%, a sales decrease of $8.6 million from the closure of four underperforming stores, a sales decrease of $3.1 million, or 21.0%, in the Team Sales Division due to the departure and recent replacement of several sales representatives, as well as the impact of Action Pass redemption activity, partially offset by an increase of $2.1 million, or 30.2%, in online sales and sales from the one new concept store. The comparable store sales decrease of 3.1% was primarily due to the unseasonably warm and dry winter weather experienced in the second half of fiscal 2014 as well as a weaker-than-anticipated retail sales environment.

Gross profit decreased $8.3 million, or 8.4%, and as a percent of sales decreased to 26.5% from 27.5%. The decrease in gross profit is primarily the result of the decrease in sales as well as an increase in promotional activity to stimulate sales. Occupancy costs related to the new store were offset by the savings from the store closures.

Selling, general and administrative expenses (“SG&A”) decreased $1.2 million, or 1.3%. The decrease is primarily due to a decrease of $1.3 million in labor to align with sales trends. As a percent of sales, SG&A increased to 26.4% from 25.5% due to the decline in sales, partially offset by the decline in SG&A expenses. SG&A related to the new store was offset by the savings from the store closures.

Depreciation expense decreased $0.4 million, or 4.2%, as a result of the low level of capital expenditures in recent fiscal years.

Net loss increased $6.8 million to $10.1 million, or $0.71 per diluted share for fiscal 2014, from a net loss of $3.3 million, or $0.24 per diluted share for fiscal 2013.

Fiscal 2013 Compared to Fiscal 2012

The following table sets forth statement of operations data determined in accordance with GAAP, the relative percentages of net sales, and the percentage increase or decrease, for fiscal years 2013 and 2012 (in thousands, except per share amounts).

	Fiscal year				Dollar change	Percentage change
	2013		2012
	Amount	Percent	Amount	Percent
Net sales	$360,645	100.0%	$349,883	100.0%	$10,762	3.1%
Gross profit	99,240	27.5%	95,373	27.3%	3,867	4.1%
Selling, general and administrative expenses	91,994	25.5%	89,203	25.5%	2,791	3.1%
Depreciation and amortization	8,455	2.3%	9,450	2.7%	(995)	(10.5%)
Loss from operations	(1,209)	(0.3%)	(3,280)	(0.9%)	2,071	(63.1%)
Interest expense	2,124	0.6%	1,790	0.5%	334	18.7%
Loss before income taxes	(3,333)	(0.9%)	(5,070)	(1.4%)	1,737	(34.3%)
Income tax provision	2	0.0%	2	0.0%	—	0.0%
Net loss	(3,335)	(0.9%)	(5,072)	(1.4%)	1,737	(34.2%)

Loss per share:
Basic and diluted	$(0.24)		$(0.36)		$0.12	(34.2%)

Net sales increased $10.8 million, or 3.1%, to $360.6 million for fiscal 2013 from $349.9 million for fiscal 2012. The increase in sales is primarily due to a comparable store sales increase of $12.2 million, or 3.7%, a sales increase of $2.4 million, or 19.5%, in the Team Sales Division and an increase of $1.2 million, or 21.5%, in online sales, partially offset by one store closure which contributed $3.2 million in sales in the prior fiscal year and the impact of Action Pass redemption activity. The comparable store sales increase of 3.7% is an improvement from the 0.6% decrease in fiscal 2012, which was primarily due to the unseasonably warm and dry winter weather experienced in the second half of fiscal 2012.

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

SG&A increased $2.8 million, or 3.1%. The increase is primarily due to increases of $1.4 million in advertising and $1.2 million from costs associated with the growth of the Team Sales Division, which include operational issues associated with the new computer systems. As a percent of sales, SG&A remained unchanged at 25.5%.

Depreciation expense decreased $1.0 million, or 10.5%, as a result of the low level of capital expenditures in recent fiscal years with no new store openings or significant remodels.

Net loss decreased $1.7 million to $3.3 million, or $0.24 per diluted share for fiscal 2013, from a net loss of $5.1 million, or $0.36 per diluted share for fiscal 2012.

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment, store operations and capital expenditures required for replacement or upgrades as needed. We have sustained operating losses for the past seven fiscal years and negative comparable store sales for six of the last seven fiscal years. There can be no assurance that we will report net income in any future period or that comparable store sales will improve. As a result, since fiscal 2007, we have increasingly relied on debt for our capital needs, to fund new store openings and to cover losses from operations. For the foreseeable future our ability to continue our operations and business is dependent on credit terms from vendors and debt. As a result, on June 27, 2014, the Company entered into a term loan credit facility with Crystal Financial SBIC LP for $15 million. For a more complete description of the term loan credit facility, see the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014. For a more detailed description of the associated risks, see Item 1A. Risk Factors – “The limited availability under our revolving credit facility may result in insufficient working capital” and “If our vendors do not provide sufficient quantities of merchandise, our net sales may suffer and hinder our return to profitability.”

Net cash used in operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. The following table summarizes the more significant items for fiscal years ended March 30, 2014 and March 31, 2013:

	Fiscal year
	2014	2013
	(in thousands)
Net loss	$(10,139)	$(3,335)
Depreciation and amortization	8,097	8,455
Merchandise inventories	3,278	(6,074)
Accounts payable	(1,315)	4,771
Deferred rent	(3,373)	(3,265)
Other	1,799	(1,067)

Net cash used in operating activities	$(1,653)	$(515)

Inventory decreased $3.3 million due to the four store closures while average inventory per store increased 2.6% to $2.0 million from $1.9 million at the end of fiscal 2014 and fiscal 2013, respectively. The increase in average inventory per store is primarily due to the timing of the closures and the absorption of the inventory by the remaining existing stores as well as $2.8 million of winter related merchandise in excess of the prior year end of season carryover.

Accounts payable changes are generally related to inventory changes. However, the timing of vendor payments or receipt of merchandise near the end of the period influences this relationship.

We will not record income tax benefits until it is determined that is it more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. Our valuation allowance is equal to all of the net deferred tax assets, $30.4 million. We have federal and state net operating loss carryforwards of $33.3 million and $62.2 million, respectively, which can be carried forward for a period ranging from 14 to 20 years.

Purchases of fixed assets are summarized below:

	Fiscal year
	2014	2013	2012
	(in thousands)
Existing stores	$254	$869	$1,064
New stores	2,021	1,382	—
Information systems	1,059	1,228	1,859
Rental equipment	517	1,233	1,903

Total	$3,851	$4,712	$4,826

Forecasted capital expenditures for fiscal 2015 are expected to be approximately $2.8 million primarily for information systems, rental equipment and upgrades to existing stores. We currently do not anticipate opening new stores in fiscal 2015.

Net cash provided by financing activities reflects advances and repayments of borrowings under our revolving credit facility.

In June 2014, we entered into a third amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was previously amended in August 2013 and May 2012. The third amendment provides the Lender’s consent to the term loan credit facility with Crystal Financial SBIC LP described below, incorporates an additional reserve against borrowing base availability as protection for the term loan lenders against “over advances” on the revolving credit facility and/or the term loan agreement and imposes the “availability block” referred to in the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014 regarding the term loan with Crystal Financial SBIC LP.”

In August 2013, we entered into a second amendment to the revolving credit facility, which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Interest accrued under the credit facility at a rate of 5.00% per annum at March 30, 2014. In addition, there is a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio (FCCR) measured on a trailing four-quarter basis of 1.10 to 1.00. The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less. In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated.

As of March 30, 2014 the FCCR was below 1.10 to 1.00, and we do not expect to exceed this threshold for the next four quarters. In the event of a significant decrease in availability under our credit facility, it is highly likely that the covenant would be violated and we may have insufficient working capital to continue to operate our business as it has been operated, or at all. There can be no assurance that there will not be an event of default, and additional financing may not be available at terms acceptable to us, or at all.

In fiscal 2014, our peak borrowing occurred during the week ended November 10, 2013, at which time our credit facility had a borrowing capacity of $75.0 million, of which we utilized $67.1 million (including a letter of credit of $4.5 million) and had $0.4 million in availability above the FCCR covenant trigger. On March 30, 2014, we utilized $56.9 million (including a letter of credit of $4.5 million) and had $2.0 million in availability above the FCCR covenant trigger. The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year.

As a result of our continued losses and our desire to strengthen our financial position and liquidity, on June 27, 2014, we entered into a term loan credit facility with Crystal Financial SBIC LP for advances up to $15 million. The term loan credit facility is structured in conjunction with the Lender’s revolving credit facility for a total combined facility of $90 million (the “Combined Credit Facility”) and is secured by a second security position on all our assets and capital stock in our subsidiaries, subject only to a first position in favor of the Lender’s revolving credit facility. The amount we may borrow under the Combined Credit Facility is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves. Interest under the term loan credit facility accrues at LIBOR plus 8.50% per annum. In addition, there is a restriction on paying dividends, a commitment fee of 1.75%, and termination prepayment fee of 3.00% of the amount pre-paid for year one and 2.00% for year two (except that in year one, any prepayment from cash sale of equity interests in the Company, or in connection with a Change of Control expressly permitted in writing by Crystal Financial SBIC LP, will be subject to an early prepayment fee of 2.00%). The term loan credit facility expires in November 2018.

Contractual Obligations

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes our contractual obligations as of March 30, 2014:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
(in thousands)
Operating leases (1)	$129,249	$29,181	$47,260	$25,390	$27,418
Capital leases	1,095	492	585	18	—
Revolving credit facility (2)	52,464	52,464	—	—	—
Letters of credit	4,475	4,475	—	—	—

Total contractual obligations	$187,283	$86,612	$47,845	$25,408	$27,418

(1)	Amounts include the direct lease obligations. Other obligations required by the lease agreements such as contingent rent based on sales, common area maintenance, property taxes and insurance are not fixed amounts and, therefore, are not included. The amounts of the excluded expenses are: $12.1 million, $10.4 million and $9.6 million for the fiscal years 2014, 2013 and 2012, respectively. Operating lease obligations reflect savings from lease modifications, assume “kick-out clauses” will be exercised and do not reflect potential renewals or replacements of expiring leases.
(2)	Periodic interest payments on the credit facility are not included in the preceding table because interest expense is based on variable indices, and the balance of our credit facility fluctuates daily depending on operating, investing and financing cash flows. The credit facility expires in August 2018 and is shown as less than 1 year due to a “lock box arrangement” per ASC 470-10-45-5A, Debt.

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

In fiscal 2015, we have closed one existing store located in Henderson, Nevada in June 2014.

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $4.5 million were outstanding as of March 30, 2014 and expire within one year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings, if any, for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, our Combined Credit Facility restricts the payment of any cash dividends.

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

Our significant accounting policies are discussed in “Note 2. Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies” included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

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

We regularly review aged and excess inventories to determine if the carrying value of such inventories exceeds market value. The carrying value of inventory is reduced to market value as necessary. A determination of market value requires estimates and judgments based on our historical markdown experience and anticipated markdowns based on future merchandising and advertising plans, seasonal considerations, expected business trends and other factors.

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

We have not made any material changes in the accounting methodology used to establish our inventory valuation during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to calculate our inventory. However, if estimates regarding consumer demand are inaccurate or our ability to maintain our cost complement percentages for certain merchandise changes in an unforeseen manner, we may be exposed to losses or gains that could be material. Additionally, we believe that a 10% change in our valuation of slow moving inventories would not be material to the Company’s financial statements for the past three years.

Revenue Recognition. Sales, net of sales tax, are recognized upon the purchase by customers at our retail store locations, less merchandise returned by customers. Team Sales Division and online sales are recognized upon shipment of merchandise to customers. Outbound shipping costs billed to customers are recorded as revenues. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. To enhance our customer’s shopping experience, our return policy is simply: “If at any time you are not completely satisfied with a service or item purchased, simply return it so we can make it right.” When available we track the original sale date with each return and provide a reserve for projected merchandise returns based on this historical experience. As we estimate a reserve for projected merchandise returns based on historical experience, the actual returns could differ from the reserve, which could impact sales. We do not believe there is a reasonable likelihood that there will be a material change in the estimates we use to reserve for returns, but, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material.

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

We have a customer relationship management program, Action Pass, which allows members to earn points for each purchase completed at our stores. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned are included in accrued expenses and recorded as a reduction in sales at the time the points are earned, based on the retail value of points that are projected to be redeemed. Additionally, we believe that a 10% change in our customer loyalty program liability at March 30, 2014, would not be material to the Company’s financial statements.

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

Our historical experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Based upon over five years of redemption data, approximately 90% of Gift Cards are redeemed within the year after issuance, and approximately 95% are redeemed within 36 months of the date of issuance, after which redemption activity is negligible. Accordingly, we recognize Breakage as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. Additionally, we believe that a 10% change in our breakage estimates at March 30, 2014, would not be material to the Company’s financial statements.

We recognize Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to $0.3 million for fiscal year 2014 and $0.4 million for each of fiscal years 2013 and 2012.

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

In June 2011, we began to self-insure for a significant portion of employee health insurance coverage. When estimating our self-insured liabilities, which include employee health, property, general liability and workers’ compensation insurance at various levels, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. This is particularly pertinent as it relates to employee health insurance, where our costs could be affected by seasonality and other factors, which could cause costs to vary widely and unpredictably from period to period. Additionally, we believe that a 10% change in our self-insured accruals at March 30, 2014, would not be material to the Company’s financial statements.

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements in this 10-K for a detailed description of recent accounting pronouncements, if any. We do not expect these recently issued accounting pronouncements to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk consists primarily of borrowings under our credit facilities, which bears interest at floating rates (primarily LIBOR rates). The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework 1992, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of March 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, identified by the Chief Executive Officer or the Chief Financial Officer that occurred during the fiscal quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive officers of the Company. An asterisk (*) by the name of a director indicates that the Board of Directors (the “Board”) has determined that the director is “independent” under the rules of the Nasdaq Stock Market (“Nasdaq”).

Name	Age	Position

John R. Attwood*	84

Director and a member of the Compensation Committee since 1993, Chairman of the Compensation Committee from 1993 until 2011, and a member of the Audit Committee from 1993 until 2001. Mr. Attwood was the President of Attwood Enterprises, a consulting business, from 1988 until 2008. He was the Chairman of Coca-Cola Bottling of Los Angeles and a Senior Vice President and a Group President of Beatrice Companies, Inc., the parent company of Coca-Cola Bottling of Los Angeles, until his retirement in 1986. He received a Bachelors Degree in Business Administration from California State University, Los Angeles.

With his extensive tenure and senior executive positions with Coca-Cola Bottling of Los Angeles and Beatrice Companies, Inc., Mr. Attwood brings to the Board extensive experience in marketing consumer products, operations and business organization and management.

Miki R. Berardelli*	44

Director since 2013. Ms. Berardelli is currently the Chief Marketing Officer of Tory Burch, a women’s fashion clothing and accessories company. As Chief Marketing Officer for Tory Burch, she oversees global marketing, public relations and e-commerce. Prior to joining Tory Burch in 2009, Ms. Berardelli spent eight years at Ralph Lauren as the Senior Vice President of Marketing, where she developed and led the multi-channel marketing strategy for the retail businesses. Serving her second term as Board Chair, Ms. Berardelli is actively involved in Shop.org, the digital division of the National Retail Federation. She also serves on the Board of Giggle Inc., a multi-channel baby products and lifestyle brand. Ms. Berardelli earned a Bachelor of Arts degree from the University of Iowa and a Masters Degree from Northwestern University.

Ms. Berardelli has more than 20 years of marketing and e-commerce experience.

Name	Age	Position

Rachel C. Glaser*	52

Director and a member of the Audit Committee and the Corporate Governance and Nominating Committee since 2010. Ms. Glaser is currently the Chief Financial Officer of Move, Inc. (NASDAQ: MOVE), an online network of websites for real estate search, finance, and moving and home enthusiasts. From 2008 to 2011, Ms. Glaser was Chief Operating Officer and Chief Financial Officer of MyLife.com, a subscription-based people search business. From 2005 to 2008, Ms. Glaser was the Senior Vice President of Finance at Yahoo! Inc. (NASDAQ: YHOO), a global internet services provider. From 1986 to 2005, Ms. Glaser held positions of increasing responsibility at The Walt Disney Company (NYSE: DIS), a media and entertainment company, and was Vice President of Operations and Business Planning for the Consumer Products group at the time of her departure. Ms. Glaser received a Bachelors Degree in Psychology from the University of California at Berkeley and a Masters Degree in Business Administration from the University of Southern California.

With her 30 years of experience in a wide variety of leadership positions, during which she had significant experience in the consumer sector, together with her service as a senior operations or finance officer of multiple internet companies, Ms. Glaser provides the Board with extensive experience in online business, finance, and accounting.

Craig L. Levra	55

Chairman of the Board since 2001, director since 1998, President since 1997, Chief Operating Officer from 1997 until 1999 and Chief Executive Officer since 1999. Prior to joining the Company, Mr. Levra was employed by The Sports Authority, then the nation’s largest sporting goods retailer. During his five-year tenure with that company, he held positions of increasing responsibility in merchandising and operations and was Vice President of Store Operations at the time of his departure. Mr. Levra received a Bachelors Degree and a Masters Degree in Business Administration from the University of Kansas. Mr. Levra currently serves on the Boards of Directors of the National Retail Federation, Junior Achievement of Southern California, the Southern California Committee for the Olympic Games and the Los Angeles Sports and Entertainment Commission.

With his executive experience with The Sports Authority and 16 years as the principal operating officer of the Company, Mr. Levra brings to the Board extensive experience in sporting goods retailing in general and in the markets, customers, vendors and communities with which the Company does business. His service with numerous community organizations also provides him insight into the needs, aspirations and trends of the Company’s markets. Mr. Levra’s leadership of management’s aggressive response to the severe macroeconomic downturn has provided him a unique understanding of the Company’s business for use in aligning the Company’s strategy to developing trends in macroeconomic conditions and the Company’s industry.

Name	Age	Position

Donald J. Howard*	68

Director since 2004, Chairman of the Compensation Committee since 2011, and a member of the Compensation Committee since 2004, the Corporate Governance and Nominating Committee since 2005 and the Audit Committee from 2007 until 2010. Mr. Howard was Executive Vice President of Fritz Duda Company, a diversified real estate investment and development company, until his retirement in 2012. From 1998 until joining Fritz Duda Company in 2008, he was a Partner and Senior Vice President, Development of Marketplace Properties, a shopping center development company. He served as Senior Vice President, Development of Donahue Schriber, a Southern California mall development company, from 1997 until joining Marketplace Properties in 1998, and as Senior Vice President, Real Estate/Construction of The Vons Companies, Inc., a leading grocery store chain, from 1994 to 1997. Mr. Howard has been employed in the development, construction and management of retail properties in Southern California since 1974. He received a Bachelors Degree in Business Administration from the University of Southern California.

With his 39 years of experience in the development, construction and management of retail properties in Southern California, Mr. Howard is an invaluable resource to management with respect to managing the Company’s real estate assets.

Randall G. Scoville*	53

Director, Chairman of the Audit Committee and a member of the Compensation Committee since 2010. Mr. Scoville was, from 1995 to 1999 and from 2005 to current, the Senior Vice President and Chief Accounting Officer for Unified Grocers, Inc., a $4 billion cooperative that provides distribution, manufacturing, financial and insurance services to supermarkets and other retailers in the western United States. Prior to Unified Grocers, Inc., Mr. Scoville was Chief Financial Officer of Cardenas Markets, Inc., a supermarket chain, from 2003 to 2005, Coastal Pacific Acquisition Company, an asset holding company, from 2002 to 2003, and Trader Joe’s, a specialty retailer, from 1999 to 2002. Between 1992 and 1995, he was the Director of Planning and Analysis for Food 4 Less Supermarkets, Inc./Ralphs Grocery Company, a supermarket chain. From 1983 to 1992, Mr. Scoville was employed by KPMG Peat Marwick and was a Senior Manager in the audit department at the time of his departure. Mr. Scoville is a Certified Public Accountant and Chairman of California Shopping Cart Retrieval Corporation, a wholly owned subsidiary of California Grocers Association. Mr. Scoville received a Bachelors Degree in Business Economics from the University of California, Santa Barbara.

With his 30 years of experience in a wide variety of leadership positions, during which he had significant experience in the consumer sector, together with his service as the Chief Financial Officer of retail companies, Mr. Scoville provides the Board with extensive experience in Sarbanes Oxley Act of 2002 compliance, accounting, finance and global retail operations.

Name	Age	Position

Kevin J. Ventrudo*	55	Director, Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee since 2009, and a member of the Compensation Committee from 2009 until 2010. Mr. Ventrudo currently is Chief Operating Officer of HighPoint Associates, a consulting and business advisory firm. From 2006 until joining HighPoint in 2012, he was engaged in providing independent consulting and financial advisory services. From 2004 through 2006, he served as Managing Partner of Investment Homes International, a real estate concern. From 2003 to 2004, he served as Chief Executive Officer of Woodstone Consulting Company, a consulting firm focused on improving individual and organizational effectiveness. He previously served as a Managing Director of SG Cowen Securities Corporation from 1998 to 2001, a Managing Director of Smith Barney from 1994 to 1998, a Managing Director of Sutro & Co. Incorporated from 1991 to 1994, the Chief Financial Officer of L.A. Gear, Inc., a footwear and apparel company, from 1990 to 1991, and a Vice President of Merrill Lynch Capital Markets from 1985 to 1990. Mr. Ventrudo received a Bachelors Degree in Economics from Yale University and a Masters Degree in Business Administration from Stanford Graduate School of Business. Mr. Ventrudo’s 16 years in the investment banking industry, during which he had significant experience with clients in the retail, apparel and consumer sectors, together with his service as the Chief Financial Officer of a leading footwear manufacturer and his entrepreneurial experience, including time heading a consulting firm focusing on organizational effectiveness, provides the Board with extensive experience in finance and accounting, strategy and organizational effectiveness.

Howard K. Kaminsky	56	Chief Financial Officer since joining the Company in 1985, Executive Vice President – Finance since 2000 and Secretary since 1995. Mr. Kaminsky served as Vice President – Finance from January to April 1997, Senior Vice President – Finance from 1997 to 2000 and Treasurer from 1992 to 1997. Prior to joining the Company, Mr. Kaminsky was employed in the auditing division of Ernst & Young LLP where he became a Certified Public Accountant. He received a Bachelors Degree in Business Administration from California State University, Northridge. Mr. Kaminsky is a member of Financial Executives International.

Dennis D. Trausch	65	Executive Vice President – Growth and Development since 2002 and Executive Vice President – Operations from 1988 until 2002. Since joining the Company in 1976, Mr. Trausch has served in various positions starting as a salesperson and assuming positions of increasing responsibility in store and Company operations. Mr. Trausch is currently responsible for real estate, lease negotiations, facilities and construction. He majored in Mathematics at Glendale College. Mr. Trausch has been a member of the International Council of Shopping Centers since 1990.

Thomas H. Tennyson	54	Executive Vice President and Chief Merchandising Officer since joining the Company in 2008. Mr. Tennyson has more than 27 years of experience with department and specialty retail stores. He served as Senior Vice President and General Merchandise

Name	Age	Position

		Manager of Mervyns Department Stores from 2005 until joining the Company, and from 2004 to 2005 as Vice President, Divisional Merchandise Manager of Galyan’s Trading Company which was acquired by Dick’s Sporting Goods in 2004. From 1999 to 2004, Mr. Tennyson held positions of increasing responsibility with Kohl’s Department Stores and was Vice President, Divisional Merchandise Manager at the time of his departure. From 1984 to 1999, he held various management positions with the Department Store Division of Dayton-Hudson Corporation. Mr. Tennyson received a Bachelors Degree in Retail Merchandising from the University of Wisconsin-Stout.

Tim A. Anderson	54	Executive Vice President – Retail Operations, Loss Prevention and Specialty Services since January 2011, Executive Vice President – Retail Operations from June 2010 to January 2011, Senior Vice President – Retail Operations from 2007 to 2010, Vice President – Retail Operations from 2003 to 2007 and Director of Store Operations from 2002 to 2003. Mr. Anderson is responsible for store operations, store employees and specialty services. He was employed by Vans Incorporated, a national apparel and footwear retailer, as Director of Retail Operations from 1998 until joining the Company. Prior to Vans Incorporated, Mr. Anderson held various positions with national retailers such as Gap, Inc. and Limited Brands. He majored in Communications at Iowa Central.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each committee consists of two or more directors who serve at the discretion of the Board. Each member of each committee is “independent” as defined under the applicable rules of Nasdaq, and each member of the Audit Committee is “independent” as defined under the applicable rules of the SEC and possesses the qualifications required by Nasdaq.

Audit Committee. The Audit Committee currently consists of Mr. Scoville, who serves as the chairman of the committee, and Ms. Glaser and Mr. Ventrudo. The purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities regarding (i) the Company’s accounting and system of internal controls, (ii) the quality and integrity of the Company’s financial reports, (iii) the Company’s compliance with legal and regulatory requirements, and (iv) the independence and performance of the Company’s independent registered public accounting firm. The Board has determined that Mr. Scoville qualifies as an “audit committee financial expert” as defined under the rules of the SEC.

Compensation Committee. The Compensation Committee currently consists of Mr. Howard, who serves as the chairman of the committee, and Messrs. Attwood and Scoville. The purpose of Compensation Committee is to help to ensure that (i) the executive officers of the Company are compensated in a manner consistent with the compensation strategy of the Company determined by the Board, (ii) the treatment of all executive officers is in an equitable and consistent manner, (iii) the Company maintains the ability to recruit and retain qualified executive officers, and (iv) the requirements of the appropriate regulatory bodies are met. The committee also administers the Company’s 1992 Incentive Award Plan (the “1992 Plan”), Employee Incentive Plan, Bonus Plan, Employment Retirement Savings Plan (the “401(k) Plan”), and 2004 Equity Incentive Plan (the “2004 Plan”).

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee currently consists of Mr. Ventrudo, who serves as the chairman of the committee, and Ms. Glaser and Mr. Howard. The principal purposes of the Corporate Governance and Nominating

Committee are to help ensure that (i) the Board is appropriately constituted to meet its fiduciary obligations to the stockholders and the Company, and (ii) the Company has followed and continues to follow appropriate governance standards. To carry out its purposes, the committee (i) identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board, (ii) recommends the director nominees to be selected by the Board for the next annual meeting of stockholders, (iii) develops and recommends to the Board corporate governance principles applicable to the Company, and (iv) oversees the evaluation of the Board and management.

Charters of the Committees. Each standing committee of the Board has recommended, and the Board has adopted, and may amend from time to time, a written charter, a copy of which is available on the Company’s website at sportchalet.com under “About Us – Investor Relations – Corporate Governance.”

Code of Conduct

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

Summary Compensation Table

The table below summarizes the total compensation of each of the Named Executive Officers for the fiscal years ended March 30, 2014 and March 31, 2013. The Named Executive Officers are the Company’s Chief Executive Officer and the two other most highly compensated executive officers in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Craig L. Levra Chairman of the Board, President and Chief Executive Officer	2014	380,000	—	—	—	146,250	—	30,681	556,931
	2013	380,000	150,000	—	—	84,346	—	30,753	645,099

Howard K. Kaminsky Executive Vice President – Finance, Chief Financial Officer and Secretary	2014	228,000	50,000	—	—	—	—	19,878	297,878
	2013	228,000	—	—	—	509	—	21,067	249,576

Thomas H. Tennyson Executive Vice President and Chief Merchandising Officer	2014	295,000	—	—	—	—	—	23,184	318,184
	2013	295,000	—	—	—	681	—	23,309	318,990

(1)	There were no stock awards or option awards to the Named Executive Officers during the fiscal years ended March 30, 2014 and March 31, 2013.
(2)	In fiscal 2011, the Company established an employee incentive plan (the “Employee Incentive Plan”), and in fiscal 2013 established an employee bonus plan (the “Bonus Plan”). All employees, including the Named Executive Officers, may participate in the Employee Incentive Plan and the Bonus Plan. In fiscal 2013, the Company established a long-term incentive plan (the “LTI Plan”) for the Chief Executive Officer. For a description of the Employee Incentive Plan, the Bonus Plan and the LTI Plan see “Bonuses” below.

(3)	Certain of the Company’s executive officers receive personal benefits in addition to salary and cash bonuses, consisting of automobile allowances, group health insurance, group life insurance and executive health care. The amount shown in column (i) for “All Other Compensation” consists of the following:

	Year	Craig L. Levra ($)	Howard K. Kaminsky ($)	Thomas H. Tennyson ($)
Automobile allowance	2014	20,000	11,550	11,550
	2013	20,000	11,550	11,550

Group health and life insurance	2014	9,469	6,363	9,449
	2013	9,187	6,211	9,187

Executive health care	2014	1,212	1,965	2,185
	2013	1,566	3,306	2,572

Total	2014	30,681	19,878	23,184
	2013	30,753	21,067	23,309

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of awards to the Named Executive Officers under our non-equity and equity incentive plans during fiscal 2014.

			Non-Equity Incentive Plan Awards in Fiscal 2014			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date		Thres- hold ($)	Target ($)	Maximum ($)	Thres- hold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Craig L. Levra		(1)	260,000	325,000	390,000	—	—	—	—	—	—	—
Howard K. Kaminsky			—	—	—	—	—	—	—	—	—	—
Thomas H. Tennyson		(2)	—	—	—	—	—	—	—	—	—	—

(1)	Amounts shown for Mr. Levra are the range of payouts to the Chief Executive Officer, assuming the thresholds for each of the eight factors were achieved, that were possible under the Company’s LTI Plan. The actual LTI payout is included in the Summary Compensation Table column entitled “Non-Equity Incentive Plan Compensation.”
(2)	No amounts were paid to the Named Executive Officers under the Employee Incentive or Bonus Plan. For a description of these plans, see “Bonuses” below.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company has entered into employment agreements, as amended, with each of Messrs. Levra, Kaminsky and Tennyson. The term of employment commences on January 1 of each year and terminates on the following December 31 and automatically renews for an additional twelve months at the end of the initial term or any renewal term unless notice of termination is given by either party at least 30 days prior to the end of the term. For fiscal 2014, Messrs. Levra, Kaminsky and Tennyson are entitled to (i) receive an annual base salary (subject to increase from time to time in the discretion of the Board) of $380,000, $228,000 and $295,000, respectively, (ii) participate in the executive bonus program, (iii) receive a monthly automobile allowance in the amount of $20,000 for Mr. Levra and $11,550 for Messrs. Kaminsky and Tennyson, and (iv) participate in all plans provided to executive officers or employees generally. In the event employment is terminated by the Company without “cause” (as defined in such employment agreements) or by the employee for specified causes, Mr. Levra will be entitled to his annual base salary for 24 months, Mr. Kaminsky will be entitled to his annual base salary for 12 months, and Mr. Tennyson will be entitled to his annual base salary for six months, and certain other payments. See “ Potential Payments Upon Termination or Change in Control” below.

Indemnification Agreements

The Company has entered into an indemnification agreement with each of its executive officers that may require the Company to indemnify the officer against liabilities that may arise by reason of his or her status or service.

Bonuses

Employee Incentive Plan. The Company has an employee incentive plan (the “Employee Incentive Plan”) under which all employees, including the Named Executive Officers, may participate. No amount is payable under the Employee Incentive Plan with respect to any fiscal quarter unless the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for that quarter exceeds the EBITDA amount set forth in the Company’s operating budget. One-half of any amount by which the Company’s EBITDA for the year-to-date period ending with the most recent quarter exceeds the EBITDA set forth in the budget would be paid to eligible employees in proportion to their base salaries for the quarter. Only employees who are employed both before the beginning of the quarter and at the time of payment would be eligible to receive a bonus payment with respect to a quarter. The Board retains the right, in its sole discretion, to reduce the aggregate amount payable under the Employee Incentive Plan with respect to any quarter, notwithstanding the fact that the conditions for payment have been met, or otherwise to modify the Employee Incentive Plan.

The Named Executive Officers are eligible to participate in the Employee Incentive Plan on the same terms as are applicable to all eligible employees. No incentive was paid in fiscal 2014. In fiscal 2013, a total of $105,000 was paid to all employees, including Messrs. Levra, Kaminsky and Tennyson who received $775, $509 and $681, respectively. In fiscal 2014, a discretionary bonus was granted to Mr. Kaminsky of $50,000 for services rendered in fiscal 2014, including the amendment of the Company’s credit facility with Bank of America, N.A., regaining compliance for the Company’s Class B Common Stock under the continued listing requirements on Nasdaq’s Global Market, and obtaining favorable terms from certain vendors. The Committee granted Mr. Levra a discretionary bonus of $150,000 for his leadership resulting in improved sales and reduced net loss in fiscal 2013 compared to fiscal 2012.

Employee Bonus Plan. The Company has an employee bonus plan (the “Bonus Plan”) under which all salaried employees, including the Named Executive Officers, may participate. Under the Bonus Plan each eligible employee can earn a bonus equal to a percentage of their salary, if the Company’s net income for the fiscal year exceeds a specified amount. For Craig Levra, the percentage will range between 70% and 160% of base salary, and for each other executive officer will range from 40% to 60% of base salary. The percentage will be determined within this range based upon the employee’s performance evaluation. The ranges of bonuses, the selection of the performance metrics such as sales and profits, and the determination of whether the performance criteria have been satisfied are made by the Compensation Committee is its sole discretion. Only employees who are employed both at the beginning of the year and at the time of payment would be eligible to receive a bonus payment. The Board retains the right, in its sole discretion, to reduce any award payable under the Bonus Plan, notwithstanding the fact that the conditions for payment have been met, or otherwise to modify the Bonus Plan. No amounts were paid in fiscal 2014 and 2013 as the net income did not exceed the specified amount.

LTI Plan. The Company has established a long-term incentive plan (“LTI Plan”) for the Chief Executive Officer for fiscal 2013 and 2014. The LTI Plan is intended to reward the achievement of specific financial and strategic objectives over this two-fiscal year performance period.

Under the LTI Plan, the Chief Executive Officer is eligible to earn a cash bonus based upon the Company’s achievement of certain performance objectives in fiscal 2013 and 2014. The Company must achieve a threshold performance level in order for any bonus to be paid under the LTI Plan. Once the Company’s threshold performance level has been met, the bonus opportunity will vary from 80% if the Company has met its threshold performance level, to 100% if the target performance level is met, and up to 120% for exceeding the target. The award, if any, will be paid in the year following the performance period. Each of the performance objectives was selected from a list of performance objectives under the 2004 Equity Incentive Plan approved by the stockholders at the 2011 annual meeting of stockholders. For fiscal 2014, the target award was $325,000, each performance objective was equally weighted, and the award earned by Mr. Levra was $146,250. For fiscal 2013, the target award was $325,000, each performance objective was equally weighted, and the award earned by Mr. Levra was $83,571.

In June 2014, the Compensation Committee reviewed the Company’s performance against the performance objectives for fiscal 2014 and identified that the Company had achieved the following results:

Performance Objective	Threshold	Target	Maximum	Actual	Performance
Net income (1)	$1,125,000	$1,500,000	$1,875,000	($10,139,000)	Not achieved
Debt to EBITDA ratio	3.2x	3.0x	2.8x	73.2x	Not achieved
Online sales as a % of total sales (2)	—	—	—	—	Threshold achieved
Team Sales EBITDA (2)	—	—	—	—	Not achieved
Underperforming store closings	1	2	3	2	Target achieved
New store openings	1	1	2	1	Target achieved
Implement mobile strategy for Team Sales	—	—	—	—	Not achieved
Implement online strategy for Team Sales	—	—	—	—	Threshold achieved

In June 2013, the Compensation Committee reviewed the Company’s performance against the performance objectives for fiscal 2013 and identified that the Company had achieved the following results:

Performance Objective	Threshold	Target	Maximum	Actual	Performance
Net income (1)	$1	$250,000	$500,000	($3,335,000)	Not achieved
Debt to EBITDA ratio	3.4x	3.2x	3.0x	6.4x	Not achieved
Online sales as a % of total sales (2)	—	—	—	—	Not achieved
Team Sales EBITDA (2)	—	—	—	—	Not achieved
Enhance rental systems (2)	—	—	—	—	Not achieved
New store openings	1	2	3	1	Threshold achieved
Implement mobile strategy in stores	1	3	5	3	Target achieved

(1)	Achievement of the net income objective is measured only after accruals for all bonus and incentive plans.
(2)	The Company does not separately disclose the results of operations for its online, Team Sales or rental businesses for competitive reasons.

2004 Equity Incentive Plan

Each cash award agreement will contain provisions regarding (1) the performance goals and maximum amount payable to the recipient as a cash award, (2) the performance criteria and level of achievement versus the criteria that will determine the amount of such payment, (3) the period as to which performance shall be measured for establishing the amount of any payment, (4) the timing of any payment earned by virtue of performance, (5) restrictions on the alienation or transfer of the cash award prior to actual payment, (6) forfeiture provisions, and (7) such further terms and conditions, in each case not inconsistent with the Company’s 2004 Equity Incentive Plan (the “2004 Plan”), as may be determined from time to time by the Committee. In order to be eligible to qualify as performance-based compensation under Code Section 162(m), the maximum amount payable as a cash award that is settled for cash may not exceed $2,000,000 with respect to any one person in any fiscal year.

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

Change in Control and Termination of Service. The Committee generally can decide the effect of a change in control of the Company or a termination of a participant’s service on outstanding awards. For example, the Committee may, among other things, provide that awards will fully vest upon a change in control or provide for cash payments for awards or provide that awards are assumed by an acquirer.

401(k) Plan

Eligible employee participants can make voluntary contributions to a qualified retirement plan with a 401(k) feature (the “401(k) Plan”) through payroll deductions. Such contributions can be used by the participant to purchase interests in certain mutual funds or, before December 2009, shares of the Company’s common stock.

Each employee twenty-one years of age or older is eligible to participate in the 401(k) Plan after completing three months of service. There are currently approximately 2,900 employees of the Company who are eligible to participate in the 401(k) Plan. Subject to compliance with certain nondiscrimination tests which limit contributions of or on behalf of “highly compensated employees” (as such term as defined in the federal tax laws), the participants may make an annual contribution up to and including 100% of their salary compensation or $17,500 (whichever is less). Additional “catch-up” contributions are permitted for participants who have attained age 50 during the plan year.

Executive Health Care Plan

The Company’s executive officers participate in a supplemental group medical plan which reimburses them for medical expenses not covered under the Company’s basic plan for an annual benefit of up to $100,000 per employee or family unit for unreimbursed medical expenses during a calendar year (subject to a $30,000 per occurrence limit). Such medical expenses include deductibles, coinsurance, excess amounts up to the usual and customary prevailing health care charges, dental, orthodontic and vision care.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the Named Executive Officers as of March 30, 2014.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Inventive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Craig L. Levra	100,000	—		—	7.49	3/31/16	—	—	—	—
	225,000	—		—	2.10	2/8/20	—	—	—	—
	8,000	12,000	(1)	—	2.02	4/4/21	—	—	—	—

Howard K. Kaminsky	10,000	—		—	7.49	3/31/16	—	—	—	—
	75,000	—		—	2.10	2/8/20	—	—	—	—
	4,000	6,000	(1)	—	2.02	4/4/21	—	—	—	—
	6,000	9,000	(2)	—	1.38	3/8/22	—	—	—	—

Thomas H. Tennyson	50,000	—		—	4.94	4/9/18	—	—	—	—
	75,000	—		—	2.10	2/8/20	—	—	—	—
	4,000	6,000	(1)	—	2.02	4/4/21	—	—	—	—
	6,000	9,000	(2)	—	1.38	3/8/22	—	—	—	—

(1)	Such options first become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant. The grant date was April 4, 2011, and the remaining anniversary dates are on April 4, 2015 and 2016.
(2)	Such options first become exercisable in five equal annual installments on each of the first five anniversaries of the date of grant. The grant date was March 8, 2012, and the remaining anniversary dates are on March 8, 2015, 2016 and 2017.

Option Exercises and Stock Vested

There were no option exercises or vestings of restricted stock with respect to the Named Executive Officers during the fiscal years ended March 30, 2014 and March 31, 2013.

Potential Payments Upon Termination or Change in Control

The potential payments upon termination or change in control of the Company are governed by the Named Executive Officers’ employment agreements (to the extent such officer has an agreement). Each of Messrs. Levra, Kaminsky, and Tennyson has an employment agreement with the Company.

Voluntary Termination

The 2004 Plan and form of option agreement generally provides that if the executive’s service is terminated for any reason except death or “total and permanent disability” (as defined in the 2004 Plan), then the vested options will expire at the earlier of the expiration date of the options or three months after the termination date, and any unvested options will expire on the termination date. The Company has discretion to determine when the executive’s service terminates for purposes of the 2004 Plan.

Payment Upon Termination With Cause

As provided above, under the 2004 Plan, any vested options will expire at the earlier of the expiration date of the options or three months after the termination date and any unvested options will expire on the termination date. Under Messrs. Levra, Kaminsky and Tennyson’s employment agreements, upon termination with “cause” no further benefits will be payable to the executive officer upon such termination. “Cause” under the employment agreements means (i) the commission of a material criminal act or any act of fraud or material dishonesty with respect to the Company; (ii) misconduct; (iii) material breach of the employment agreement; (iv) insubordination or refusal to perform his required duties; or (v) an order of a court, administrative board or judge, or regulatory authority which precludes the executive officer from performing his duties.

Payment Upon Termination Without Cause

As provided above, under the 2004 Plan, any vested options granted will expire at the earlier of the expiration date of the options or three months after the termination date and any unvested options will expire on the termination date. Upon termination without cause, each of Messrs. Levra, Kaminsky and Tennyson will receive his base salary for 24 months, 12 months and six months, respectively, following termination, payable in a lump sum payment within 60 days of termination. Each of Messrs. Levra, Kaminsky and Tennyson will receive health care for himself and his family for the shorter of (a) 18 months, 12 months, six months, six months and six months, respectively, following termination, or (b) the date such executive officer becomes eligible for health care coverage under another employer, or (c) the date such executive officer becomes eligible for health care coverage under his spouse’s employer. If any of Messrs. Levra, Kaminsky or Tennyson is terminated without cause after the end of the fiscal year but before payment of the bonus for that year, such executive officer will also be entitled to his accrued bonus for the previous fiscal year, if any. These payments will be paid only upon the executive officer signing a severance agreement and release which will require the executive officer to release all claims against the Company before receiving such severance amounts. In addition, these payments shall not constitute “excess parachute payments” under Section 280G of the Code. If the auditors of the Company were to determine that they constitute “excess parachute payments,” they would be reduced to the maximum amount payable without them constituting such.

Payment Upon Termination by Executive for Good Reason

Under the 2004 Plan, any vested options granted will expire at the earlier of the expiration date of the options or three months after the termination date, and any unvested options will expire on the termination date. Upon termination by Messrs. Levra, Kaminsky and Tennyson for “good reason,” such executive officer will receive his base salary for 24 months, 12 months and six months, respectively, following termination, payable in a lump sum payment within 60 days of termination. These payments will be paid only upon the executive officer signing a severance agreement and release which will require the executive officer to release all claims against the Company before receiving such severance amounts. “Good reason” under the employment agreements means (i) a significant reduction in the executive officer’s authority or duties; (ii) a significant reduction in, or failure to pay, his base salary; or (iii) the exclusion of the executive officer from participation in compensation plans or fringe benefits otherwise available to Vice Presidents of the Company. The executive officer has to send written notice to the Company within 90 days for it to constitute a good reason. In addition, these payments shall not constitute “excess parachute payments” under Section 280G of the Code. If the auditors of the Company were to determine that they constitute “excess parachute payments,” they would be reduced to the maximum amount payable without them constituting such.

Payment Upon Termination Due to Death or Disability

The 2004 Plan and form of option agreement generally provides that if the executive dies or has “total or permanent disability” (as defined), any vested options will expire at the earlier of the expiration date or 12 months after the termination date, and any unvested options will expire on the termination date. As used in the 2004 Plan “total or permanent disability” has the meaning set forth in Section 22(e)(3) of the Code.

Payment Upon Change in Control

Under the 2004 Plan, upon a change in control, the Committee may accelerate the vesting of all share-based compensation granted to the executive. A “change in control” means:

•	any merger or consolidation in which the Company is not the surviving entity (or survives only as a subsidiary of another entity whose stockholders did not own all or substantially all of the common stock in substantially the same proportions as immediately before the transaction);

•	the sale of all or substantially all of the Company’s assets;

•	the acquisition of beneficial ownership of a controlling interest of the outstanding shares of common stock of the Company by any person;

•	the dissolution or liquidation of the Company;

•	a contested election of directors which results in the directors before such election or their nominees ceasing to constitute a majority of the Board; or

•	any other event specified by the Board, regardless of whether at the time an award is granted or thereafter.

Under the employment agreements, Messrs. Levra, Kaminsky and Tennyson are subject to non-competition clauses during the term of their employment, and are not permitted to disclose any confidential information or trade secrets of the Company, without prior written consent.

The following table shows the potential payments upon termination or a change in control of the Company for each of the Named Executive Officers assuming each of the Named Executive Officer’s employment was terminated on March 30, 2014, and assuming that the change in control occurred at March 30, 2014. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

Name	Voluntary Termination ($)(1)	Termination With Cause ($)(1)	Termination Without Cause ($)(1)	Change in Control ($)(4)	Termination for Good Reason ($)(1)	Death ($)(1)(2)	Disability ($)(1)(3)
Craig L. Levra	—	—	760,000	950,000	760,000	15,000	228,000
Howard K. Kaminsky	—	—	228,000	342,000	228,000	15,000	136,800
Thomas H. Tennyson	—	—	147,500	295,000	147,500	15,000	177,000

(1)	Includes the value of vested stock options as of March 30, 2014, calculated by multiplying the number of shares underlying vested options by the difference between the exercise price and the closing price of the Company’s common stock on March 30, 2014. There were no vested options with a market price in excess of the exercise price at that date.
(2)	Represents the amount due from Company purchased life insurance.
(3)	The Company maintains long-term disability insurance which pays 60% of salary limited to $240,000 annually.
(4)	Includes the value of vested and unvested (a change in control accelerates vesting) stock options as of March 30, 2014, calculated by multiplying the number of shares underlying vested options by the difference between the exercise price and the closing price of the Company’s common stock on March 30, 2014. There were no vested and unvested options with a market price in excess of the exercise price at that date.

Compensation of Directors

The following table sets forth the compensation paid to our non-employee directors for their service in fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jack R. Attwood	31,500	—	2,129	—	—	—	33,629
Miki R. Berardelli	8,325	—	1,905	—	—	—	10,230
Rachel C. Glaser	43,200	—	2,129	—	—	—	45,329
Donald J. Howard	46,800	—	2,129	—	—	—	48,929
Eric S. Olberz	20,475	—	2,129	—	—	—	22,604
Randall G. Scoville	49,500	—	2,129	—	—	—	51,629
Kevin J. Ventrudo	53,100	—	2,129	—	—	—	55,229

(1)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether each director has actually realized benefit from the awards. The value of the equity awards in columns d and h is based on the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718, without regard to the estimate of forfeitures related to service-based vesting conditions. Amounts reported for stock options are determined using the Black-Scholes option valuation model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. See “Note 2. Notes to Consolidated Financial Statements - Stock-Based Compensation” for a discussion of the relevant assumptions used in calculating grant date fair value.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

The following table sets forth as of June 24, 2014 certain information relating to the ownership of the Company’s common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of any class of the common stock (other than depositories), (ii) each of the Company’s directors, (iii) each of the Named Executive Officers (as defined above) and (iv) all of the Company’s executive officers and directors as a group.

	Class A Common Stock			Class B Common Stock			% of Total Voting Power (4)
Name and Address (1)	Shares (2)	% of Class (3)		Shares (2)	% of Class (3)

John R. Attwood (5)	45,500		*	3,000		*		*
Miki R. Berardelli (6)	2,000		*	—		*		*
Rachel C. Glaser (7)	15,500		*	—		*		*
Donald J. Howard (8)	36,250		*	1,750		*		*
Randall G. Scoville (7)	18,000		*	—		*		*
Kevin J. Ventrudo (9)	65,000		*	—		*		*
Craig L. Levra (10)	338,734	2.7		791,635	44.6		33.5
Howard K. Kaminsky (11)	328,125	2.6		128,771	7.3		6.0
Dennis D. Trausch (12)	333,681	2.6		25,300	1.4		1.7
Thomas H. Tennyson (13)	137,000	1.1		—		*		*
Tim A. Anderson (14)	141,126	1.1		6,250		*		*
Irene and Eric Olberz (15)	7,582,144	61.1		129,980	7.3		21.2
Wedbush, Inc. (16)	1,136,356	9.2		—		*	2.4
Dimensional Fund Advisors L.P. (17)	623,477	5.0		—		*	1.3
Directors and executive officers as a group (11 persons) (18)	1,460,916	10.9		956,706	53.4		41.8

*	Less than 1%
(1)	The address of each executive officer and director is in care of the Company, One Sport Chalet Drive, La Cañada Flintridge, California 91011. The address of Wedbush, Inc. is 1000 Wilshire Boulevard, Los Angeles, California 90017, and the address for Edward W. Wedbush and Wedbush Securities Inc. is P.O. Box 30014, Los Angeles, California 90030-0014. The address of Dimensional Fund Advisors L.P. is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(2)	Except as may be set forth below and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares of Common Stock owned.
(3)	Based on 12,414,490 shares of Class A Common Stock and 1,775,821 shares of Class B Common Stock outstanding on the June 24, 2014. Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The amount of shares beneficially owned by such person by reason of these acquisition rights is not deemed outstanding for the purpose of calculating the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at the June 24, 2014.
(4)	Based on 1/20th of one vote for each share of Class A Common Stock and one vote for each share of Class B Common Stock.
(5)	Includes 17,500 shares of Class A Common Stock and 500 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014.
(6)	Includes 2,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014.
(7)	Includes 8,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014.
(8)	Includes 26,250 shares of Class A Common Stock and 1,750 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014.
(9)	Includes 20,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014.
(10)	Includes 337,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014. Excludes 8,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date. 791,435 shares of Class B Common Stock are pledged as collateral for a loan used to pay Mr. Levra’s income taxes resulting from the 2005 recapitalization plan and for subsequent purchases of Class B Common Stock.
(11)	Includes 97,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014. Excludes 13,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.
(12)	Includes 199,001 shares of Class A Common Stock and 6,250 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014. Excludes 13,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.
(13)	Includes 137,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014. Excludes 13,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.
(14)	Includes 141,126 shares of Class A Common Stock and 6,250 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014. Excludes 13,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.
(15)	Consists of shares 7,576,450 shares of Class A Common Stock and 129,980 shares of Class B Common Stock held by the Olberz Trusts, of which Irene Olberz and Eric S. Olberz are co-trustees, which are pledged as collateral for a loan used in conjunction with a real estate construction project, and 5,694 shares of Class A Common Stock held by Eric S. Olberz.
(16)	Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2014, by Wedbush, Inc., Edward W. Wedbush and Wedbush Securities, Inc. as joint filers. Wedbush, Inc.

owns all of the shares of Wedbush Securities, Inc. Edward W. Wedbush is the chairman and owns a majority of the shares of Wedbush, Inc. and is the President of Wedbush Securities, Inc. Wedbush, Inc. states that it has sole voting power and sole dispositive power over 588,974 shares of Class A Common Stock, shared voting power over and shared dispositive power over 796,961 shares of Class A Common Stock. Mr. Wedbush states that he has sole voting power and sole dispositive power over 266,995 shares of Class A Common Stock, shared voting power over 1,063,956 shares of Class A Common Stock and shared dispositive power over 1,136,356 shares of Class A Common Stock. Wedbush Securities, Inc. states that it has sole voting power and sole dispositive power over 174,839 shares of Class A Common Stock, shared voting power over 796,961 shares of Class A Common Stock and shared dispositive power over 869,361 shares of Class A Common Stock. Mr. Wedbush disclaims beneficial ownership of the Class A Common held by Wedbush, Inc. or Wedbush Securities, Inc.
(17)	Based on information contained in a Schedule 13G/A filed with the SEC on February 10, 2014 by Dimensional Fund Advisors L.P. as an investment manager, advisor or sub-advisor of certain investment companies, trusts and accounts. Dimensional Fund Advisors L.P. states that it has sole voting power over 619,740 shares of Class A Common Stock and sole dispositive power over 623,477 shares of Class A Common Stock. Dimensional Fund Advisors L.P. disclaims beneficial ownership of the Class A Common Stock held by these investment companies, trusts and accounts.
(18)	Includes 992,877 shares of Class A Common Stock and 14,750 shares of Class B Common Stock issuable upon the exercise of stock options which first become exercisable on or before June 24, 2014. Excludes 60,000 shares of Class A Common Stock issuable upon the exercise of stock options which first become exercisable after that date.

Equity Compensation Plan Information

The following table sets forth certain information with respect to shares of the Company’s common stock that may be issued under our equity compensation plans as of March 30, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans Approved by Stockholders
Class A	2,085,168	$2.38	685,032	(1)
Class B	25,126	$7.18	685,032	(1)
Plans Not Approved by Stockholders	—	—	—

(1)	At June 24, 2014, there were 685,032 shares of common stock available for issuance, which shares may be either Class A Common Stock or Class B Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Policy Regarding Related Person Transactions

The Board has adopted a written policy which requires the Audit Committee to review and approve or ratify any transaction (a “related person transaction”) in which the Company was, or is to be, a participant and in which any director, executive officer, nominee for director or beneficial owner of more than 5% of the outstanding shares of common stock of the Company, or any immediate family member of any such person, has a direct or indirect material interest. The policy requires the following:

•	the Audit Committee shall review any proposed agreement or arrangement relating to a related person transaction or series of related person transactions, and any proposed amendment to any such agreement or arrangement;

•	the Audit Committee shall establish standards for determining whether the transactions covered by such proposed agreement or arrangement are on terms no less favorable to the Company than could be obtained from an unrelated third party (“fair to the Company”);

•	before the Company enters into any such proposed agreement or arrangement, and at least annually thereafter, the Company’s accounting department shall report to the Audit Committee whether the transactions covered by such agreement or arrangement are fair to the Company under the standards established by the Audit Committee;

•	the Audit Committee shall not pre-approve, and shall make all reasonable efforts (taking into account the cost thereof to the Company) to cancel or cause to be renegotiated, any such agreement or arrangement which is not so determined to be fair to the Company; and

•	the Company will disclose any related person transactions required to be disclosed by the rules promulgated by the SEC, in the manner so required.

Property Leases

The Company leases from corporations controlled by Irene Olberz and Eric S. Olberz, the wife and son of the Company’s founder, our corporate office in La Cañada Flintridge and our stores in Huntington Beach and Porter Ranch, California. We have incurred rental expense to Irene and Eric Olberz of $2.1 million, $2.1 million and $2.4 million in fiscal years 2014, 2013 and 2012, respectively. The following table sets forth base rent for the remaining lives on these related leases (excluding options for renewal).

Related Person payment due by period (in thousands)
Total	Less than 1 year	2 years	3 years	4 years	5 years
$3,825	$1,776	$1,161	$592	$296	—

Management believes that the occupancy costs under the leases with corporations controlled by Irene Olberz and Eric S. Olberz described above are no higher than those which would be charged by unrelated third parties under similar circumstances.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed by Moss Adams LLP, the Company’s independent registered public accounting firm for the fiscal year ended March 30, 2014, during or with respect to fiscal 2014 and fiscal 2013 were as follows:

Audit Fees: Fees for audit services totaled $217,000 in fiscal 2014 and $195,000 in fiscal 2013, including fees associated with the annual audit and the reviews of the Company’s Quarterly Reports on Form 10-Q.

Audit-Related Fees: Fees for audit-related services totaled $15,000 in fiscal 2014 and $16,000 in fiscal 2013. Audit-related services principally include benefit plan audits and accounting consultations.

Tax Fees: Fees for tax services, including tax compliance, tax advice and tax planning, totaled $47,000 in fiscal 2014 and $30,000 in fiscal 2013.

All Other Fees: There were no fees for other services in fiscal 2014 or fiscal 2013.

The Audit Committee administers the Company’s engagement of Moss Adams LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Moss Adams LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services. The Audit Committee, in reliance on management and the independent registered public accounting firm, has determined that the provision of these services in fiscal 2014 was compatible with maintaining the independence of Moss Adams LLP.

Prior to engagement, the Audit Committee pre-approves all independent registered public accounting firm services. The fees are budgeted, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee has delegated pre-approval authority to each of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements - The financial statements listed on the accompanying Index to Audited Consolidated Financial Statements are filed as part of this Annual Report.

	(2)	Schedules – Valuations and Qualifying Accounts.

For fiscal years 2014, 2013 and 2012, in thousands.

Allowance for sales returns (year ended)	Balance at beginning of period	Additions	Deductions	Balance at end of period
3/30/2014	$487	$20,241	$20,288	$440
3/31/2013	$450	$22,710	$22,673	$487
4/1/2012	$421	$21,452	$21,423	$450

(b)	Exhibits – The exhibits listed on the Index to Exhibits are filed as exhibits or incorporated by reference to this Annual Report.

Sport Chalet, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sport Chalet, Inc. as of March 30, 2014 and March 31, 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Chalet, Inc. as of March 30, 2014 and March 31, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

Los Angeles, California

June 30, 2014

Sport Chalet, Inc.

Consolidated Statements of Operations

	Fiscal year
	2014	2013	2012
	(in thousands, except per share amounts)

Net sales	$343,506	$360,645	$349,883
Cost of goods sold, buying and occupancy costs	252,569	261,405	254,510

Gross profit	90,937	99,240	95,373

Selling, general and administrative expenses	90,807	91,994	89,203
Depreciation and amortization	8,097	8,455	9,450

Loss from operations	(7,967)	(1,209)	(3,280)

Interest expense	2,170	2,124	1,790

Loss before income taxes	(10,137)	(3,333)	(5,070)

Income tax provision	2	2	2

Net loss	$(10,139)	$(3,335)	$(5,072)

Loss per share:
Basic and diluted	$(0.71)	$(0.24)	$(0.36)

Weighted average number of common shares outstanding:
Basic and diluted	14,190	14,190	14,190

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Balance Sheets

	March 30, 2014	March 31, 2013
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,620	$3,775
Accounts receivable, net	2,846	5,169
Merchandise inventories	100,977	104,255
Prepaid expenses and other current assets	1,999	1,830

Total current assets	109,442	115,029

Fixed assets, net	14,074	18,338

Total assets	$123,516	$133,367

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,654	$33,512
Loan payable to bank	52,464	46,324
Salaries and wages payable	2,963	3,367
Other accrued expenses	19,393	18,839

Total current liabilities	105,474	102,042

Deferred rent	12,702	16,075
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 2,000,000	—	—
Issued and outstanding shares – none
Class A Common Stock, $.01 par value:
Authorized shares – 46,000,000	124	124
Issued and outstanding shares – 12,414,490 at March 30, 2014 and March 31, 2013
Class B Common Stock, $.01 par value:
Authorized shares – 2,000,000	18	18
Issued and outstanding shares – 1,775,821 at March 30, 2014 and March 31, 2013
Additional paid-in capital	37,547	37,318
Accumulated deficit	(32,349)	(22,210)

Total stockholders’ equity	5,340	15,250

Total liabilities and stockholders’ equity	$123,516	$133,367

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A		Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
	(in thousands, except share amounts)
Balance at April 3, 2011	12,413,490	$124	1,775,821	$18	$36,107	$(13,803)	$22,446

Options exercised	1,000						—
Share-based compensation					914		914
Net loss for 2012						(5,072)	(5,072)

Balance at April 1, 2012	12,414,490	$124	1,775,821	$18	$37,021	$(18,875)	$18,288

Share-based compensation					297		297
Net loss for 2013						(3,335)	(3,335)

Balance at March 31, 2013	12,414,490	$124	1,775,821	$18	$37,318	$(22,210)	$15,250

Share-based compensation					229		229
Net loss for 2014						(10,139)	(10,139)

Balance at March 30, 2014	12,414,490	$124	1,775,821	$18	$37,547	$(32,349)	$5,340

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Consolidated Statements of Cash Flows

	Fiscal year
	2014	2013	2012
	(in thousands)
Operating activities
Net loss	$(10,139)	$(3,335)	$(5,072)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,097	8,455	9,450
(Gain) loss on disposal of property and equipment	(43)	(15)	39
Share-based compensation	229	297	914
Changes in operating assets and liabilities:
Accounts receivable	2,323	(2,392)	(668)
Merchandise inventories	3,278	(6,074)	(4,592)
Prepaid expenses and other current assets	(169)	(227)	2,939
Accounts payable	(1,315)	4,771	5,533
Salaries and wages payable	(404)	387	(267)
Other accrued expenses	(137)	883	(295)
Deferred rent	(3,373)	(3,265)	(2,684)

Net cash (used in) provided by operating activities	(1,653)	(515)	5,297

Investing activities
Purchase of fixed assets	(4,702)	(3,606)	(3,023)
Proceeds from sale of assets	60	16	85

Net cash used in investing activities	(4,642)	(3,590)	(2,938)

Financing activities
Proceeds from bank borrowing	378,745	387,749	376,359
Repayment of bank borrowing	(372,605)	(382,680)	(375,958)

Net cash provided by financing activities	6,140	5,069	401

(Decrease) increase in cash and cash equivalents	(155)	964	2,760
Cash and cash equivalents at beginning of year	3,775	2,811	51

Cash and cash equivalents at end of year	$3,620	$3,775	$2,811

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2,170	$2,124	$1,762
Income tax	$2	$2	$2

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	$59	$1,602	$1,081
Fixed assets acquired under capital leases	$691	$586	$722

The accompanying notes are an integral part of these consolidated financial statements.

Sport Chalet, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Operations

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of March 30, 2014, the Company operated 51 stores including 34 locations in Southern California, seven in Northern California, six in Arizona, three in Nevada, and one in Utah. In addition, the Company has a Team Sales Division and an online store at sportchalet.com. Sport Chalet, Inc. has two wholly owned subsidiaries: Sport Chalet Value Services, LLC and Sport Chalet Team Sales, Inc.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest to the last day of March. Fiscal years 2014, 2013, and 2012 ended on March 30, 2014, March 31, 2013, and April 1, 2012, respectively. All fiscal years presented include 52 weeks of operations.

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

Irene and Eric Olberz, the wife and son of the Company’s founder, along with certain members of management collectively own approximately 63% of the outstanding shares of the Class A Common Stock and Class B Common Stock at March 30, 2014.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with maturities of less than three months when purchased, including amounts receivable from credit card processors, to be cash equivalents. Management of cash provides for the reimbursement of all bank disbursement accounts on a daily basis.

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

	March 30,	March 31,
	2014	2013
	(in thousands)
Customers	$3,023	$5,884
Vendors	236	280
Other	345	282

	3,604	6,446
Allowance for doubtful accounts	(758)	(1,277)

Net accounts receivable	$2,846	$5,169

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

The estimated useful lives of the assets are as follows:

Fixtures and equipment	5-7 years
Computer software and equipment	3-7 years
Rental equipment	3 years
Vehicles	5 years
Leasehold improvements	10-15 years

The following table summarizes the components of fixed assets:

	March 30,	March 31,
	2014	2013
	(in thousands)
Fixtures and equipment	$38,153	$40,592
Computer software and equipment	36,200	36,255
Rental equipment	7,452	7,561
Vehicles	379	379
Leasehold improvements	57,888	63,021

	140,071	147,808
Accumulated depreciation	(125,997)	(129,470)

Net fixed assets	$14,074	$18,338

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

The Company’s experience indicates that not all issued Gift Cards are redeemed (the “Breakage”). Accordingly, Breakage is recognized as revenue by periodically decreasing the carrying value of the Gift Card liability by approximately 5% of the aggregate amount. The Company recognizes Breakage at the time of redemption of Gift Cards. The revenue from Breakage is included in the income statement line item net sales and amounted to $0.3 million for fiscal year 2014 and $0.4 million for each of fiscal years 2013 and 2012.

Cost of Goods Sold, Buying and Occupancy

Cost of goods sold, buying and occupancy includes merchandise costs, net of discounts and allowances, inbound freight and outbound shipping costs, as well as distribution center, purchasing, and occupancy costs. Distribution center costs include receiving costs, internal transfer costs, labor, building rent, utilities, repairs and maintenance for the Company’s distribution center and distribution system. Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s merchandise. Occupancy costs primarily consist of store rent. All these costs reflect, in management’s opinion, the direct cost involved in bringing the Company’s merchandise to market.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursement, amounted to $6.4 million, $6.6 million and $5.3 million for fiscal years 2014, 2013 and 2012, respectively. The amount of vendor reimbursements amounted to $1.9 million, $2.5 million and $2.9 million for fiscal years 2014, 2013 and 2012, respectively.

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

Self-Insurance Accruals

The Company self-insures a significant portion of expected losses under employee health insurance coverage, workers’ compensation and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and unreported.

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

A reconciliation of the basic and diluted loss per share are as follows:

	Fiscal year
	2014	2013	2012
	(in thousands, except per share amounts)
Net loss	$(10,139)	$(3,335)	$(5,072)

Weighted average number of common shares outstanding	14,190	14,190	14,190

Basic and diluted loss per share	$(0.71)	$(0.24)	$(0.36)

Options to purchase an aggregate of 2.1 million, 2.2 million and 2.2 million shares for fiscal years 2014, 2013 and 2012, respectively, are excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

Total stock-based compensation expense recognized for the 2014, 2013 and 2012 fiscal years was $0.2 million, $0.3 million and $0.9 million, respectively.

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

	Fiscal year
	2014	2013	2012
Risk-free interest rate	1.4%	0.7%	1.5%
Expected volatility	105.0%	101.0%	103.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	6.5	6.5	6.5

The weighted average fair value per share of options granted during fiscal 2014, 2013 and 2012 was $1.24, $1.26 and $1.39, respectively.

Recently Issued Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and determined either that they are not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

3. Loans Payable to Bank

In August 2013, we entered into a second amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”), which was first amended in May 2012. The credit facility provides for advances up to $75.0 million (previously $65.0 million from January 1 of each year through August 31 of each year and $70.0 million from September 1 of each year through December 31 of each year). This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. As amended by the second amendment, eligible inventory now includes food, rental equipment inventory up to $2.5 million of borrowing base, and ski lift ticket inventory from December 1 to March 31 of each year to the extent the lift tickets are subject to a guaranteed buy-back. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the amended credit facility accrues at the Lender’s prime rate plus a margin of between 1.25% and 1.75% per annum (presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (presently 2.50% per annum), in each case based on average credit facility utilization. Under the credit facility prior to the current amendment, the margins depended on EBITDA on a trailing 12-month basis. Interest accrued under the credit facility at a rate of 5.00% per annum at March 30, 2014. In addition, there is a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligation to the Lender is presently secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio measured monthly on a trailing 12-month basis of 1.10 to 1.00 (previously 1.25 to 1.00). The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less.

In June 2014, we entered into a third amendment to our October 2010 amended and restated credit facility with our existing bank, Bank of America, N.A. (the “Lender”). The third amendment provides the Lender’s consent to the term loan credit facility with Crystal Financial SBIC LP described below, incorporates an additional reserve against Borrowing Base availability as protection for the term loan lenders against “over advances” on the revolving credit facility and/or the term loan agreement and imposes the “availability block” referred to in the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014 regarding the term loan with Crystal Financial SBIC LP.”

At March 30, 2014, we utilized $56.9 million (including a letter of credit of $4.5 million) and had $8.5 million in availability, $2.0 million above the availability requirement of $6.5 million.

The weighted average interest rate on borrowings during the 2014, 2013 and 2012 fiscal years was 3.09%, 3.24% and 3.21%, respectively.

As a result of our continued losses and our desire to strengthen our financial position and liquidity, on June 27, 2014, we entered into a term loan credit facility with Crystal Financial SBIC LP for advances up to $15 million. The term loan credit facility is structured in conjunction with the Lender’s revolving credit facility for a total combined facility of $90 million (the “Combined Credit Facility”) and is secured by a second security position on all our assets and capital stock in our subsidiaries, subject only to a first position in favor of the Lender’s revolving credit facility. The amount we may borrow under the Combined Credit Facility is limited to a percentage of the value of accounts receivable and eligible inventory, minus certain reserves. Interest under the term loan credit facility accrues at LIBOR plus 8.50% per annum. In addition, there is a restriction on paying dividends, a commitment fee of 1.75%, and prepayment fee of 3.00% for year one and 2.00% for year two (except that in year one, any prepayment from cash sale of equity interests in the Company, or in connection with a Change of Control expressly permitted in writing by Crystal Financial SBIC LP, will be subject to an early prepayment fee of 2.00%). The term loan credit facility expires in November 2018.

4. Other Accrued Expenses

Other accrued expenses consist of the following:

	March 30,	March 31,
	2014	2013
	(in thousands)
Amount due to customers	$4,428	$4,662
Accrued sales tax	2,756	2,815
Self-insurance accruals	2,448	2,782
Other	9,761	8,580

Other accrued expenses	$19,393	$18,839

5. Commitments and Contingencies

The Company leases all of its existing store locations (including leases on its corporate office space and two stores from Irene and Eric Olberz, the wife and son of the Company’s founder). The leases for most of the existing stores are for approximately ten-year terms plus multiple option periods under non-cancelable operating leases with scheduled rent increases. Some of the leases provide for contingent rent based upon a percentage of sales in excess of specified minimums. If there are any free rent periods, they are accounted for on a straight line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space to begin the construction build-out. The amount of the excess of straight line rent expense over scheduled payments is recorded as a deferred rent liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight line basis as a reduction of rent expense over the lease term. Many of the leases obligate the Company to pay costs of maintenance, utilities, and property taxes.

Future minimum payments, including lease modifications, by year and in the aggregate, under those leases with terms of one year or more, consist of the following at March 30, 2014:

	Leases with Irene Olberz	Unrelated leases	Total
	(in thousands)
2015	$1,776	$27,897	$29,673
2016	1,161	23,638	24,799
2017	592	22,454	23,046
2018	296	14,930	15,226
2019	—	10,182	10,182
Thereafter	—	27,418	27,418

	$3,825	$126,518	$130,343

Total rent expense amounted to $38.0 million, $38.2 million and $36.5 million for fiscal years 2014, 2013 and 2012, respectively, which include $2.1 million, $2.1 million and $2.4 million, respectively, for the leases with Irene and Eric Olberz. Also, total rent expense includes contingent rentals calculated as a percentage of gross sales over certain base amounts of $1.7 million, $1.6 million and $1.8 million for fiscal years 2014, 2013 and 2012, respectively.

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

6. Income Taxes

The provision (benefit) for income taxes for fiscal years 2014, 2013 and 2012, consists of the following:

	Fiscal year
	2014	2013	2012
	(in thousands)
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—
State:
Current	2	2	2
Deferred	—	—	—

	2	2	2

	$2	$2	$2

We evaluate whether a valuation allowance should be established against our net deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and losses expected in the near future. In conducting our analysis, we utilize a consistent approach which considers our current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, we review changes in near-term market conditions and any other factors arising during the period which may impact our future operating results.

As a result of our previous analysis, we determined that a full valuation allowance against our net deferred tax assets was required. We will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. As of March 30, 2014, our net deferred tax assets and related valuation allowance totaled $30.4 million. The Company has federal and state net operating loss carryforwards of $33.3 million and $62.2 million, respectively, which can be carried forward for a period ranging from 14 to 20 years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of fiscal year end 2014 and 2013 are as follows:

	Fiscal year
	2014		2013
	Current	Non-current	Current	Non-current
	(in thousands)
Deferred tax assets:
Fixed assets	$—	$12,279	$—	$13,151
Net operating loss carryforward	—	14,937	—	9,094
Adjustments to the carrying value of inventory	1,388	—	1,877	—
Accrued vacation	452	—	489	—
Self-insurance accruals	1,338	—	1,207	—
Allowance for bad debt and sales returns	525	—	834	—
Other	1,827	—	1,712	—

Total deferred tax assets before valuation allowance	5,530	27,216	6,119	22,245

Deferred tax liabilities:
Deferred rent	—	(2,329)	—	(1,927)
Total deferred tax liabilities before valuation allowance	—	(2,329)	—	(1,927)

Valuation allowance	(5,530)	(24,887)	(6,119)	(20,318)

Total deferred tax assets (liabilities)	$—	$—	$—	$—

A reconciliation of the provision for income taxes for fiscal years 2014, 2013 and 2012 with the amount computed using the federal statutory rate, are as follows:

	Fiscal year
	2014	2013	2012
	(in thousands)
Statutory rate, 34% applied to loss before taxes	$(3,447)	$(1,133)	$(1,725)
State taxes, net of federal tax effect	(544)	(181)	(281)
Deferred tax valuation allowance	3,980	1,293	1,993
Other, net	13	23	15

	$2	$2	$2

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

As of March 30, 2014, there were 685,032 shares of common stock available for issuance pursuant to future stock option grants. There are 2.1 million Class A Options to purchase Class A Common Stock and 26,376 Class B Options to purchase Class B Common Stock outstanding at March 30, 2014, the Class A Options and Class B Options are combined in the disclosures that follow. The stock option activity during fiscal 2014 is presented in the following table:

	Options	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in 000’s)
Outstanding as of March 31, 2013	2,199,007	$2.48
Granted	38,500	1.24
Exercised	—
Forfeited or expired	(117,213)	2.48

Outstanding as of March 30, 2014	2,120,294	$2.46	5.3	$13

Vested as of March 30, 2014	1,724,694	$2.64	4.8	$11

The aggregate intrinsic value is based on the Company’s closing stock price of $1.17 and $1.29 for Class A Common Stock and Class B Common Stock, respectively, as of the last trading day of the period ended March 30, 2014.

As of March 30, 2014, total unrecognized share-based compensation expense related to non-vested stock options was $0.3 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The Company issues new shares of common stock upon exercise of stock options.

8. Employee Retirement Plan

The Sport Chalet, Inc. Employee Retirement Savings Plan (the “401(k) Plan”) covers all eligible employees. Employees who have completed three months of service and are 21 years of age or older are eligible to participate. Employees may contribute up to and including 100% of their eligible earnings or the government limit (whichever is less).

9. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations are as follows:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
FY 2014	(in thousands, except per share amounts)
Net sales	$79,986	$95,270	$86,725	$81,525
Gross profit	19,210	27,769	22,493	21,465
(Loss) income from operations	(5,186)	2,017	(2,493)	(2,305)
Net (loss) income	(5,705)	1,452	(3,040)	(2,846)
Basic and diluted (loss) earnings per share	$(0.40)	$0.10	$(0.21)	$(0.20)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
FY 2013	(in thousands, except per share amounts)
Net sales	$87,777	$97,567	$91,452	$83,849
Gross profit	23,728	26,925	25,219	23,368
(Loss) income from operations	(1,747)	(1,277)	1,254	561
Net (loss) income	(2,313)	(1,885)	760	103
Basic and diluted (loss) earnings per share	$(0.16)	$(0.13)	$0.05	$0.01

10. Subsequent Events

The Company has reported losses for each of the last seven fiscal years, has an accumulated deficit of $32.3 million as of March 30, 2014, and has sustained negative comparable store sales for six of the last seven fiscal years. As a result, on June 27, 2014, the Company entered into a term loan credit facility with Crystal Financial SBIC LP for $15 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT CHALET, INC.
(Registrant)

Date: June 30, 2014	By:	/S/ HOWARD K. KAMINSKY
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

/S/ CRAIG L. LEVRA	Date: June 30, 2014
Craig L. Levra, Chairman,
Chief Executive Officer and President
(Principal Executive Officer)

/S/ HOWARD K. KAMINSKY	Date: June 30, 2014
Howard K. Kaminsky, Executive Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/S/ JOHN R. ATTWOOD	Date: June 30, 2014
John R. Attwood, Director

/S/ MIKI R. BERARDELLI	Date: June 30, 2014
Miki R. Berardelli, Director

/S/ DONALD J. HOWARD	Date: June 30, 2014
Donald J. Howard, Director

/S/ RACHEL C. GLASER	Date: June 30, 2014
Rachel C. Glaser, Director

/S/ RANDALL G. SCOVILLE	Date: June 30, 2014
Randall G. Scoville, Director

/S/ KEVIN J. VENTRUDO	Date: June 30, 2014
Kevin J. Ventrudo, Director

Exhibit Index

Number	Description

3.1	Restated Certificate of Incorporation, restated as of November 4, 2009.	(1)

3.2	Bylaws, amended as of September 15, 2009.	(2)

4.1	Form of Certificate for the Class A Common Stock.	(3)

4.2	Form of Certificate for the Class B Common Stock.	(4)

10.1*	1992 Incentive Award Plan, as amended.	(5)

10.2*	Sport Chalet Stock Option Incentive Award Agreement.	(6)

10.3*	2004 Equity Incentive Plan, amended as of August 11, 2011.	(7)

10.4*	Sport Chalet 2004 Equity Incentive Plan Stock Option Agreement.	(8)

10.5*	Form of Indemnification Agreement with directors and officers.	(9)

10.6	Retail Lease for La Cañada Flintridge store dated as of January 11, 2008, between the Company and La Cañada Properties, Inc.	(10)

10.7	Lease for Huntington Beach store dated as of August 25, 1994, between the Company and Huntington Beach Properties, Inc.	(11)

10.8	First Amendment to Lease for Huntington Beach store dated as of March 31, 2006, between the Company and Huntington Beach Properties, Inc.	(12)

10.9	Lease for Porter Ranch store dated as of May 7, 1999, between the Company and North San Fernando Valley Properties, Inc.	(13)

10.10	Lease for La Cañada Flintridge offices dated as of October 1, 2002, between the Company and La Cañada Properties, Inc.	(14)

10.11	Second Amended and Restated Loan and Security Agreement dated as of October 18, 2010, among the Company, Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., certain financial institutions, as Lenders thereunder, and Bank of America, N.A., as Agent.	(15)

10.12	First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 1, 2012, among the Company, Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., the Lenders and Bank of America, N.A., as agent for the Lenders.	(16)

10.13	Second Amendment to Second Amended and Restated Loan and Security Agreement dated as of August 8, 2013, among the Company, Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., the Lenders and Bank of America, N.A., as agent for the Lenders.	(17)

10.14	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 27, 2014, among Sport Chalet, Inc., Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., certain financial institutions, as lenders thereunder, and Bank of America, N.A., as Agent.	(18)

10.15*	Amendment No. 1 to Employment Agreement dated as of December 9, 2005, between the Company and Norbert J. Olberz.	(19)

10.16*	Employment Agreement dated as of December 31, 2008, between the Company and Craig L. Levra.	(20)

10.17*	Employment Agreement dated as of December 31, 2008, between the Company and Howard K. Kaminsky.	(21)

10.18*	Employment Agreement dated as of December 31, 2008, between the Company and Dennis D. Trausch.	(22)

10.19*	Employment Agreement dated as of December 31, 2008, between the Company and Thomas H. Tennyson.	(23)

Exhibit Index

Number	Description

10.20*	Employment Agreement dated as of December 31, 2008, between the Company and Tim Anderson.	(24)

10.21*	Form of letter agreement dated as of March 31, 2006 re acceleration of vesting of options between the Company and certain of its executive officers and key employees.	(25)

10.22	Term Loan and Security Agreement, dated as of June 27, 2014, by and among Sport Chalet, Inc., Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., certain financial institutions, as lenders thereunder, and Crystal Financial SBIC LP, as Agent.	(26)

10.23	Secured Continuing Guaranty, dated as of June 27, 2014, by Sport Chalet Value Services, LLC and Sport Chalet Team Sales, Inc. in favor of Crystal Financial SBIC LP.	(27)

10.24	Security Agreement, dated as of June 27, 2014, by and between Sport Chalet Team Sales, Inc. and Crystal Financial SBIC LP, as Agent.	(28)

10.25	Security Agreement, dated as of June 27, 2014, by and between Sport Chalet Value Services, LLC and Crystal Financial SBIC LP, as Agent.	(29)

10.26	Trademark Security Agreement, dated as of June 27, 2014, by and between Sport Chalet, Inc. and Crystal Financial SBIC LP.	(30)

Exhibit Index

Number	Description

10.27	Pledge Agreement, dated as of June 27, 2014, by and between Sport Chalet, Inc. and Crystal Financial SBIC LP, as Agent.	(31)

10.28	Intercreditor Agreement, dated as of June 27, 2014, by and between Bank of America, N.A. and Crystal Financial SBIC LP.	(32)

23.1	Consent of Independent Registered Public Accounting Firm.	†

24.1	Power of attorney (see signature page).

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	†

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

†	Filed as part of this Annual Report on Form 10-K.
*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed November 6, 2009
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, filed November 6, 2009

Exhibit Index

Number	Description
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed on September 29, 2005.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration of Certain Classes of Securities on Form 8-A, filed September 29, 2005.
(5)	Incorporated by reference to Exhibit 10.1.1 and 10.1.2 to the Company’s annual Report on Form 10-K for the fiscal years ended March 31, 2003, filed June 23, 2003.
(6)	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration Statement No. 33-53120).
(7)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement for the 2011 annual meeting of stockholders, filed June 30, 2011.
(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed May 24, 2013.
(9)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed June 22, 2006.
(10)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, filed June 24, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(12)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed June 22, 2006.
(13)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, filed June 29, 1999
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed October 31, 2002.
(15)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 21, 2010.
(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 2, 2012.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 14, 2013.
(18)	Incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed June 30, 2014.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 9, 2005.
(20)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 8, 2009.
(21)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 8, 2009.
(22)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed January 8, 2009.

Exhibit Index

Number	Description
(23)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 8, 2009.
(24)	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed January 8, 2009.
(25)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 3, 2006.
(26)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 30, 2014.
(27)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed June 30, 2014.
(28)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed June 30, 2014.
(29)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed June 30, 2014.
(30)	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed June 30, 2014.
(31)	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed June 30, 2014.
(32)	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed June 30, 2014.