Form 10-Q
period 2014-06-29
SPORT CHALET INC
filed 2014-08-07
CIK 892907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Yes [ ]   No [X]

At August 6, 2014, there were 12,414,490 shares of Class A Common Stock outstanding and 1,775,821 shares of Class B Common Stock outstanding.

SPORT CHALET, INC.

Table of Contents to Form 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	13 weeks ended
	June 29, 2014	June 30, 2013
	(in thousands, except per share amounts)
Net sales	$80,660	$81,525
Cost of goods sold, buying and occupancy costs	58,781	60,060
Gross profit	21,879	21,465

Selling, general and administrative expenses	21,444	21,604
Depreciation and amortization	1,827	2,166
Loss from operations	(1,392)	(2,305)

Interest expense	452	541
Net loss	$(1,844)	$(2,846)

Loss per share:
Basic and diluted	$(0.13)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	14,190	14,190

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	March 30,
	2014	2014
	(Unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,368	$3,620
Accounts receivable, net	2,886	2,846
Merchandise inventories	105,946	100,977
Prepaid expenses and other current assets	2,929	1,999
Total current assets	115,129	109,442

Fixed assets, net	13,010	14,074
Total assets	$128,139	$123,516

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,120	$30,654
Loans payable	53,047	52,464
Salaries and wages payable	3,957	2,963
Other accrued expenses	18,318	19,393
Total current liabilities	112,442	105,474

Deferred rent	12,155	12,702
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – none	-	-
Class A Common Stock, $.01 par value: Authorized shares – 46,000,000 Issued and outstanding shares – 12,414,490 at June 29, 2014 and March 30, 2014	124	124
Class B Common Stock, $.01 par value: Authorized shares – 2,000,000 Issued and outstanding shares – 1,775,821 at June 29, 2014 and March 30, 2014	18	18
Additional paid-in capital	37,593	37,547
Accumulated deficit	(34,193)	(32,349)
Total stockholders’ equity	3,542	5,340
Total liabilities and stockholders’ equity	$128,139	$123,516

See accompanying notes.

SPORT CHALET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	13 weeks ended
	June 29, 2014	June 30, 2013
	(in thousands)
Operating activities
Net loss	$(1,844)	$(2,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,827	2,166
Loss on disposal of property and equipment	20	-
Share-based compensation	46	55
Changes in operating assets and liabilities:
Accounts receivable	(40)	(518)
Merchandise inventories	(4,969)	(4,891)
Prepaid expenses and other current assets	(930)	(2,023)
Accounts payable	6,431	4,688
Salaries and wages payable	994	816
Other accrued expenses	(1,393)	1,523
Deferred rent	(547)	(1,478)
Net cash used in operating activities	(405)	(2,508)

Investing activities
Purchase of fixed assets	(431)	(2,490)
Proceeds from sale of assets	1	-
Net cash used in investing activities	(430)	(2,490)

Financing activities
Proceeds from borrowing	85,449	92,262
Repayment of borrowing	(84,866)	(86,884)
Net cash provided by financing activities	583	5,378

Increase in cash and cash equivalents	(252)	380
Cash and cash equivalents at beginning of period	3,620	3,775
Cash and cash equivalents at end of period	$3,368	$4,155

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$452	$541

Supplemental disclosure of non-cash investing and financing activities
Purchases of fixed assets on credit	$67	$903
Fixed assets acquired under capital leases	$318	$-

See accompanying notes.

SPORT CHALET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.           Description of Business and Basis of Presentation

Sport Chalet, Inc. (the “Company”), founded by Norbert Olberz in 1959, is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of June 29, 2014, the Company operated 50 stores including 34 locations in Southern California, seven in Northern California, six in Arizona, two in Nevada, and one in Utah. Since April 2013, the Company has closed five stores and opened one new store. In addition, the Company has a Team Sales Division and an online store at sportchalet.com.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014. The condensed consolidated financial data at March 30, 2014 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014. Interim results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.           Business Acquisition

On June 30, 2014, the Company publicly announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vestis Retail Group, LLC, a Delaware limited liability company (“Vestis”), and Everest Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Vestis (“Merger Sub”).

Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of the Class A Common Stock, $0.01 par value per share, of the Company (the “Class A Shares”) and the Class B Common Stock, $0.01 par value per share, of the Company (the “Class B Shares” and together with the Class A Shares, the “Common Stock”) at a price per share of $1.20, net to the seller, in cash without interest, less any applicable withholding taxes, and subject to adjustment as described below. If the shares of Common Stock tendered into the Offer, together with the shares to be acquired by Merger Sub pursuant to the Stock Purchase Agreement and the Top-Up Option (as described in the Merger Agreement) do not constitute at least 90% of each of the Class A Shares and the Class B Shares on a fully diluted basis (as calculated pursuant to the Merger Agreement), the price per share of all Common Stock subject to the Offer will automatically be reduced to $1.04, net to the seller, in cash without interest, less any applicable withholding taxes. On August 3, 2014, the Company entered into Amendment No. 1 (the “Merger Agreement Amendment”), to the Merger Agreement to change the definition of Initial Offer Expiration Time from midnight, New York City time, at the end of August 1, 2014 to midnight, New York City time, at the end of August 15, 2014.

Between July 9 and July 15, 2014, four plaintiffs filed purported class action lawsuits against Sport Chalet, its directors, Everest Merger Sub, Inc., a Delaware corporation (“Purchaser”) and a wholly-owned subsidiary of Vestis Retail Group, LLC, a Delaware limited liability company (“Parent”) in connection with the proposed acquisition of the publicly owned shares of Sport Chalet by Parent and Purchaser (the “Proposed Transaction”) in the Superior Court of the State of California for the County of Los Angeles, captioned Barry Lieberman v. Sport Chalet, Inc. et al., Case No. BC551232 (July 9, 2014), Enrique Grossmann v. Sport Chalet, Inc. et al., Case No. BC551440 (July 11, 2014), David Stec v. Sport Chalet, Inc. et al., Case No. BC551574 (July 14, 2014), and Graeco Inc. v. Sport Chalet, Inc. et al., Case No. BC551746 (July 15, 2014). Versa Capital Management, LLC was also named as a defendant by the plaintiffs in the Barry Lieberman, David Stec and Graeco Inc. cases. The plaintiff in each case alleges that the Sport Chalet directors breached their fiduciary duties to Sport Chalet stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Sport Chalet through an allegedly flawed process and for inadequate consideration. Each plaintiff also alleges that the directors breached their fiduciary duties with respect to the contents of the tender offer solicitation/recommendation materials on Schedule 14D-9. Each of the lawsuits seeks, among other things, equitable relief that would enjoin the consummation of the Proposed Transaction, rescission of the Proposed Transaction (to the extent it has already been implemented) and attorneys’ fees and costs. We intend to defend the suits vigorously. We are not able to evaluate the likelihood of an unfavorable outcome nor can we estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition.

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

	13 weeks ended
	June 29, 2014	June 30, 2013
	(in thousands, except per share amounts)
Net loss	$(1,844)	$(2,846)

Weighted average number of common shares outstanding	14,190	14,190

Basic and diluted loss per share	$(0.13)	$(0.20)

Options to purchase an aggregate of 2.1 million shares for the 13 weeks ended June 29, 2014 and an aggregate of 2.2 million shares for the 13 weeks ended June 30, 2013 are excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4.           Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the future impact of the issuance of ASU No. 2014-09.

We reviewed all recently issued accounting pronouncements and determined either that they are not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

5             Loans Payable

The Company and its subsidiaries, and Bank of America, N.A., as Agent (“Bank of America”), are parties to a Second Amended and Restated Loan and Security Agreement dated as of October 18, 2010, as amended (the “Revolving Agreement”). The Revolving Agreement provides the Company with a revolving credit facility for advances up to $75.0 million. This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the credit facility accrues at Bank of America’s prime rate plus a margin of between 1.25% and 1.75% per annum (this margin is presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (this margin is presently 2.50% per annum), in each case based on average credit facility utilization. The Revolving Agreement imposes a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligations under the Revolving Agreement are secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio (“FCCR”) measured monthly on a trailing 12-month basis of 1.10 to 1.00. The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less.

In June 2014, we entered into a third amendment to the Revolving Agreement. The third amendment provides Bank of America’s consent to the Term Loan Agreement with Crystal Financial SBIC LP described below, incorporates an additional reserve against Borrowing Base availability as protection for the term loan lenders against “over advances” on the Revolving Agreement and/or the Term Loan Agreement and imposes the “availability block” described below in connection with the term loan with Crystal Financial SBIC LP.

At June 29, 2014, we utilized $58.7 million (including a letter of credit of $5.7 million) and had $10.6 million in availability, $3.7 million above the current availability requirement of $6.9 million.

As a result of our continued losses and our desire to strengthen our financial position and liquidity, in June 2014, the Company and its subsidiaries entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) dated as of June 27, 2014 with Crystal Financial SBIC LP (the “Term Loan Agent”) as agent for the lenders party to the Agreement. The Term Loan Agreement provides for a $15 million term loan with a maturity date of November 8, 2018. The term loan earns interest at a rate of LIBOR plus 8.5% per annum. The Company paid a closing fee for the term loan in the amount of $262,500. The Agreement provides for a prepayment fee of 3.00% for year one and 2.00% for year two (except that in year one, any prepayment from cash sale of equity interests in the Company or either of its subsidiaries, or in connection with a Change of Control expressly permitted in writing by the Term Loan Agent, will be subject to an early prepayment fee of 2.00%). The term loan is secured by a second priority security interest on all our assets and capital stock in our subsidiaries, subject only to a first priority security interest securing our obligations under the Revolving Agreement. The Term Loan Agreement limits the combined amount we can borrow under the Term Loan Agreement and under the Revolving Agreement to a combined borrowing base of (a) the sum of (i) 102.5% of a fixed monthly percentage (which ranges between 78% and 88.3%) of eligible inventory as provided in the Term Loan Agreement, plus (ii) 90% of eligible credit card receivables, plus (iii) 75% of eligible receivables of our Team Sales subsidiary, plus (iv) 65% of the value of eligible Team Sales inventory, plus (v) a formula calculation based on rental inventory, minus (b) the availability reserve established by the Agent under the Revolving Agreement, minus (c) a new block on combined availability under the Term Loan Agreement and under the Revolving Agreement, calculated as the greater of (a) $5 million and (b) ten percent (10%) of the lesser of (i) the borrowing base for both the term loan and the revolving credit facility (calculated without giving effect to clauses (b) and (c) included in the description of borrowing base) or (ii) the sum of the amount owed on the term loan plus the total committed amount under the Revolving Agreement. The effect of this availability block is to reduce the amount available for borrowing under the Revolving Agreement; although the availability block is imposed in connection with the Term Loan Agreement, the availability block is actually imposed as a limitation under the Revolving Agreement. In order to provide for this limitation on the revolving credit facility, and in order to permit the Company and its subsidiaries to enter into the Term Loan Agreement and borrow the $15 million term loan in compliance with the Revolving Agreement, on June 27, 2014 the Company and its subsidiaries, and Bank of America, entered into the third amendment to the Revolving Agreement.

The Term Loan Agreement imposes various affirmative and negative covenants upon the Company and its subsidiaries, including the requirement that FCCR be not less than 1.10 to 1.00 during the 30-day period commencing upon any day that a default or event of default occurs under the Term Loan Agreement or availability for borrowings under the revolving borrowing facility falls below $2,500,000 at any time from January 16 through November 29 each year, and $7,500,000 at any time from each November 30 to the following January 15.

On August 3, 2014, we utilized $64.8 million (including a letter of credit of $5.7 million) and had $11.7 million in availability above the Bank of America FCCR covenant trigger, and $8.4 million in availability above the Term Loan Agreement FCCR covenant trigger. The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).

In connection with the safe harbor provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. See “Factors That May Affect Future Results.” These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

General Overview

Sport Chalet, Inc. (referred to as the “Company,” “Sport Chalet,” “we,” “us,” and “our”) is a premier, full-service specialty sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear. As of June 29, 2014, we operated 50 stores, including 34 locations in Southern California, seven in Northern California, six in Arizona, two in Nevada, and one in Utah, comprising a total of over two million square feet of retail space. Since April 2013, the Company has closed five stores and opened one new store. These stores average approximately 41,000 square feet in size. Our stores offer over 50 specialty services for the sports enthusiast, including online same day delivery, climbing, backcountry skiing, ski mountaineering, avalanche education, and mountain trekking instruction, car rack installation, snowboard and ski rental and repair, Scuba training and certification, Scuba boat charters, team sales, gait analysis, baseball/softball glove steaming and lacing, racquet stringing, and bicycle tune-up and repair. In addition, we have a Team Sales Division and an online store at sportchalet.com.

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

We have reported losses for each of the last seven fiscal years, have an accumulated deficit of $32.3 million as of March 30, 2014, and have sustained negative comparable store sales for six of the last seven fiscal years. As a result of the continued losses and our desire to strengthen our financial position and liquidity, we retained a financial advisor to explore strategic alternatives in August 2013 and on June 30, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vestis Retail Group, LLC, a Delaware limited liability company (“Vestis”), and Everest Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Vestis. For a more complete description of the Merger Agreement, see Note 2 to Notes to Condensed Consolidated Financial Statements and our Current Report on Form 8-K filed with the SEC on July 1, 2014 and see Part II, Item 1A, “Risk Factors – Failure to consummate the merger agreement pursuant to which we would be acquired by Vestis Retail Group, LLC could materially and adversely affect our operations and our stock price.” Since fiscal 2007, we have increasingly relied on debt for our capital needs, to fund new store openings and to cover losses from operations. As a result, on June 27, 2014, we entered into a term loan with Crystal Financial SBIC LP for $15 million. For a more complete description of the term loan, see our Current Report on Form 8-K filed with the SEC on July 1, 2014 and the Liquidity and Capital Resources section of Item 2 below.

Results of Operations

13 Weeks Ended June 29, 2014 Compared to June 30, 2013

The following table sets forth statements of operations data and relative percentages of net sales for the 13 weeks ended June 29, 2014 compared to the 13 weeks ended June 30, 2013 (dollar amounts in thousands, except per share amounts):

	13 weeks ended
	June 29, 2014		June 30, 2013		Dollar	Percentage
	Amount	Percent	Amount	Percent	change	change
Net sales	$80,660	100.0%	$81,525	100.0%	$(865)	(1.1%	)
Gross profit	21,879	27.1%	21,465	26.3%	414	1.9%
Selling, general and administrative expenses	21,444	26.6%	21,604	26.5%	(160)	(0.7%	)
Depreciation and amortization	1,827	2.3%	2,166	2.7%	(339)	(15.7%	)
Loss from operations	(1,392)	(1.7% )	(2,305)	(2.8% )	913	(39.6%	)
Interest expense	452	0.6%	541	0.7%	(89)	(16.5%	)
Net loss	(1,844)	(2.3% )	(2,846)	(3.5% )	1,002	(35.2%	)

Loss per share:
Basic and diluted	$(0.13)		$(0.20)		$0.07	(35.2%	)

Sales decreased $0.9 million, or 1.1%, to $80.7 million for the 13 weeks ended June 29, 2014 from $81.5 million for the 13 weeks ended June 30, 2013. The decrease in sales is primarily due to a sales decrease of $2.4 million from the closure of five underperforming stores and a comparable store sales decrease of 0.3%, partially offset by sales increases of $0.1 million, or 5.9%, in the Team Sales Division, $0.1 million, or 7.6%, in online sales, and sales from the one new concept store opened at the end of June 2013.

Gross profit increased $0.4 million, or 1.9%, as the decrease in sales was offset primarily by improvements in the effectiveness of handling customer returns, which also resulted in an increase in gross profit as a percent of sales to 27.1% from 26.3%.

Selling, general and administrative (“SG&A”) expenses decreased $0.2 million, or 0.7%, primarily due to a decrease of $0.5 million in labor from closed stores, partially offset by an increase of $0.3 million in professional fees primarily from labor related issues. SG&A as a percent of sales increased to 26.6% from 26.5%.

Net loss for the quarter ended June 29, 2014 decreased $1.0 million to $1.8 million, or $0.13 per diluted share, from net loss of $2.8 million, or $0.20 per diluted share, for the quarter ended June 30, 2013.

Liquidity and Capital Resources

Our primary capital requirements currently are for inventory replenishment, store operations and capital expenditures required for replacement or upgrades as needed. We have sustained operating losses for the past seven fiscal years and negative comparable store sales for six of the last seven fiscal years. There can be no assurance that we will report net income in any future period or that comparable store sales will improve. As a result, since fiscal 2007, we have increasingly relied on debt for our capital needs, to fund new store openings and to cover losses from operations. For the foreseeable future our ability to continue our operations and business is dependent on credit terms from vendors and debt. As a result, on June 27, 2014, the Company entered into a term loan with Crystal Financial SBIC LP for $15 million.

Net cash used in operating activities has generally been the result of net loss, adjusted for depreciation and amortization, and changes in inventory along with related accounts payable. The following table summarizes the more significant items for the 13 weeks ended June 29, 2014 and June 30, 2013:

	13 weeks ended
	June 29, 2014	June 30, 2013
	(in thousands)
Net loss	$(1,844)	$(2,846)
Depreciation and amortization	1,827	2,166
Merchandise inventories	(4,969)	(4,891)
Accounts payable	6,431	4,688
Other	(1,850)	(1,625)
Net cash used in operating activities	$(405)	$(2,508)

Inventory decreased $5.0 million due to the five store closures while average inventory per store increased 2.9% to $2.12 million for the 13 weeks ended June 29, 2014 from $2.06 million for the 13 weeks ended June 30, 2013. The increase in average inventory per store is primarily due to the timing of the closures and the absorption of the inventory by the remaining existing stores as well as $2.8 million of winter related merchandise in excess of the prior year end of season carryover.

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

The Company and its subsidiaries, and Bank of America, N.A., as Agent (“Bank of America”), are parties to a Second Amended and Restated Loan and Security Agreement dated as of October 18, 2010, as amended (the “Revolving Agreement”). The Revolving Agreement provides the Company with a revolving credit facility for advances up to $75.0 million. This facility provides for up to $10.0 million in authorized letters of credit within the $75.0 million facility. The amount we can borrow under this credit facility is limited to fixed percentages of the value of various categories of accounts receivable and fixed percentages of the value of various categories of eligible inventory, minus certain reserves. Our borrowing capacity and thus the adequacy of our working capital would be adversely affected if we experienced a significant decrease in eligible inventory, whether due to our vendors’ unwillingness to ship us merchandise, the aging of inventory and/or an unfavorable inventory appraisal. Interest under the credit facility accrues at Bank of America’s prime rate plus a margin of between 1.25% and 1.75% per annum (this margin is presently 1.50% per annum), or at our option we can fix the rate for a period of time at LIBOR plus a margin of between 2.25% and 2.75% per annum (this margin is presently 2.50% per annum), in each case based on average credit facility utilization. The Revolving Agreement imposes a restriction on paying dividends as well as an unused commitment fee of 0.25% per year, based on a weighted average formula. The credit facility expires in August 2018. Our obligations under the Revolving Agreement are secured by a first priority lien on substantially all of our non-real estate assets, and we are subject to, among others, a covenant that we maintain a Fixed Charge Coverage Ratio (“FCCR”) measured monthly on a trailing 12-month basis of 1.10 to 1.00. The covenant would apply only if our availability is equal to or less than the greater of (x) $5.0 million and (y) 10% of the amount of the credit facility (presently $75.0 million) or the borrowing base, whichever is less.

In June 2014, we entered into a third amendment to the Revolving Agreement. The third amendment provides Bank of America’s consent to the Term Loan Agreement with Crystal Financial SBIC LP described below, incorporates an additional reserve against Borrowing Base availability as protection for the term loan lenders against “over advances” on the Revolving Agreement and/or the Term Loan Agreement and imposes the “availability block” described below in connection with the term loan with Crystal Financial SBIC LP.

At June 29, 2014, we utilized $58.7 million (including a letter of credit of $5.7 million) and had $10.6 million in availability, $3.7 million above the current availability requirement of $6.9 million.

As a result of our continued losses and our desire to strengthen our financial position and liquidity, in June 2014, the Company and its subsidiaries entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) dated as of June 27, 2014 with Crystal Financial SBIC LP (the “Term Loan Agent”) as agent for the lenders party to the Agreement. The Term Loan Agreement provides for a $15 million term loan with a maturity date of November 8, 2018. The term loan earns interest at a rate of LIBOR plus 8.5% per annum. The Company paid a closing fee for the term loan in the amount of $262,500. The Agreement provides for a prepayment fee of 3.00% for year one and 2.00% for year two (except that in year one, any prepayment from cash sale of equity interests in the Company or either of its subsidiaries, or in connection with a Change of Control expressly permitted in writing by the Term Loan Agent, will be subject to an early prepayment fee of 2.00%). The term loan is secured by a second priority security interest on all our assets and capital stock in our subsidiaries, subject only to a first priority security interest securing our obligations under the Revolving Agreement. The Term Loan Agreement limits the combined amount we can borrow under the Term Loan Agreement and under the Revolving Agreement to a combined borrowing base of (a) the sum of (i) 102.5% of a fixed monthly percentage (which ranges between 78% and 88.3%) of eligible inventory as provided in the Term Loan Agreement, plus (ii) 90% of eligible credit card receivables, plus (iii) 75% of eligible receivables of our Team Sales subsidiary, plus (iv) 65% of the value of eligible Team Sales inventory, plus (v) a formula calculation based on rental inventory, minus (b) the availability reserve established by the Agent under the Revolving Agreement, minus (c) a new block on combined availability under the Term Loan Agreement and under the Revolving Agreement, calculated as the greater of (a) $5 million and (b) ten percent (10%) of the lesser of (i) the borrowing base for both the term loan and the revolving credit facility (calculated without giving effect to clauses (b) and (c) included in the description of borrowing base) or (ii) the sum of the amount owed on the term loan plus the total committed amount under the Revolving Agreement. The effect of this availability block is to reduce the amount available for borrowing under the Revolving Agreement; although the availability block is imposed in connection with the Term Loan Agreement, the availability block is actually imposed as a limitation under the Revolving Agreement. In order to provide for this limitation on the revolving credit facility, and in order to permit the Company and its subsidiaries to enter into the Term Loan Agreement and borrow the $15 million term loan in compliance with the Revolving Agreement, on June 27, 2014 the Company and its subsidiaries, and Bank of America, entered into the third amendment to the Revolving Agreement.

 The Term Loan Agreement imposes various affirmative and negative covenants upon the Company and its subsidiaries, including the requirement that FCCR be not less than 1.10 to 1.00 during the 30-day period commencing upon any day that a default or event of default occurs under the Term Loan Agreement or availability for borrowings under the revolving borrowing facility falls below $2,500,000 at any time from January 16 through November 29 each year, and $7,500,000 at any time from each November 30 to the following January 15.

The foregoing summary is qualified in its entirety by reference to the copy of the Agreement which is attached as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2014 and by reference to the copy of the Amendment which is attached as Exhibit 99.8 to the same Current Report, and each is incorporated herein by this reference.

On August 3, 2014, we utilized $64.8 million (including a letter of credit of $5.7 million) and had $11.7 million in availability above the Bank of America FCCR covenant trigger, and $8.4 million in availability above the Term Loan Agreement FCCR covenant trigger. The amount of availability fluctuates due to seasonal changes in sales and inventory purchases throughout the year.

No cash dividends have been declared on Class A Common Stock and Class B Common Stock as we intend to retain earnings, if any, for use in the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, our credit facilities restricts the payment of any cash dividends.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

Contractual obligations and commitments related to operating lease obligations, employment contracts and letters of credit are excluded from the balance sheet in accordance with accounting principles generally accepted in the United States.

The following table summarizes such obligations as of June 29, 2014:

	Payment due by period
Contractual Obligations		Less than			More than
(in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating leases (1)	$125,842	$28,147	$47,350	$24,611	$25,734
Capital leases	1,488	589	892	7	-
Revolving credit facility (2)	53,047	53,047	-	-	-
Letters of credit	5,670	5,670	-	-	-
Total contractual obligations	$186,046	$87,452	$48,242	$24,618	$25,734

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

Generally, our purchase obligations are cancelable 45 days prior to shipment from our vendors. Letters of credit amounting to approximately $5.7 million were outstanding as of June 29, 2014 and expire within one year.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Actual results may differ from these estimates. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, we consider our policies on inventory valuation, revenue recognition, gift card redemption, self-insurance reserves, impairment of long-lived assets and estimation of net deferred income tax asset valuation allowance to be the most critical in understanding the significant estimates and judgments that are involved in preparing our consolidated financial statements.

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

For a more detailed discussion of these factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business:

●	If our vendors do not provide sufficient quantities of merchandise, our net sales may suffer and hinder our return to profitability.

●	The limited availability under our revolving credit facility may result in insufficient working capital.

●	Our future operations may be dependent on the availability of additional financing.

●	We have a history of losses which could continue in the future.

●	Our Common Stock may be delisted from the NASDAQ Stock Market.

●	The downturn in the economy that commenced in fiscal 2009 continues to affect consumer purchases of discretionary items, significantly reducing our net sales and profitability.

●	If we lose key management or are unable to attract and retain talent, our operating results could suffer.

●

If we are unable to effectively manage and expand our alliances and relationships with selected suppliers of brand name merchandise, we may be unable to effectively execute our strategy to differentiate ourselves from our competitors.

●	Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

●	Because our stores are concentrated in the western portion of the United States, we are subject to regional risks.

●	No assurance can be given that we will be successful in continuing to grow our Team Sales Division and online business.

●	If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

●	Seasonal fluctuations in the sales of our merchandise and services could cause our annual operating results to suffer.

●	Declines in the effectiveness of marketing could cause our operating results to suffer.

●	Problems with our information systems could disrupt our operations and negatively impact our financial results.

●	Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

●	We may not be able to renew the leases of existing store locations.

●	We may not be able to terminate or modify the leases of existing store locations.

●	Future growth is highly uncertain and subject to numerous risks.

●	Our quarterly operating results may fluctuate substantially.

●	We are controlled by Irene and Eric Olberz and management, whose interests may differ from those of other stockholders.

●	Our Class A and Class B Common Stock is thinly traded and the price of our Class A and Class B Common Stock may be volatile.

●	Provisions in the Company's charter documents could discourage a takeover that stockholders may consider favorable.

●	We may be subject to litigation that may adversely affect our business and financial performance.

●	Changes in accounting standards and subjective assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results.

●	Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our business.

●	We self-insure for a significant portion of employee health insurance coverage and recent federal health care legislation could increase our expenses.

●	Terrorist attacks, acts of war and foreign instability may harm our business.

●	We rely on one distribution center and any disruption could reduce our sales.

●	We may pursue strategic acquisitions, which could have an adverse impact on our business.

●	Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

●	Poor performance of professional sports teams within our core markets could adversely affect our financial results.

●	A regional or global health pandemic could severely affect our business.

●	Global warming could cause erosion of both our winter and summer seasonal businesses over a long-term basis.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to interest rate risk consists primarily of borrowings under its credit facilities, which bears interest at floating rates (primarily LIBOR-based rates). The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would not be significant.

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

Between July 9 and July 15, 2014, four plaintiffs filed purported class action lawsuits against Sport Chalet, its directors, Everest Merger Sub, Inc., a Delaware corporation (“Purchaser”) and a wholly-owned subsidiary of Vestis Retail Group, LLC, a Delaware limited liability company (“Parent”) in connection with the proposed acquisition of the publicly owned shares of Sport Chalet by Parent and Purchaser (the “Proposed Transaction”) in the Superior Court of the State of California for the County of Los Angeles, captioned Barry Lieberman v. Sport Chalet, Inc. et al., Case No. BC551232 (July 9, 2014), Enrique Grossmann v. Sport Chalet, Inc. et al., Case No. BC551440 (July 11, 2014), David Stec v. Sport Chalet, Inc. et al., Case No. BC551574 (July 14, 2014), and Graeco Inc. v. Sport Chalet, Inc. et al., Case No. BC551746 (July 15, 2014). Versa Capital Management, LLC was also named as a defendant by the plaintiffs in the Barry Lieberman, David Stec and Graeco Inc. cases. The plaintiff in each case alleges that the Sport Chalet directors breached their fiduciary duties to Sport Chalet stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Sport Chalet through an allegedly flawed process and for inadequate consideration. Each plaintiff also alleges that the directors breached their fiduciary duties with respect to the contents of the tender offer solicitation/recommendation materials on Schedule 14D-9. Each of the lawsuits seeks, among other things, equitable relief that would enjoin the consummation of the Proposed Transaction, rescission of the Proposed Transaction (to the extent it has already been implemented) and attorneys’ fees and costs. We intend to defend the suits vigorously. We are not able to evaluate the likelihood of an unfavorable outcome nor can we estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to us, this litigation could have a material adverse effect on our financial condition.

Item 1A.        Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 30, 2014 (the “Annual Report”), except as set forth below. Our short-term and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the risk factor set forth below, as well as the risk factors set forth in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

Failure to consummate the merger agreement pursuant to which we would be acquired by Vestis Retail Group, LLC could materially and adversely affect our operations and our stock price.

Failure to consummate or any delay in consummating our acquisition by Vestis Retail Group, LLC, announced on June 30, 2014, for any reason could materially and adversely affect our operations and our stock price. If our acquisition by Vestis Retail Group, LLC is not consummated for any reason, including the failure of our stockholders to tender a majority in voting power of the Company’s common stock or if there is a delay in the consummation of the tender offer or the acquisition, we will be subject to a number of material risks, including, among other things:

●	we could be required to pay to Vestis Retail Group, LLC a termination fee under certain circumstances as set forth in the merger agreement;
●

the market price of our Class A Common Stock and Class B Common Stock may decline to the extent that the current market price of our Class A Common Stock and Class B Common Stock reflects a market assumption that the acquisition will be consummated;

●

the possibility exists that certain key employees may terminate their employment with us as a result of the proposed acquisition by Vestis Retail Group, LLC even if the proposed acquisition are not ultimately consummated;

●

the diversion of management’s attention away from our day-to-day business, limitations on the conduct of our business prior to completing the proposed transactions, and other restrictive covenants contained in the merger agreement that may impact the manner in which our management is able to conduct the business of the Company during the period prior to the consummation of the acquisition and the potential disruption to our employees and our relationships with customers and vendors during the period prior to the consummation of the acquisition, may make it difficult for us to regain our financial and market position if the acquisition does not occur; and

●	our financial condition could continue to deteriorate and, as a result, we may have to cease operations and seek protection under the U.S. Bankruptcy Code.

In addition, if the merger agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find another partner, and even if we do find another partner, that the new partner will agree to provide consideration similar to the consideration to be provided in the acquisition by Vestis Retail Group, LLC.

Pending and potential legal proceedings in connection with the merger agreement with Vestis Retail Group, LLC could adversely affect our business and divert management’s attention and resources from other matters. Class action lawsuits have been, and additional class action lawsuits may be, filed by third parties challenging our contemplated transactions with Vestis Retail Group, LLC. If not ultimately dismissed, these lawsuits could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters. See “Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibits:

2.1

Agreement and Plan of Merger, dated as of June 30, 2014, by and among Sport Chalet, Inc., Vestis Retail Group, LLC and Everest Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

2.2

Amendment No. 1, dated as of August 3, 2014, to the Agreement and Plan of Merger, dated as of June 30, 2014, by and among Sport Chalet, Inc., Vestis Retail Group, LLC and Everest Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 4, 2014)

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

10.1

Stock Purchase Agreement, dated as of June 30, 2014, by and among The Olberz Family Trust dated 05/06/1997, Irene M. Olberz, Eric S. Olberz, Vestis Retail Group, LLC, Everest Merger Sub, Inc. and, solely with respect to certain provisions, Sport Chalet, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.2

Form of Tender and Support Agreement, dated as of June 30, 2014, by and among Vestis Retail Group, LLC, Everest Merger Sub, Inc. and each of Craig L. Levra, Howard K. Kaminsky and Dennis Trausch (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.3

First Amendment to Lease, dated as of June 30, 2014, by and between La Canada Properties, Inc. and the Company (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.4

Indemnification Agreement, dated as of June 30, 2014, by and among the Company, Irene Maria Olberz, Eric Steven Olberz, and the Olberz Family Trust (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.5

Consent Agreement, dated as of June 27, 2014, by and among Sport Chalet, Inc., Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., certain financial institutions and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.6

Consent Agreement, dated as of June 27, 2014, by and among Sport Chalet, Inc., Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., certain financial institutions and Crystal Financial SBIC LP., as Agent (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.7

Letter agreement, dated June 30, 2014, between Sport Chalet, Inc. and Craig L. Levra, waiving enhanced change-in-control termination benefits (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.8

Letter agreement, dated June 30, 2014, between Sport Chalet, Inc. and Howard K. Kaminsky, waiving enhanced change-in-control termination benefits (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.9

Term Loan and Security Agreement, dated as of June 27, 2014, among Sport Chalet, Inc., Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., certain financial institutions, as lenders thereunder, and Crystal Financial SBIC LP, as Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.10

Secured Continuing Guaranty, dated as of June 27, 2014, by Sport Chalet Value Services, LLC and Sport Chalet Team Sales, Inc. in favor of Crystal Financial SBIC LP (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.11

Security Agreement, dated as of June 27, 2014, between Sport Chalet Team Sales, Inc. and Crystal Financial SBIC LP, as Agent (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.12

Security Agreement, dated as of June 27, 2014, between Sport Chalet Value Services, LLC and Crystal Financial SBIC LP, as Agent (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.13

Trademark Security Agreement, dated as of June 27, 2014, between Sport Chalet, Inc. and Crystal Financial SBIC LP (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.14

Pledge Agreement, dated as of June 27, 2014, between Sport Chalet, Inc. and Crystal Financial SBIC LP, as Agent (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.15

Intercreditor Agreement, dated as of June 27, 2014, between Bank of America, N.A. and Crystal Financial SBIC LP (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

10.16

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 27, 2014, among Sport Chalet, Inc., Sport Chalet Value Services, LLC, Sport Chalet Team Sales, Inc., certain financial institutions, as lenders thereunder, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K filed on July 1, 2014)

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

SPORT CHALET, INC.

DATE:	August 7, 2014	By:	/s/ HOWARD K. KAMINSKY
Howard K. Kaminsky
Executive Vice President-Finance,
Chief Financial Officer and Secretary
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)